Form 10-K
period 2016-12-31
EPR PROPERTIES
filed 2017-03-01
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $5,172,059,171.
At February 27, 2017, there were 64,105,840 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	Unsuccessful development, operation, financing or compliance with licensing requirements of the planned casino and resort development by the third-party lessee;

•	Risks related to overruns for the construction of common infrastructure at our planned casino and resort development for which we would be responsible;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

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

•	Risks relating to our tenants' exercise of purchase options or borrowers' exercise of prepayment options related to our education properties;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with security breaches and other disruptions;

i

•	Changes in accounting standards that may adversely affect our financial statements;

•	Fluctuations in the value of real estate income and investments;

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

We are a self-administered REIT. As of December 31, 2016, our total assets were approximately $4.9 billion (after accumulated depreciation of approximately $0.6 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $5.3 billion at December 31, 2016. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2016 and 2015. For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Our total investments at December 31, 2016 consisted of interests in the following:

•
$2.7 billion or 50% related to entertainment properties, which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$1.3 billion or 25% related to education properties, which consists of investments in public charter schools, early education centers and K-12 private schools;

•	$1.1 billion or 22% related to recreation properties, which includes ski areas, waterparks, golf entertainment complexes and other recreation; and

•
$178.2 million or 3% related to other properties, which consists of the Adelaar casino and resort project in Sullivan County, New York (excluding $9.7 million related to the Adelaar indoor waterpark project included in recreation).

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

Entertainment

As of December 31, 2016, our Entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $2.7 billion with interests in:

•	141 megaplex theatres located in 34 states;

•	eight entertainment retail centers (which include eight additional megaplex theatres) located in Colorado, New York, California, Virginia, and Ontario, Canada;

•	eight family entertainment centers located in Georgia, Illinois, Indiana and Florida;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	$87.7 million in construction in progress primarily for real estate development and redevelopment of megaplex theatres as well as other retail redevelopment projects; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2016, our owned real estate portfolio of megaplex theatres consisted of approximately 10.6 million square feet and was 100% leased and our remaining owned entertainment real estate portfolio consisted of 1.9 million square feet and was 95% leased. The combined owned entertainment real estate portfolio consisted of 12.5 million square feet and was 99% leased. Our owned theatre properties are leased to 15 different leading theatre operators. A significant portion of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC"). On December 21, 2016, AMC announced that it closed its acquisition of Carmike Cinemas Inc. ("Carmike"). For the year ended December 31, 2016, approximately $90.0 million or 18.2% of the Company's total revenues were derived from rental payments by AMC and approximately $21.7 million or 4.4% of the Company's total revenues were derived from rental payments by Carmike.

A significant portion of our entertainment assets consist of modern megaplex theatres. The modern megaplex theatre provides a significantly enhanced audio and visual experience for the patrons versus other formats. A significant trend currently exists among national and local exhibitors to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, including the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 20 years from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre has demonstrated that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level.

As exhibitors improve the customer experience with more spacious and comfortable seating options, they are required to make physical changes to the existing seating configurations that typically result in a significant loss of existing seats. It was once a concern that such seat loss would be a negative to theatres that thrive on opening weekend business of new movie releases; however, customers have responded favorably to these changes. Exhibitors are learning that enhanced amenities are changing the patrons’ movie-going habits resulting in significantly increased seat utilization and increased food and beverage revenue.

As exhibitors pursue the renovation of theatres with enhanced amenities, we are working with our tenants generally toward the end of their primary lease terms to extend the terms of their leases beyond the initial option periods, finance improvements where applicable and to recapture land where seat count reductions alleviate parking requirements. In conjunction with these changes, we may also make changes to the rental rates to better reflect the existing market demands and additional capital invested. In addition to positioning expiring theatre assets for continued success, the renovation of these assets creates an opportunity to diversify the Company's tenant base into other entertainment or retail uses adjacent to a movie theatre.

The theatre box office had another record year in 2016 with revenues of approximately $11.4 billion per Box Office Mojo, an increase of over 2% versus the prior year. We expect the development of new megaplex theatres and the conversion or partial conversion of existing theatres to enhanced amenity formats to continue in the United States and abroad over the long-term. As a result of the significant capital commitment involved in building new megaplex theatres and redeveloping existing theatres, as well as the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to exhibition businesses in the future.

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

Our family entertainment center operators offer a variety of entertainment options including bowling, bocce ball, and karting as well as an observation deck on the 94th floor of the John Hancock building in downtown Chicago, Illinois.

We will continue to seek opportunities for the development of, or acquisition of, other entertainment related properties that leverage our expertise in this area.

Education

As of December 31, 2016, our Education segment consisted of investments in public charter schools, early education centers and K-12 private schools totaling approximately $1.3 billion with interests in:

•	67 public charter schools located in 19 states and the District of Columbia;

•	41 early education centers located in 15 states;

•	12 private schools located in eight states; and

•	$105.4 million in construction in progress for real estate development or expansions of public charter schools, early education centers and private schools.

As of December 31, 2016, our owned education real estate portfolio consisted of approximately 4.3 million square feet and was 100% leased. We have 45 different operators for our owned public charter schools.

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

Many of our education lease and mortgage agreements contain purchase or prepayment options whereby the tenant or borrower can acquire the property or prepay the mortgage loan for a premium over the total development cost at certain points during the terms of the agreements. If these properties meet certain criteria, the tenants may be able to obtain bond or other financing at lower rates and therefore be motivated to exercise these options. We do not anticipate that all of these options will be exercised but cannot determine at this time the amount or timing of such option exercises. In accordance with GAAP, prepayment penalties related to mortgage agreements are included in mortgage and other financing income and are included in FFO as adjusted (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO and FFO as adjusted, which are non-GAAP measures). However, if a tenant exercises the option to purchase a property under lease, GAAP requires that a gain on sale be recognized for the amount of cash received over the carrying value of the property and gains on sale are typically excluded from FFO as adjusted. Accordingly, for consistency in presentation and with the wording and intent of the lease provisions, we treat the premium over the total development cost (i.e. the undepreciated cost) as a termination fee and include such fees in FFO as adjusted, and only the difference between the total development cost and the carrying value is treated as gain on sale and excluded from FFO as adjusted.

During the year ended December 31, 2016, we received prepayment of $19.3 million on one mortgage note receivable that was secured by a public charter school located in Washington D.C. and we received a prepayment fee of $3.6 million.  In addition, pursuant to tenant purchase options, we completed the sale of two public charter schools located in Colorado for net proceeds totaling $16.6 million.  In connection with these sales, we recognized gains on sale of $2.8 million.  In December 2016, we also extended the tenant purchase option for a public charter school located in Arizona.  In connection with this extension, we received a fee of $1.6 million, which is included in Other income in the accompanying consolidated statements of income for the year ended December 31, 2016 in this Annual Report on Form 10-K.

As of December 31, 2016, the number of education properties potentially impacted by option exercises, the total development cost and the total estimated amount of the prepayment penalties or lease termination fees in the first option period by year are as follows (dollars in thousands):

Year Option First Exercisable	Number of Education Properties	Total Development Cost	Total Estimated Termination Fees/Prepayment Penalties in First Option Period
2017	7	$71,050	$16,145
2018	10	96,914	17,309
2019	12	131,894	22,906
2020	9	71,101	12,830
2021	10	88,362	15,605
Thereafter	5	158,386	22,357

Recreation

As of December 31, 2016, our Recreation segment consisted of investments in ski areas, waterparks, golf entertainment complexes and other recreation totaling approximately $1.1 billion with interests in:

•	11 ski areas located in Ohio, Maryland, New York, Pennsylvania, Vermont and Virginia;

•	five waterparks located in Kansas, Texas and Pennsylvania;

•	25 golf entertainment complexes in 14 states; and

•
$98.4 million in construction in progress for golf entertainment complexes, the development of an indoor waterpark hotel at the Adelaar casino and resort project located in Sullivan County, New York and a waterpark located in North Carolina.

As of December 31, 2016, our owned recreation real estate portfolio was 100% leased. Our ski areas are leased to, or we have mortgages receivable from, four different operators.

Our daily attendance ski parks provide a sustainable advantage for the value conscious consumer, providing outdoor entertainment during the winter. All of the ski areas that serve as collateral for our mortgage notes in this area, as well as our three owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski areas lies in the convenient, low cost and reliable experience consumers can expect. Given that all of our ski areas are located near major metropolitan areas, they offer skiing and snowboarding without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience versus other ski areas that do not have such capabilities. We expect to continue to pursue opportunities in this area.

Our three waterparks located in Kansas and Texas offer innovative attractions that draw a diverse segment of customers. These waterparks serve as collateral for our mortgage notes and are operated by Schlitterbahn Waterparks and Resorts, an industry leader. Our other two waterparks, located in Pennsylvania, are leased to the operator of Camelback Mountain Ski Resort and include an indoor waterpark hotel and an outdoor waterpark as well as an adventure park. We also have an indoor waterpark hotel in process at the Adelaar project in Sullivan County, New York, for which we have committed to fund approximately $155.0 million over the next three years. As many waterparks are growing from single-day attendance to a destination getaway, we believe indoor waterpark hotels increase the four-season appeal at many resorts. We expect to continue to pursue opportunities in this area.

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

On November 2, 2016, the Company and Ski Resort Holdings LLC ("SRH"), an entity owned by funds affiliated with Och-Ziff Real Estate, entered into a definitive Purchase and Sale Agreement with CNL Lifestyle Properties, Inc. ("CNL") and certain of its affiliates. The agreement provides for our acquisition of the Northstar California Ski Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456.0 million. Additionally, we have agreed to provide approximately $244.0 million of five year secured debt financing to SRH for the purchase of 14 CNL ski properties valued at approximately $374.0 million. Our aggregate investment in this transaction is projected to be valued at approximately $700.0 million and is expected to be funded with approximately $647.0 million of EPR common shares and $53.0 million of cash before prorations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to SRH. Additionally, we have also agreed to fund 65% of pre-approved, future property improvements with such advances capped at $52.0 million. All SRH financing will bear interest at 8.5%. For further information on this transaction, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".

We will continue to seek opportunities for the development of, or acquisition of, other recreation related properties that leverage our expertise in this area.

Other

As of December 31, 2016, our Other segment consisted primarily of land under ground lease, property under development and land held for development totaling approximately $178.2 million related to the Adelaar casino and resort project in Sullivan County, New York.

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

Capitalization Strategies

Debt and Equity Financing
Our ratio of net debt to adjusted EBITDA, a non-GAAP measure (see "Non-GAAP Financial Measures" for definitions and reconciliations), is our primary measure to evaluate our capital structure and the magnitude of our debt against our operating performance. In prior periods, we primarily utilized the ratio of debt to gross assets, but we believe this metric is less commonly used by investors and lenders than net debt to adjusted EBITDA and is therefore less meaningful to them in performing their evaluations. We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of this ratio.

We rely primarily on an unsecured debt structure and expect to continue to pay off our existing secured debt. In the future, while we may obtain secured debt from time to time or assume secured debt financing obligations in acquisitions, we intend to issue primarily unsecured debt securities to satisfy our debt financing needs. We believe this strategy increases our access to capital and permits us to more efficiently match available debt and equity financing to our ongoing capital requirements.

Our sources of equity financing consist of the issuance of common shares as well as the issuance of preferred shares (including convertible preferred shares). In addition to larger underwritten registered public offerings of both common and preferred shares, we have also offered shares pursuant to registered public offerings through the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan (“DSP Plan”). While such offerings are generally smaller than a typical underwritten public offering, issuing common shares under the direct share purchase component of our DSP Plan allows us to access capital on a more frequent basis in a cost-effective manner. We expect to opportunistically access the equity markets in the future and, depending primarily on the size and timing of our equity capital needs, may continue to issue shares under the direct share purchase component of our DSP Plan. Furthermore, we may issue shares in connection with acquisitions in the future. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for a discussion of our proposed transaction with CNL.

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

Employees

As of December 31, 2016, we had 57 full-time employees.

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

Risks That May Impact Our Financial Condition or Performance

The proposed transaction with CNL presents certain risks to our business, financial condition, results of operations and cash flows.
On November 2, 2016, the Company and SRH, an entity owned by funds affiliated with Och-Ziff Real Estate, entered into a Purchase and Sale Agreement with CNL, CLP Partners, LP, CNL's operating partnership, and certain CNL subsidiaries. The agreement provides for our acquisition of the Northstar California Ski Resort, 15 attraction properties

(waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456.0 million. Additionally, we have agreed to provide approximately $244.0 million of five-year secured debt financing to SRH for the purchase of 14 CNL properties valued at approximately $374.0 million, including 14 ski and mountain lifestyle assets located in the United States and Canada. Our aggregate investment in this transaction is projected to be valued at approximately $700.0 million and is expected to be funded with approximately $647.0 million of our common shares (subject to a collar mechanism described below) and $53.0 million of cash before pro-rations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to SRH. The transaction is subject to customary closing conditions, including the approval of the transaction by stockholders holding a majority of the outstanding shares of common stock of CNL and various third party consents and governmental permits. It is anticipated that this transaction will close in early second quarter of 2017; however, there can be no assurances as to the actual closing or the timing of the closing.

Prior to closing, the transaction may present certain risks to our business, financial condition, results of operations and cash flows, including among other things, that:

•	if the transaction does not occur, we may incur significant payment obligations to CNL in certain circumstances,

•
failure to complete the transaction could negatively impact the market value of our common shares, preferred shares and debt securities, and our future business, financial condition, results of operations, cash flows and prospects, and could cause securities and industry analysts and others who follow our Company to lower their expectations regarding our future performance and prospects,

•
CNL may not obtain stockholder approval or other closing conditions may not be satisfied or waived, or such stockholder approval or the satisfaction or waiver of such other closing conditions may be delayed,

•
consummation of the transaction may result in a substantial diversion of time and resources of both our management and other employees and may limit the time available to them to focus on other aspects of our business, including, without limitation, identifying other investments, acquisitions and strategic opportunities,

•	due to covenants in the Purchase and Sale Agreement, we may be unable to pursue certain strategic transactions or financing transactions or pursue other actions that we might consider beneficial,

•
we have incurred substantial expenses and expect to incur additional substantial expenses related to the transaction, including legal, accounting, financial advisory, filing, printing and mailing expenses, and

•
our common share consideration for the transaction is subject to a two-way collar between the average of our common share prices (calculated using a 10-day volume weighted average price) (the "Average EPR Share Price") of $68.25 and $82.63. If our common share price increases between the signing of the Purchase and Sale Agreement and the closing, CNL will receive fewer shares until the Average EPR Share Price reaches $82.63, at which point the number of shares will be fixed at approximately 7.8 million. Conversely, if our common share price decreases between signing of the Purchase and Sale Agreement and closing, CNL will receive more shares until the Average EPR Share Price reaches $68.25, at which point the number of shares will be fixed at approximately 9.5 million. Post transaction, CNL will be issued between approximately 11% and 13% of our pro forma common shares outstanding before distributing the shares to the CNL stockholders (based upon our issued and outstanding common shares as of December 31, 2016). A change in share price between the date of signing and the closing may significantly impact the number of our common shares to be issued in the transaction.

In addition, if the CNL transaction closes, we will face certain additional risks to our business, financial condition, results of operations and cash flows, including among other things, that:

•
we may encounter difficulties and incur substantial expenses in integrating the acquired properties into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and employees and therefore divert their attention from other aspects of our business,

•
CNL will distribute our common shares to CNL's stockholders who are expected to own between 11% and 13% of our issued and outstanding common shares after the transaction (based upon our issued and outstanding common shares as of December 31, 2016), and they may decide to sell those common shares, which could result in additional pressure on the price of our common shares,

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

•	we may incur unanticipated capital expenditures in order to maintain or improve the properties acquired in the transaction,

•	we may encounter difficulties in managing a substantially larger and more complex portfolio of recreation properties in new geographic areas,

•	we may incur adverse tax consequences if the Company following the transaction closing fails to qualify as a REIT for U.S. federal income tax purposes,

•	we will be subject to risks associated with providing mortgage financing to SRH in connection with the transaction, including any default under such mortgage financing,

•	tenants of the properties that we acquire in the transaction may default on the terms of their respective leases,

•	we may face litigation or other claims in connection with, or as a result of, the transaction, including claims from terminated employees, tenants, former stockholders or other third parties, and

•	we may encounter unanticipated or unknown liabilities relating to the acquired properties.

As a result of the foregoing, we cannot assure you that our estimates of benefits and accretion from the transaction with CNL will not be overstated. Furthermore, the occurrence of any of the risks described above could have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain of the above risks are described in more detail under the heading "Risk Factors" in the prospectus (Registration No. 333-215099), which was filed with the SEC by the Company on January 25, 2017.

Global economic uncertainty and disruptions in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There continues to be global economic uncertainty. Increased uncertainty in the wake of the "Brexit" referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union, as well as political changes in the U.S and abroad, have contributed to volatility in the global financial markets. Although the U.S. economy is improving, there can be no assurances that the U.S. economy will continue to improve or that a future recession will not occur. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Movie theatres, entertainment retail centers, recreation and entertainment venues, early childhood education centers, private K-12 schools, ski areas and attractions represent some of the largest market investments in our portfolio; and AMC, Regal Cinemas, Inc., Cinemark USA, Inc. and Topgolf represented our largest customers for the year ended December 31, 2016. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. The success of the properties that we have proposed to acquire in the CNL transaction is similarly dependent upon such discretionary spending. A downturn in the economy could cause consumers to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.

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
The U.S. Federal Reserve recently increased its benchmark interest rate and signaled that rates could continue to rise more quickly than previously expected. If interest rates continue to increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

We previously made a significant investment in a planned casino and resort development (the “Adelaar Project”), which is now the subject of ongoing litigation. We cannot predict the duration or outcome of this litigation. Prolonged litigation or an unfavorable outcome could have a material adverse effect on the Adelaar Project or our financial condition and results of operations.
Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom we acquired the Adelaar resort property (the "Cappelli Group"), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and our relationship with Empire Resorts, Inc. ("Empire Resorts") and certain of its subsidiaries (together with Empire Resorts, collectively, the "Empire Project Parties"). This litigation involves three separate cases filed in state and federal court. Two of the cases, a state and the federal case, are closed and resulted in no liability to the Company.

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the "Westchester Action"), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached an agreement (the "Casino Development Agreement"), dated June 18, 2010. We moved to dismiss the complaint in the Westchester Action based on a decision issued by the Sullivan County Supreme Court (one of the two closed cases discussed above) on June 30, 2014, as affirmed by the Appellate Division, Third Department (the "Sullivan Action"). On January 26, 2016, the Westchester County Supreme Court denied the our motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan Action. On February 18, 2016, the Cappelli Group filed an amended complaint asserting a single cause of action for breach of the covenant of good faith and fair dealing based upon allegations the Company had interfered with plaintiffs’ ability to obtain financing which complied with the Casino Development Agreement. On March 23, 2016, the Company filed a motion to dismiss the Cappelli Group’s revised amended complaint. On January 5, 2017, the Westchester County Supreme Court denied the Company’s second motion to dismiss. Discovery is ongoing.

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

The success of the Adelaar Project is largely dependent upon the successful development and operation of the Montreign Resort Casino, which requires the Empire Project Parties to comply with the terms of a gaming license, including investing or causing the investment of no less than approximately $854 million in the initial phase of the Adelaar Project and timely construction of the casino and related properties. If Empire Resorts is unsuccessful in its efforts to satisfy the conditions of the gaming license, the Adelaar Project and Montreign Resort Casino may be indefinitely delayed or canceled, and if we are unable to identify suitable alternative uses for the property, this could lead to a material adverse effect on our financial condition and results of operations.
On December 21, 2015, Montreign Operating Company, LLC (“Montreign”), a subsidiary of Empire Resorts, was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission to operate the Montreign Resort Casino, a key component of the Adelaar Project. The Gaming Facility License is subject to a number of conditions, including the requirement that Montreign invest, or cause to be invested, no less than $854 million in the initial phase of the Adelaar Project. On January 24, 2017, Montreign announced it had secured $500 million in secured debt financing for the project, which together with additional financing commitments will be used for such investment.

There can be no assurance that Empire Resorts will fully comply with the financial or other conditions of the Gaming Facility License. In the event that Empire Resorts fails to comply with the conditions of the Gaming Facility License, the Adelaar Project and Montreign Resort Casino may be indefinitely delayed or canceled, and there can be no assurance that a suitable alternate use for the property, whether involving gaming or otherwise, will be identified, which could result in a material adverse effect on our investment and on our financial condition and results of operations.

We expect to finance the cost of construction of common infrastructure at the Adelaar Project primarily through the issuance of tax-exempt public infrastructure bonds, and we could overrun budgeted costs for such infrastructure construction, which could significantly exceed the proceeds from the issuance of such bonds.
We are responsible for the construction of the Adelaar Project common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds. The debt service of these bonds is expected to be paid primarily through special assessments levied against the property held by the benefited users.  In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and expect to receive an additional $44.9 million of reimbursements over the balance of the construction period, which is expected to be completed in 2018. There can be no assurance that the cost of construction of common infrastructure for the Adelaar Project will not exceed our budgeted amounts of approximately $90.0 million, subject to budget adjustments and related approvals. If so, such excess may not be funded by the tax-exempt public infrastructure bonds and, to the extent they exceed certain negotiated caps, or are allocated to land held by us for development, may not be proportionately recovered from our tenants.

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
AMC theatres, one of the nation's largest movie exhibition companies, is the lessee of a substantial number of our megaplex theatre properties. On December 21, 2016, AMC announced that it closed its acquisition of Carmike cinemas. For the year ended December 31, 2016, approximately $90.0 million or 18.2% of our total revenues were derived from rental payments by AMC and approximately $21.7 million or 4.4% of our total revenues were derived from rental payments by Carmike. AMC Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. In addition, AMC will now be responsible for Carmike's performance under its leases. Although AMC has agreed to divest certain theatre properties in connection with obtaining antitrust approval for the acquisition of Carmike, such divestitures are expected to be immaterial and, therefore, the acquisition will result in increased revenue concentration risk. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators or by acquiring or seeking to acquire other properties, such as pursuant to the CNL transaction. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases, including the leases acquired in the Carmike acquisition, and AMCE's performance under its guarantee.

We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back or developing new AMC theatres. However, AMC and AMCE are susceptible to the same risks as our other tenants described herein. If for any reason AMC failed to perform under its lease obligations, including the leases acquired in the Carmike acquisition, and AMCE did not perform under its guarantee, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations or service our debt until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.

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

Our master lease agreement with Imagine Schools, Inc. ("Imagine") provides certain contractual protections designed to mitigate risk, such as risk arising from the revocation of a charter of one or more Imagine schools. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults. Imagine may, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. However, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions or repurchases will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms. In addition, Imagine has in certain previous sales of properties to third parties agreed to pay us the difference between our carrying value and the sales price. Imagine also has a mortgage note obligation to us as a result of sales of certain properties to Imagine. If Imagine or any other operator is unable to provide adequate substitute collateral under its lease with us, and/or is unable to pay its obligations, we may be required to record an impairment loss or sell schools for less than their net book value.

We are subject to risks relating to provisions included in some of our leases or financing arrangements with operators of our education properties pursuant to which such operators have the option to purchase leased properties or prepay notes relating to financed education properties.
Some of our leases or financing arrangements with education operators include provisions pursuant to which tenant operators may purchase leased properties and mortgagor operators may prepay notes relating to financed education properties, in each case, subject to option exercise payments or prepayment penalties. Some of these tenant or mortgagor operators may be able to obtain alternative financing on more economically favorable terms, in which case, such operators may choose to exercise their purchase option or prepayment right. If such operators exercise their purchase options or prepayment rights, we cannot provide any assurances that we would be able to redeploy the capital associated with these properties in other investments or that such investments would provide comparable returns, which could reduce our earnings going forward.

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
Some of our properties are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, term loan facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges. Our ability to borrow under our unsecured revolving credit facility and our term loan facility is also subject to compliance with certain other covenants. We also have senior notes issued in a private placement transaction that are subject to certain covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

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

If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot provide any assurance that we have always qualified and will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification. Furthermore, the results of the November 8, 2016, U.S. Presidential election create uncertainty regarding future potential tax law reform.

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

Our development financing arrangements expose us to funding and completion risks.
Our ability to meet our construction financing obligations which we have undertaken or may enter into in the future depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing or that the financing rates available will ensure a spread between our cost of capital and the rent or interest payable to us under the related leases or mortgage notes receivable. As a result, we could fail to meet our construction financing obligations or decide to cease such funding which, in turn, could result in failed projects and penalties, each of which could have a material adverse impact on our results of operations and business.

We have a limited number of employees and loss of personnel could harm our operations and adversely affect the value of our shares.
We had 57 full-time employees as of December 31, 2016 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer; Craig L. Evans, our Senior Vice President, General Counsel and Secretary; Thomas B. Wright, III,

our Senior Vice President - Human Resources and Administration; Michael L. Hirons, our Senior Vice President - Strategy & Asset Management; and Tonya L. Mater, our Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as the amended guidance for revenue recognition, leases and share-based payments, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our business, financial condition and results of operations.

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
Our entertainment retail centers in Colorado, New York, California, Virginia, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
We have previously disclosed our intent to undertake certain asset dispositions. In addition, we may desire to sell other properties in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as we have cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and pay dividends to our shareholders.

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
We have acquired and financed ski areas and expect to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski area operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions and attracting visitors. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski area. We also own and finance waterparks and we have proposed to acquire and finance a significant number of additional waterparks, amusement parks and ski areas pursuant to the CNL transaction, which would also be subject to risks relating to weather conditions such as in the case of waterparks and amusement parks, excessive rainfall or unseasonable temperatures, and in the case of ski areas, the risks described above. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental payments or service our loans.

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
One of the factors that investors may consider in deciding whether to buy or sell our common shares or preferred shares is our dividend rate as a percentage of our share price, relative to market interest rates, which have increased in the past year. If market interest rates continue to increase, prospective investors may desire a higher dividend rate on our common shares or seek securities paying higher dividends or interest.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2016, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3785 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $66.05 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2016, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4569 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $54.72 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of our Company, holders of our Series F preferred shares may elect to convert some or all of their Series F preferred shares into a number of our common shares per Series F preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 1.1008 shares. Depending upon the number of Series C, Series E and Series F preferred shares being converted at one time, a conversion of Series C, Series E and Series F preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, such as in connection with the CNL transaction, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. In addition, there have been a number of proposals in Congress for major revision of the federal income tax laws, including proposals to adopt a flat tax or replace the income tax system with a national sales tax or value-added tax. Furthermore, the results of the November 8, 2016 U.S. Presidential election create uncertainty regarding future potential tax law reform. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Furthermore, any proposals seeking broader reform of U.S. federal income tax laws, if enacted, could change the federal income tax laws applicable to REITs, subject us to federal tax or reduce or eliminate the current deduction for dividends paid to our shareholders, any of which could negatively affect the market for our shares.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Annual Report on Form 10-K.

Item 2. Properties

As of December 31, 2016, our real estate portfolio (including properties securing our mortgage notes) consisted of investments in each of our four operating segments. The Entertainment segment included investments in 141 megaplex theatre properties, eight entertainment retail centers (which include eight additional megaplex theatre properties) and eight family entertainment centers. The Education segment included investments in 67 public charter school properties, 41 early education centers and 12 private school properties. The Recreation segment included investments in 11 ski areas, five waterparks, 25 golf entertainment complexes and one other recreation property. The Other segment consisted primarily of the land under ground lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York. Our properties are located in 40 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment, their locations, acquisition dates, number of theatre screens (if applicable), number of seats (if applicable), gross square footage, and the tenant.

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
San Antonio, TX	11/97	14	2,576	53,583	Regal
Dallas, TX	11/97	14	2,962	56,430	Studio Movie Grill
Sugar Land, TX (1) (8)	11/97	23	4,145	107,690	AMC
Leawood, KS (9)	11/97	20	962	75,224	AMC
Omaha, NE	11/97	24	4,668	107,402	AMC
Columbus, OH (1)	11/97	24	4,461	98,261	AMC
San Diego, CA (1)	11/97	20	4,173	84,352	AMC
Ontario, CA	11/97	19	3,411	131,534	AMC
Houston, TX	11/97	30	4,925	136,154	AMC
Creve Coeur, MO	11/97	16	1,029	60,418	AMC
San Antonio, TX	11/97	—	—	27,485	Altitude Trampoline Park
Houston, TX (2)	2/98	30	5,701	130,891	AMC
South Barrington, IL	3/98	21	2,069	130,757	AMC
Mesquite, TX (2)	4/98	30	3,095	130,891	AMC
Hampton, VA	6/98	24	4,673	107,396	AMC
Raleigh, NC	8/98	16	2,596	51,450	Cinemark
Davie, FL	11/98	24	4,180	96,497	Cinemark
Pompano Beach, FL	11/98	18	3,424	73,637	AMC
Aliso Viejo, CA	12/98	20	4,238	98,557	Regal
Boise, ID (1)	12/98	22	4,883	140,300	Regal
Mesquite, TX	1/99	—	—	6,200	Various
Woodridge, IL (2)	6/99	18	4,397	82,000	AMC
Tampa, FL	6/99	20	3,928	84,000	AMC
Westminster, CO	6/99	24	4,693	89,260	AMC
Cary, NC	12/99	20	3,883	77,475	Regal
San Diego, CA	2/00	24	3,192	88,610	AMC
Houston, TX	5/00	—	—	7,808	Various
Westminster, CO	12/01	—	—	134,226	Various
Metairie, LA (1)	3/02	12	2,424	70,000	AMC
Harahan, LA	3/02	20	4,334	90,391	AMC
Hammond, LA	3/02	10	1,530	39,850	AMC
Houma, LA	3/02	10	1,766	44,450	AMC
Harvey, LA	3/02	16	3,053	71,607	AMC
Greenville, SC	6/02	16	2,814	52,830	Regal
Sterling Heights, MI	6/02	30	4,925	107,712	AMC
Olathe, KS	6/02	28	4,191	100,251	AMC
Greenville, SC	6/02	—	—	10,000	Various
Livonia, MI	8/02	20	3,604	75,106	AMC
Alexandria, VA (1)	10/02	21	3,443	132,903	AMC
Little Rock, AR	12/02	18	3,997	79,330	Cinemark
Macon, GA	3/03	16	2,950	66,400	Southern
Southfield, MI	5/03	20	5,962	112,119	AMC
Southfield, MI	5/03	—	—	19,852	Various
Lawrence, KS (7)	6/03	12	2,386	42,497	Regal
New Rochelle, NY	10/03	18	4,893	102,267	Regal
New Rochelle, NY	10/03	—	—	343,809	Various
Columbia, SC	11/03	14	2,938	56,705	Regal
Suffolk, VA	11/03	16	3,036	61,500	Regal
Suffolk, VA	11/03	—	—	96,624	Various
Hialeah, FL	12/03	18	4,900	77,400	Cobb
Phoenix, AZ	3/04	10	1,908	113,768	AMC
Mesa, AZ	3/04	14	1,257	94,774	AMC
Hamilton, NJ	3/04	24	4,183	95,466	AMC
Mississagua, ON (17)	3/04	16	3,856	92,971	Cineplex
Kanata, ON (17)	3/04	24	4,764	89,290	Landmark Cinemas
Whitby, ON (17)	3/04	24	4,688	89,290	Landmark Cinemas
Oakville, ON (17)	3/04	24	4,772	89,290	Cineplex
Subtotal Entertainment Properties, carried over to next page		966	176,838	4,986,940

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	966	176,838	4,986,940
Mississagua, ON (17)	3/04	—	—	115,934	Various
Kanata, ON (17)	3/04	—	—	384,373	Various
Whitby, ON (17)	3/04	—	—	149,487	Various
Oakville, ON (17)	3/04	—	—	140,830	Various
Lafayette, LA (1)	7/04	16	2,744	61,579	Southern
Peoria, IL	7/04	18	4,063	82,330	AMC
Warrenville, IL	7/04	—	—	7,500	Various
Hurst, TX	11/04	18	3,914	98,250	Cinemark
D'Iberville, MS (3)	12/04	18	2,802	59,533	Southern
Melbourne, FL	12/04	16	3,600	75,850	AMC
Wilmington, NC	2/05	16	2,907	57,338	Regal
Chattanooga, TN (10)	3/05	18	4,133	82,330	AMC
Burbank, CA	3/05	16	3,749	86,551	AMC
Burbank, CA	3/05	—	—	34,818	Various
Conroe, TX	6/05	14	2,403	45,000	Southern
Indianapolis, IN (5)	6/05	12	2,070	45,700	AMC
Hattiesurg, MS (6)	9/05	18	2,542	57,367	Southern
Arroyo Grande, CA	12/05	10	1,714	35,760	Regal
Auburn, CA	12/05	10	1,563	35,089	Regal
Fresno, CA (4)	12/05	16	3,866	80,600	Regal
Modesto, CA (1)	12/05	10	1,889	38,873	Regal
Columbia, MD (1)	3/06	14	2,459	63,306	AMC
Garland, TX (11)	3/06	17	3,028	75,252	AMC
Garner, NC	4/06	14	2,619	50,810	Regal
Winston Salem, NC (1)	7/06	18	3,496	75,605	Southern
Huntsville, AL	8/06	18	4,150	90,200	AMC
Kalamazoo, MI	11/06	10	1,007	65,525	Alamo Draft House Cinemas
Slidell, LA (1) (12)	12/06	16	2,695	62,300	Southern
Pensacola, FL	12/06	15	3,361	74,400	AMC
Panama City Beach, FL	5/07	16	3,636	75,605	Southern
Austell, GA	7/07	—	—	—	Various
Kalispell, MT	8/07	14	2,088	44,650	Cinemark
Greensboro, NC (1)	11/07	18	3,320	74,517	Southern
Glendora, CA (1)	10/08	12	2,186	50,710	AMC
Suffolk, VA	6/09	—	—	21,406	Various
Ypsilanti, MI	12/09	20	5,602	131,098	Cinemark
Manchester, CT	12/09	18	4,317	87,700	Cinemark
Centreville, VA	12/09	12	3,094	73,500	Cinemark
Davenport, IA	12/09	18	3,772	93,755	Cinemark
Fairfax, VA	12/09	14	3,544	74,689	Cinemark
Flint, MI	12/09	14	3,493	85,911	Cinemark
Hazlet, NJ	12/09	12	3,000	58,300	Cinemark
Huber Heights, OH	12/09	16	1,624	95,830	Cinemark
North Haven, CT	12/09	14	1,329	57,202	Cinemark
Okolona, KY	12/09	16	3,264	79,453	Cinemark
Voorhees, NJ	12/09	16	3,098	62,658	AMC
Louisville, KY	12/09	20	3,194	84,202	AMC
Beaver Creek, OH	12/09	14	3,211	73,634	Cinemark
West Springfield, MA	12/09	15	3,775	111,166	Cinemark
Cincinnati, OH	12/09	14	3,152	63,829	Cinemark
Beaumont, TX	6/10	15	2,805	63,352	Cinemark
Colorado Springs, CO	6/10	20	4,597	109,986	Cinemark
El Paso, TX	6/10	20	4,742	109,030	Cinemark
Subtotal Entertainment Properties, carried over to next page		1,662	316,455	9,101,613

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	1,662	316,455	9,101,613
Grand Prairie, TX	6/10	15	2,654	53,880	Cinemark
Houston, TX	6/10	16	4,369	100,656	Cinemark
McKinney, TX	6/10	14	2,603	56,088	Cinemark
Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Pflugerville, TX	6/10	20	4,654	103,250	Cinemark
Plano, TX	6/10	10	1,612	34,046	Cinemark
Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Redding, CA	6/10	14	2,101	46,793	Cinemark
Virginia Beach, VA (1)	12/10	7	640	20,745	Beach Cinema Bistro Group, Inc.
Dallas, TX	12/10	—	—	33,250	GMBG
Merrimack, NH (14)	3/11	12	1,810	42,400	Cinemagic
Hooksett, NH	3/11	15	2,248	55,000	Cinemagic
Saco, ME	3/11	13	2,256	54,000	Cinemagic
Westbrook, ME	3/11	16	2,292	53,000	Cinemagic
Twin Falls, ID (1)	4/11	13	2,100	38,736	Cinema West
Northbrook, IL (1)	7/11	—	—	39,289	Pinstripes
Jacksonville, FL	2/12	—	—	46,000	Main Event
Indianapolis, IN	2/12	—	—	65,000	Main Event
Dallas, TX (1)	3/12	11	1,672	62,684	LOOK Cinemas
Oakbrook, IL (1)	3/12	—	—	66,442	Pinstripes
Southern Pines, NC	6/12	10	1,696	36,180	Frank Theatres, LLC
Albuquerque, NM (1)	6/12	16	3,033	71,297	Regal
Austin, TX	9/12	10	946	36,000	Alamo Draft House Cinemas
Champaign, IL (1)	9/12	13	2,896	55,063	AMC
Gainesville, VA (1)	2/13	10	2,906	57,943	Regal
Lafayette, LA (1) (13)	8/13	14	2,267	52,957	Southern
New Iberia, LA (1) (13)	8/13	10	1,384	32,760	Southern
San Francisco, CA	8/13	5	537	19,237	Alamo Draft House Cinemas
Tuscaloosa, AL (1)	9/13	16	2,912	65,442	Cobb
Warrenville, IL (2)	10/13	17	3,866	70,000	Regal
Tampa, FL	10/13	11	762	94,774	AMC
Warrenville, IL	10/13	—	—	35,000	Main Event
Opelika, AL	11/12	13	2,896	55,063	AMC
Bedford, IN (15)	4/14	7	1,009	22,152	Regal
Seymour, IN (15)	4/14	8	1,216	24,905	Regal
Wilder, KY (15)	4/14	14	991	54,645	Regal
Bowling Green, KY (15)	4/14	12	1,803	48,658	Regal
New Albany, IN (15)	4/14	16	2,824	68,575	Regal
Clarksville, TN (15)	4/14	16	2,824	73,208	Regal
Williamsport, PA (15)	4/14	12	1,872	44,608	Regal
Noblesville, IN (15)	4/14	10	1,303	33,892	Regal
Moline, IL (15)	4/14	14	2,270	54,817	Regal
O'Fallon, MO (15)	4/14	14	2,114	51,958	Regal
McDonough, GA (15)	4/14	16	2,602	57,941	Regal
Sterling Heights, MI	12/14	—	—	—	MJR Digital Cinemas
Virginia Beach, VA	2/15	12	1,200	43,764	Regal
Yulee, FL	2/15	10	1,796	36,200	AMC
Schaumburg, IL	4/15	—	—	25,052	PBS Schaumburg, LLC
Jacksonville, FL	5/15	24	1,951	82,064	AMC
Denham Springs, LA (1)	5/15	14	2,200	46,360	Southern
Crystal Lake, IL	7/15	16	1,173	73,000	Regal
Laredo, TX	12/15	7	816	31,800	Alamo Draft House Cinemas
Marietta, GA	2/16	—	—	105,470	Andretti Indoor Karting & Games
Delmont, PA	6/16	12	1,720	45,319	AMC
Subtotal Entertainment Properties, carried over to next page		2,265	414,055	11,973,619

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	2,265	414,055	11,973,619
Kennewick, WA	6/16	12	1,722	47,004	AMC
Franklin, TN	6/16	20	3,300	109,956	AMC
Mobile, AL	6/16	16	1,885	60,471	AMC
El Paso, TX	6/16	16	1,792	60,283	AMC
Edinburg, TX	6/16	20	2,500	87,539	AMC
Hendersonville, TN	7/16	16	3,027	65,966	Regal
Detroit, MI	11/16	9	1,026	56,804	Emagine Entertainment
Subtotal Entertainment Properties		2,374	429,307	12,461,642

Education Properties:
Columbus, OH	9/07	—	—	71,949	Imagine Schools, Inc.
Mesa, AZ	9/07	—	—	45,214	Imagine Schools, Inc.
Surprise, AZ	9/07	—	—	45,578	Imagine Schools, Inc.
Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Groveport, OH	10/07	—	—	78,000	Imagine Schools, Inc.
Cleveland, OH	10/07	—	—	57,652	Harvard Avenue Community School
Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Groveport, OH	1/10	—	—	72,346	Imagine Schools, Inc.
Baton Rouge, LA	3/11	—	—	54,975	CSDC
Goodyear, AZ	4/11	—	—	37,502	Bradley Project Development
Gilbert, AZ	6/11	—	—	61,149	PCI ALA Gilbert LLC
Phoenix, AZ	6/11	—	—	24,582	Phoenix Charter Properties
Broomfield, CO	8/11	—	—	60,818	Prospect Ridge Acad Project Development
Phoenix, AZ	11/11	—	—	56,724	Skyline Schools Project Development
Salt Lake City, UT	3/12	—	—	45,125	Pacific Heritage Acad Project Development
Hurricane, UT	3/12	—	—	25,324	Valley Acad Project Development
Buckeye, AZ	4/12	—	—	85,154	Schoolhouse Buckeye LLC
Gilbert, AZ	5/12	—	—	211,440	Schoolhouse Queen Creek LLC
Tarboro, NC	7/12	—	—	110,000	NE Carolina Prep Acad Project Development
Chester Upland, PA	3/13	—	—	25,200	CSMI
Hollywood, SC	3/13	—	—	59,181	Lowcountry Leadership Project Development
Lake Pleasant, AZ	3/13	—	—	15,309	CLA Properties
Camden, NJ	4/13	—	—	59,024	CSMI
Vista, CA	5/13	—	—	26,454	Bella Mente Project Development
Columbus, OH	5/13	—	—	41,575	Imagine Schools, Inc.
Dayton, OH	5/13	—	—	52,112	Imagine Schools, Inc.
Toledo, OH	5/13	—	—	48,375	Imagine Schools, Inc.
Gilbert, AZ	5/13	—	—	52,723	CAFA Gilbert Investments
Chicago, IL	5/13	—	—	62,900	Concept Schools
Colorado Springs, CO	6/13	—	—	110,000	GVA CS Project Development
Chandler, AZ	7/13	—	—	70,000	Skyline Chandler Project Development
Columbus, OH	11/13	—	—	67,043	Imagine Schools, Inc.
Goodyear, AZ	6/13	—	—	20,746	CLA Properties
Salt Lake City, UT	7/13	—	—	160,000	Schoolhouse Galleria LLC
Oklahoma City, OK	8/13	—	—	25,737	CLA Properties
Las Vegas, NV	9/13	—	—	16,534	CLA Properties
Coppell, TX	9/13	—	—	25,737	CLA Properties
Las Vegas, NV	9/13	—	—	25,737	CLA Properties
Palm Beach, FL	10/13	—	—	80,000	Discovery Schools
Mesa, AZ	12/13	—	—	34,647	iLEAD Lancaster Project Development
Kernersville, NC	12/13	—	—	38,448	NC Leadership Project Development
San Jose, CA	12/13	—	—	80,604	Highmark Independent LLC
Brooklyn, NY (1)	12/13	—	—	89,556	Highmark Independent LLC
Subtotal Education Properties, carried over to next page		—	—	2,572,382

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	—	—	2,572,382
Mesa, AZ	1/14	—	—	25,744	CLA Properties
Fort Collins, CO	2/14	—	—	51,180	GVA FC Project Development
Chicago, IL	2/14	—	—	102,000	British Schools of America
Wilson, NC	3/14	—	—	29,000	Wilson Prep Project Development
Gilbert, AZ	3/14	—	—	25,737	CLA Properties
Baker, LA	4/14	—	—	34,033	ICE Project Development LLC
Charlotte, NC	5/14	—	—	38,607	Bradford Charter Holdings LLC
Chicago, IL	5/14	—	—	65,885	Concept Schools
Cedar Park, TX	7/14	—	—	25,737	CLA Properties
High Point, NC	7/14	—	—	39,000	Phoenix Academy Project Development
Thornton, CO	7/14	—	—	25,737	CLA Properties
Chicago, IL	7/14	—	—	16,000	TGS Holdings, LLC
Chandler, AZ	8/14	—	—	31,240	American Charter Development
Centennial, CO	8/14	—	—	25,737	CLA Properties
Port Royal, SC	9/14	—	—	28,070	Lowcountry Charter Holdings LLC
McKinney, TX	11/14	—	—	33,237	CLA Properties
Parker, CO	1/15	—	—	37,180	Global Village Academy
Parker, CO	1/15	—	—	6,260	Global Village International
Littleton, CO	1/15	—	—	8,777	Global Village International
Lakewood, CO	1/15	—	—	4,995	Global Village International
Castle Rock, CO	1/15	—	—	8,580	Global Village International
Arvada, CO	1/15	—	—	4,995	Global Village International
Memphis, TN	2/15	—	—	135,959	DuBois Lanier Project Development LLC
Macon, GA	2/15	—	—	64,362	Macon Charter Academy
Palm Bay, FL	3/15	—	—	47,895	Pineapple Cove Classical Academy
Emeryville, CA	3/15	—	—	8,520	LePort Educational Institute, Inc.
Rock Hill, SC	4/15	—	—	50,000	Riverwalk Academy
Lafayette, CO	4/15	—	—	4,950	Global Village International
East Point, GA	5/15	—	—	40,000	Fulton Leadership Academy
High Point, NC	6/15	—	—	60,000	Phoenix Academy Project Development
McLean, VA	6/15	—	—	215,275	BASIS Independent
Maple Grove, MN	8/15	—	—	33,237	CLA Properties
Memphis, TN	9/15	—	—	37,310	Du Bois Consortium
Carmel, IN	9/15	—	—	33,237	CLA Properties
Bridgeton, NJ	9/15	—	—	20,000	Bridgeton Project Development LLC
Atlanta, GA	10/15	—	—	13,797	Nobel Learning Communities Inc
Atlanta, GA	10/15	—	—	13,930	Nobel Learning Communities Inc
Macon, GA	11/15	—	—	45,045	Cirrus Education Group, Inc.
Galloway, NJ	12/15	—	—	26,872	CSMI, LLC
Bronx, NY	1/16	—	—	20,000	Family Life Academy Charter School
Parker, CO	4/16	—	—	52,183	Parker Performing Arts School
Holland, OH	4/16	—	—	30,120	iLead Schools Development
Louisville, KY	8/16	—	—	8,983	Cadence Education
Louisville, KY	8/16	—	—	6,319	Cadence Education
Mission Viejo, CA	9/16	—	—	21,286	Stratford Schools
Louisville, KY	12/16	—	—	15,936	Cadence Education
Bala Cynwyd, PA	12/16	—	—	20,881	Cadence Education
Subtotal Education Properties		—	—	4,266,210

Recreation Properties:
Bellfontaine, OH (1) (16)	11/05	—	—	48,427	Peak Resorts, Inc.
Allen, TX (1)	2/12	—	—	63,242	Topgolf USA
Dallas, TX (1)	2/12	—	—	46,400	Topgolf USA
Houston, TX (1)	9/12	—	—	65,000	Topgolf USA
McHenry, MD (1) (18)	12/12	—	—	113,135	Everbright Pacific, LLC
Subtotal Recreation Properties, carried over to next page		—	—	336,204

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Recreation Properties:
Subtotal from previous page	n/a	—	—	336,204
Colony, TX	12/12	—	—	64,100	Topgolf USA
Tannersville, PA (19)	9/13	—	—	155,669	CBK
Alpharetta, GA	5/13	—	—	64,232	Topgolf USA
Scottsdale, AZ (1)	6/13	—	—	59,850	Topgolf USA
Spring, TX	7/13	—	—	64,232	Topgolf USA
San Antonio, TX (1)	12/13	—	—	64,232	Topgolf USA
Tampa, FL (1)	2/14	—	—	64,232	Topgolf USA
Gilbert, AZ	2/14	—	—	64,232	Topgolf USA
Overland Park, KS	5/14	—	—	65,000	Topgolf USA
Ashburn, VA (1)	6/14	—	—	64,232	Topgolf USA
Atlanta, GA	6/14	—	—	65,000	Topgolf USA
Centennial, CO	6/14	—	—	64,232	Topgolf USA
Naperville, IL	8/14	—	—	64,232	Topgolf USA
Oklahoma City, OK	9/14	—	—	65,000	Topgolf USA
Webster, TX	11/14	—	—	64,232	Topgolf USA
Virginia Beach, VA	12/14	—	—	64,232	Topgolf USA
Wintergreen, VA (1) (20)	2/15	—	—	164,612	Pacific Group Resorts Inc.
Edison, NJ (1)	4/15	—	—	65,000	Topgolf USA
Tannersville, PA (1)	5/15	—	—	580,527	CBK Lodge & CBH20
Jacksonville, FL	9/15	—	—	65,000	Topgolf USA
Roseville, CA	10/15	—	—	64,232	Topgolf USA
Portland, OR (1)	11/15	—	—	64,232	Topgolf USA
Subtotal Recreation Properties		—	—	2,456,746

Other Properties:
Kiamesha Lake, NY (21)	07/10	—	—	—	Montreign Operating Company, LLC
Subtotal Other Properties		—	—	—

Total		2,374	429,307	19,184,598

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

(3)	Property is included as security for a $8.6 million mortgage note payable.

(4)	Property is included as security for a $9.3 million mortgage note payable.

(5)	Property is included as security for a $4.0 million mortgage note payable.

(6)	Property is included as security for a $8.2 million mortgage note payable.

(7)	Property is included as security for a $3.8 million mortgage note payable.

(8)	Property is included as security for a $14.5 million mortgage note payable.

(9)	Property is included as security for a $12.1 million mortgage note payable.

(10)	Property is included as security for a $10.0 million mortgage note payable.

(11)	Property is included as security for a $12.5 million mortgage note payable.

(12)	Property is included as security for $10.6 million bond payable.

(13)	Property is included as security for a $14.4 million bond payable.

(14)	Property in included as security for a $3.3 million mortgage note payable.

(15)	Property is included as security for a $88.6 million mortgage note payable.

(16)	Property includes approximately 60 skiable acres.

(17)	Property is located in Ontario, Canada.

(18)	Property includes 690 skiable acres.

(19)	Property includes 160 skiable acres.

(20)	Property includes 129 skiable acres.

(21)	Property includes 1,735 acres.

As of December 31, 2016, our owned portfolio of entertainment properties consisted of 12.5 million square feet and was 99% leased, including 10.5 million square feet of owned megaplex theatre properties that were 100% leased. The following table sets forth lease expirations regarding EPR’s owned megaplex theatre portfolio as of December 31, 2016 (dollars in thousands).

Megaplex Theatre Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2016 (1)	% of Company's Total Revenue
2017	3		320,060	$8,409	1.7%
2018	15		1,288,401	25,493	5.1%
2019	3		286,486	7,877	1.6%
2020	4		275,122	7,517	1.5%
2021	8		566,379	10,898	2.2%
2022	13		956,935	24,086	4.9%
2023	6		563,841	11,631	2.4%
2024	13		1,064,337	25,837	5.2%
2025	5		309,815	10,920	2.2%
2026	8		468,174	12,580	2.6%
2027	15	(2)	812,186	19,006	3.9%
2028	5		303,851	7,447	1.5%
2029	19	(3)	1,548,496	23,543	4.8%
2030	5		344,574	8,462	1.7%
2031	11	(4)	738,229	13,514	2.7%
2032	3		119,566	2,097	0.4%
2033	6		313,641	4,370	0.9%
2034	2		111,493	1,977	0.4%
2035	2		51,037	2,297	0.5%
2036	2		103,164	850	0.2%
Thereafter	—		—	—	—%
	148		10,545,787	$228,811	46.4%

(1)	Consists of rental revenue and tenant reimbursements.

(2)	Eleven of these properties are leased under a master lease.

(3)	Fifteen of these theatre properties are leased under a master lease.

(4)	Four of these theatre properties are leased under a master lease and five of these theatre properties are leased under a separate master lease.

As of December 31, 2016, our owned portfolio of education properties consisted of 4.3 million square feet and was 100% leased. The following table sets forth lease expirations regarding EPR’s owned education portfolio as of December 31, 2016 (dollars in thousands).

	Education Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2016	% of Company's Total Revenue
2017	1		59,024	$1,810	0.4%
2018	1		26,872	190	—%
2019	—		—	—	—%
2020	—		—	—	—%
2021	—		—	—	—%
2022	—		—	—	—%
2023	—		—	—	—%
2024	—		—	—	—%
2025	—		—	—	—%
2026	—		—	—	—%
2027	—		—	—	—%
2028	—		—	—	—%
2029	—		—	—	—%
2030	—		—	—	—%
2031	12	(1)	374,256	7,206	1.5%
2032	12	(2)	874,942	16,875	3.4%
2033	10	(3)	553,560	9,420	1.9%
2034	14		773,650	24,175	4.9%
2035	24	(4)	891,245	20,425	4.1%
2036	14		630,187	9,814	2.0%
Thereafter	3		82,474	992	0.2%
	91		4,266,210	$90,907	18.4%

(1)	Four of these education properties are leased under a master lease to Imagine.

(2)	Four of these education properties are leased under a master lease to Imagine.

(3)	Three of these education properties are leased under a master lease to Imagine.

(4)	One of these education properties are leased under a master lease to Imagine.

As of December 31, 2016, our owned portfolio of recreation properties consisted of approximately 2.5 million square feet of buildings and 1,239 acres of land, and was 100% leased. The following table sets forth lease expirations regarding EPR’s owned recreation portfolio as of December 31, 2016 (dollars in thousands).

Recreation Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2016	% of Company's Total Revenue
2017	—	—	$—	—%
2018	—	—	—	—%
2019	—	—	—	—%
2020	—	—	—	—%
2021	—	—	—	—%
2022	—	—	—	—%
2023	—	—	—	—%
2024	—	—	—	—%
2025	—	—	—	—%
2026	—	—	—	—%
2027	1	113,135	2,896	0.6%
2028	—	—	—	—%
2029	—	—	—	—%
2030	—	—	—	—%
2031	—	—	—	—%
2032	3	174,642	4,506	0.9%
2033	1	64,100	1,676	0.3%
2034	6	365,205	15,342	3.1%
2035	11	1,481,200	40,160	8.2%
2036	4	258,464	2,110	0.4%
Thereafter	—	—	—	—%
	26	2,456,746	$66,690	13.5%

Our properties are located in 40 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2016 (dollars in thousands). This data does not include the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Rental revenue for the year ended December 31, 2016 (1)	% of Rental Revenue
Texas	2,300,965	$51,625	12.4%
Virginia	1,198,821	22,135	5.3%
Ontario, Canada	1,151,465	31,856	7.7%
Florida	1,073,554	24,312	5.9%
California	1,067,227	36,434	8.8%
Arizona	1,050,674	23,974	5.8%
Illinois	1,032,267	25,677	6.2%
Colorado	854,327	17,704	4.3%
Pennsylvania	872,204	20,691	5.0%
North Carolina	738,430	15,755	3.8%
Louisiana	661,262	12,880	3.1%
Michigan	654,127	12,183	2.9%
Georgia	560,925	10,334	2.5%
New York	555,632	25,712	6.2%
Tennessee	504,729	7,227	1.7%
Ohio	410,101	6,199	1.5%
New Jersey	387,320	7,319	1.8%
Indiana	355,549	4,813	1.1%
Kentucky	298,196	4,956	1.2%
Kansas	282,972	7,106	1.7%
Alabama	271,176	5,271	1.3%
South Carolina	256,786	4,278	1.0%
Utah	230,449	3,638	0.9%
Idaho	179,036	2,714	0.6%
Maryland	176,441	4,151	1.0%
Connecticut	144,902	2,789	0.7%
Mississippi	116,900	3,121	0.8%
Missouri	112,376	1,970	0.5%
Massachusetts	111,166	766	0.2%
Nebraska	107,402	1,836	0.4%
Maine	107,000	1,842	0.4%
New Hampshire	97,400	2,245	0.5%
Iowa	93,755	1,155	0.3%
Oklahoma	90,737	3,023	0.7%
Arkansas	79,330	1,586	0.4%
New Mexico	71,297	1,251	0.3%
Oregon	64,232	776	0.2%
Washington	47,004	377	0.1%
Montana	44,650	960	0.2%
Nevada	42,271	1,841	0.4%
Minnesota	33,237	702	0.2%
	18,488,294	$415,184	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The office occupies approximately 55 thousand square feet with projected 2017 annual rent of approximately $856 thousand. The lease is scheduled to expire on September 30, 2026, with two separate five-year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals of approximately $398.9 million (not including periodic rent escalations, percentage rent or straight-line rent). Our entertainment portfolio has an average remaining base term life of approximately nine years, our education portfolio has an average remaining base term life of approximately 17 years and our recreation portfolio has an average remaining base term life of approximately 18 years. These leases may be extended for predetermined extension terms at the option of the tenant. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2016
Our property acquisitions and developments in 2016 consisted primarily of spending in each of our primary segments of Entertainment, Education and Recreation. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes, decreased to approximately 72% in 2016 from approximately 81% in 2015. While build-to-suit projects remain a significant component of our investment spending, we expect this percentage to decrease in 2017 as well due to our proposed transaction with CNL as discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments". Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities.

Item 3. Legal Proceedings

Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Adelaar resort property (the "Cappelli Group"), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and our relationship with Empire Resorts, Inc. and certain of its subsidiaries. This litigation involves three separate cases filed in state and federal court. Two of the cases, a state and the federal case, are closed and resulted in no liability to the Company.

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the "Westchester Action"), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached an agreement (the "Casino Development Agreement"), dated June 18, 2010. The Company moved to dismiss the complaint in the Westchester Action based on a decision issued by the Sullivan County Supreme Court (one of the two closed cases discussed above) on June 30, 2014, as affirmed by the Appellate Division, Third Department (the "Sullivan Action"). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan Action. On February 18, 2016, the Cappelli Group filed an amended complaint asserting a single cause of action for breach of the covenant of good faith and fair dealing based upon allegations the Company had interfered with plaintiffs’ ability to obtain financing which complied with the Casino Development Agreement. On March 23, 2016, the Company filed a motion to dismiss the Cappelli Group’s revised amended complaint. On January 5, 2017, the Westchester County Supreme Court denied the Company’s second motion to dismiss. Discovery is ongoing.

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

	High	Low	Dividend
2016:
Fourth quarter	$78.67	$65.50	$0.960
Third quarter	84.67	74.93	$0.960
Second quarter	80.69	64.00	$0.960
First quarter	66.71	53.00	$0.960
2015:
Fourth quarter	$59.42	$50.85	$0.908
Third quarter	57.79	49.24	0.908
Second quarter	61.70	54.70	0.908
First quarter	65.76	56.64	0.908

We declared dividends to common shareholders aggregating $3.84 and $3.63 per common share in 2016 and 2015, respectively.

While we intend to continue paying regular dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. We pay dividends to our common shareholders on a monthly basis and expect to continue to pay such dividends monthly. Additionally, we pay dividends to our preferred shareholders on a quarterly basis and expect to continue to pay such dividends quarterly. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of tenants and customers to meet their obligations to us and any unanticipated capital expenditures. Our Series C convertible preferred shares have a fixed dividend rate of 5.75%, our Series E convertible preferred shares have a fixed dividend rate of 9.00% and our Series F redeemable preferred shares have a fixed dividend rate of 6.625%.

During the year ended December 31, 2016, the Company did not sell any unregistered equity securities.

On February 27, 2017, there were approximately 1,030 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2016 common stock	—		$—	—	$—
November 1 through November 30, 2016 common stock	6,681	(1)	69.40	—	—
December 1 through December 31, 2016 common stock	1,382	(1)	71.32	—	—

Total	8,063		$69.73	—	$—

(1) The repurchases of equity securities during November and December of 2016 were completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2016, to the cumulative return on the MSCI U.S. REIT Index, the Russell 2000 Index and the Russell 1000 Index for the same period. During the year ended December 31, 2016, the Company was added to the Russell 1000 Index, which includes 1,000 of the largest securities based on market capitalization and current index membership. The Company was previously a member of the Russell 2000 Index. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/11)
EPR Properties
MSCI US REIT Index
Russell 2000 Index
Russell 1000 Index
Dollars
240
220
200
180
160
140
120
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

Total Return Analysis
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
EPR Properties	$100.00	$112.82	$127.90	$159.69	$172.52	$223.67
MSCI US REIT Index	$100.00	$117.77	$120.68	$157.34	$161.30	$175.17
Russell 2000 Index	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
Russell 1000 Index	$100.00	$116.42	$154.97	$175.49	$177.10	$198.44
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

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014 (1)	2013	2012
Rental revenue	$399,589	$330,886	$286,673	$248,709	$234,517
Tenant reimbursements	15,595	16,320	17,663	18,401	18,575
Other income	9,039	3,629	1,009	1,682	738
Mortgage and other financing income	69,019	70,182	79,706	74,272	63,977
Total revenue	493,242	421,017	385,051	343,064	317,807
Property operating expense	22,602	23,433	24,897	26,016	24,915
Other expense	5	648	771	658	1,382
General and administrative expense	37,543	31,021	27,566	25,613	23,170
Retirement severance expense	—	18,578	—	—	—
Costs associated with loan refinancing or payoff, net	905	270	301	6,166	627
Gain on early extinguishment of debt	—	—	—	(4,539)	—
Interest expense, net	97,144	79,915	81,270	81,056	76,656
Transaction costs	7,869	7,518	2,452	1,955	404
Provision for loan losses	—	—	3,777	—	—
Impairment charges	—	—	—	—	3,074
Depreciation and amortization	107,573	89,617	66,739	53,946	46,698
Income before equity in income from joint ventures and other items	219,601	170,017	177,278	152,193	140,881
Equity in income from joint ventures	619	969	1,273	1,398	1,025
Gain on sale of real estate	5,315	23,829	1,209	3,017	—
Gain on sale of investment in a direct financing lease	—	—	220	—	—
Gain on previously held equity interest	—	—	—	4,853	—
Income before income taxes	225,535	194,815	179,980	161,461	141,906
Income tax benefit (expense)	(553)	(482)	(4,228)	14,176	—
Income from continuing operations	$224,982	$194,333	$175,752	$175,637	$141,906
Discontinued operations:
Income from discontinued operations	—	199	505	333	620
Transaction (costs) benefit	—	—	3,376	—	—
Impairment charges	—	—	—	—	(20,835)
Gain (loss) on sale, net from discontinued operations	—	—	—	4,256	(27)
Net income	224,982	194,532	179,633	180,226	121,664
Add: Net income attributable to noncontrolling interests	—	—	—	—	(108)
Net income attributable to EPR Properties	224,982	194,532	179,633	180,226	121,556
Preferred dividend requirements	(23,806)	(23,806)	(23,807)	(23,806)	(24,508)
Preferred share redemption costs	—	—	—	—	(3,888)
Net income available to common shareholders of EPR Properties	$201,176	$170,726	$155,826	$156,420	$93,160
Per share data attributable to EPR Properties shareholders:
Basic earnings per share data:
Income from continuing operations	$3.17	$2.93	$2.80	$3.16	$2.42
Income (loss) from discontinued operations	—	0.01	0.07	0.10	(0.43)
Net income available to common shareholders	$3.17	$2.94	$2.87	$3.26	$1.99
Diluted earnings per share data:
Income from continuing operations	$3.17	$2.92	$2.79	$3.15	$2.41
Income (loss) from discontinued operations	—	0.01	0.07	0.09	(0.43)
Net income available to common shareholders	$3.17	$2.93	$2.86	$3.24	$1.98
Shares used for computation (in thousands):
Basic	63,381	58,138	54,244	48,028	46,798
Diluted	63,474	58,328	54,444	48,214	47,049
Cash dividends declared per common share	$3.84	$3.63	$3.42	$3.16	$3.00

(1) The Company adopted FASB Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

Balance sheet data
(Dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012
Net real estate investments	$3,915,402	$3,427,729	$2,839,333	$2,394,966	$2,113,434
Mortgage notes and related accrued interest receivable, net	613,978	423,780	507,955	486,337	455,752
Investment in a direct financing lease, net	102,698	190,880	199,332	242,212	234,089
Total assets	4,865,022	4,217,270	3,686,275	3,254,372	2,931,827
Dividends payable	26,318	24,352	22,233	19,552	41,186
Debt	2,485,625	1,981,920	1,629,750	1,457,432	1,353,929
Total liabilities	2,679,121	2,143,402	1,759,786	1,566,358	1,471,929
Equity	2,185,901	2,073,868	1,926,489	1,688,014	1,459,898

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

As of December 31, 2016, our total assets were approximately $4.9 billion (after accumulated depreciation of approximately $0.6 billion) which included investments in each of our four operating segments with properties located in 40 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 141 megaplex theatres, eight entertainment retail centers (which include eight additional megaplex theatres) and eight family entertainment centers. Our portfolio of owned entertainment properties consisted of 12.5 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Education segment included investments in 67 public charter schools, 41 early education centers and 12 private schools. Our portfolio of owned education properties consisted of 4.3 million square feet and was 100% leased.

•	Our Recreation segment included investments in 11 ski areas, five waterparks and 25 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 19.2 million square feet and was 99.5% leased. As of December 31, 2016, we also had invested approximately $297.1 million in property under development.

Operating Results
Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") per diluted share are detailed below for the years ended December 31, 2016 and 2015 (in millions, except per share information):

	Year ended December 31,
	2016	2015	Increase
Total revenue (1)	$493.2	$421.0	17%
Net income available to common shareholders per diluted share (2)	3.17	2.93	8%
FFOAA per diluted share (3)	4.82	4.44	9%

(1) Total revenue for the year ended December 31, 2016, versus the year ended December 31, 2015, was favorably impacted by the effect of acquisitions and build-to-suit projects completed during 2016 and 2015 as well as $4.7 million in gains from insurance claims and a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

(2) Net income available to common shareholders per diluted share for the year ended December 31, 2016, versus the year ended December 31, 2015, was favorably impacted by the items impacting total revenue described above, as well as $18.6 million in retirement severance expense recognized in 2015 related to the retirement of our former Chief Executive Officer. Net income available to common shareholders per diluted share for the year ended December 31, 2016 versus the year ended December 31, 2015, was unfavorably impacted by an increase in interest expense (including less capitalization) and general and administrative expense, lower gains on sales in 2016 due to a larger theatre sale that occurred in 2015, and an increase in common shares outstanding.

(3) FFOAA per diluted share for the year ended December 31, 2016, versus the year ended December 31, 2015, was favorably impacted by the results of investment spending in 2015 and 2016, a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property and $2.8 million in termination fees recognized with the exercise of tenant purchase options on two of our public charter school properties. FFOAA per diluted share for the year ended December 31, 2016, versus the year ended December 31, 2015, was unfavorably impacted by an increase in interest expense (including less capitalization), an increase in general and administrative expense and an increase in common shares outstanding.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview
During 2016, our total investment spending was $805.0 million compared to $632.0 million in the prior year with increases in our Entertainment and Education segments, offset by a decrease in our Recreation and Other segments.

During 2016, our investment spending in our Entertainment segment was $266.1 million compared to $106.1 million in the prior year. The current year included an acquisition of a six theatre portfolio as well as the acquisition of two megaplex theatres and a family entertainment center for a total of $148.4 million. We continued to have build-to-suit opportunities available for megaplex theatres and family entertainment centers at attractive terms with both existing and new tenants. Additionally, many megaplex theatre operators are pursuing the renovation of theatres to include enhanced amenities such as luxury seating and expanded food and beverage offerings. This trend has provided us with redevelopment opportunities and is expected to continue to provide redevelopment and build-to-suit opportunities for us in the future.

During 2016, our investment spending in our Education segment was $338.7 million compared to $272.9 million in the prior year, and primarily included build-to-suit development of public charter schools, early childhood education centers and private schools. The current year also included an investment of $100.0 million in mortgage notes secured by 20 early education centers and private schools. Additionally, in the current year, we acquired four early education centers and a private school. During 2016, we increased our investments in education and expect to continue to do so in the future. We also continued to significantly diversify our tenant base in public charter schools and early education centers, and as of year-end, we had 45 different public charter school operators and seven different early education operators. We expect to continue to expand our education tenant base in 2017.

During 2016, our investment spending in our Recreation segment was $198.3 million compared to $241.2 million in the prior year, and primarily related to spending on build-to-suit golf entertainment complexes. Additionally, we invested in a mortgage note secured by a ski area and redevelopment of one of our ski areas. As discussed in "Recent Developments," we anticipate the proposed transaction with CNL Lifestyle Properties, Inc. will increase our investments in this segment in 2017.

During 2016, our investment spending in our Other segment was $1.9 million compared to $11.8 million in prior year, and related to the Adelaar casino and resort project in Sullivan County, New York.

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

Consolidation
We consolidate certain entities if we are deemed to be the primary beneficiary in a variable interest entity ("VIE") in which we have a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic on Consolidation.

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

Real Estate Acquisitions
Upon acquisition of real estate properties, we determine if the acquisition meets the criteria to be accounted for as a business combination. Accordingly, we typically account for (1) acquired vacant properties, (2) acquired single tenant properties when a new lease or leases are signed at the time of acquisition, and (3) acquired single tenant properties that have an existing long-term triple-net lease or leases (greater than 7 years) as asset acquisitions. Acquisitions of properties with shorter-term leases or properties with multiple tenants that require business related activities to manage and maintain the properties (i.e. those properties that involve a process) are treated as business combinations.

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

On April 21, 2016, we paid in full an unsecured note payable of $1.9 million. Additionally, on May 2, 2016, we prepaid in full two mortgage notes payable totaling $24.5 million, which were secured by two theatre properties.

On August 8, 2016, we prepaid in full three mortgage notes payable totaling $16.4 million, which were secured by three theatre properties. Additionally, on September 1, 2016, we prepaid in full four mortgage notes payable totaling $21.7 million, which were secured by four theatre properties.

On August 22, 2016, we issued $340.0 million of senior unsecured notes in a private placement transaction.  The notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026. The notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes. We used the net proceeds from the note offering to pay down our unsecured revolving credit facility and for general business purposes.

On December 14, 2016, we issued $450.0 million of senior unsecured notes due on December 15, 2026 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.75% and interest is payable semi-annually. The notes were issued at 98.429% of their face value and are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes. We used the net proceeds from the note offering to pay down our unsecured revolving credit facility, invest in mortgage notes secured by education properties and for general business purposes.

Subsequent to December 31, 2016, we prepaid in full two mortgage notes payable totaling $17.9 million with a weighted average annual interest rate of 6.07%, which were secured by two theatre properties.

Issuance of Common Shares
On January 21, 2016, we issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

During the year ended December 31, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility. Subsequent to December 31, 2016, we issued an aggregate of 548,288 common shares under our DSPP for net proceeds of $40.8 million.

Investment Spending
Our investment spending during the year ended December 31, 2016 totaled $805.0 million, and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2016 totaled $266.1 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $148.4 million in acquisitions of eight megaplex theatres and a family entertainment center.

Education investment spending during the year ended December 31, 2016 totaled $338.7 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $16.5 million in acquisitions of four early education centers and a private school. Additionally, education investment spending included $100.0 million in mortgage notes secured by 20 early education and private school properties. Subsequent to December 31, 2016, we funded an additional $42.9 million in mortgage notes secured by eight early education and private school properties.

Recreation investment spending during the year ended December 31, 2016 totaled $198.3 million, including spending on build-to-suit development of golf entertainment complexes, build-to-suit development and redevelopment of ski areas and waterparks, as well as a $21.0 million mortgage note secured by a ski area.

Other investment spending during the year ended December 31, 2016 totaled $1.9 million and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending during the years ended December 31, 2016 and 2015 (in thousands):

For the Year Ended December 31, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes and Notes Receivable
Entertainment	$266,101	$37,265	$56,820	$148,398	$23,618
Education	338,659	208,288	—	16,456	113,915
Recreation	198,345	134,195	7,598	—	56,552
Other	1,903	1,903	—	—	—
Total Investment Spending	$805,008	$381,651	$64,418	$164,854	$194,085

For the Year Ended December 31, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes
Entertainment	$106,105	$21,570	$20,844	$63,691	$—
Education	272,920	253,072	—	15,990	3,858
Recreation	241,178	149,016	240	21,865	70,057
Other	11,818	11,818	—	—	—
Total Investment Spending	$632,021	$435,476	$21,084	$101,546	$73,915

The above amounts include $192 thousand and $171 thousand in capitalized payroll, $10.7 million and $18.5 million in capitalized interest and $5.1 million and $2.3 million in capitalized other general and administrative direct project costs for the years ended December 31, 2016 and 2015, respectively. In addition, we had $5.0 million and $2.9 million of maintenance capital expenditures for the years ended December 31, 2016 and 2015, respectively.

Property Dispositions
On February 26, 2016, we completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized.

On April 6, 2016, pursuant to a tenant purchase option, we completed the sale of a public charter school located in Colorado for net proceeds of $11.2 million and we recognized a gain on sale of $2.3 million. In addition, on August 18, 2016, pursuant to a tenant purchase option, we completed the sale of a public charter school located in Colorado for net proceeds of $5.4 million and we recognized a gain on sale of $0.5 million. These gains represent the premium charged to the tenant over the total development cost for early termination in accordance with the purchase options in the leases. These termination fees totaling $2.8 million have been included in FFO as adjusted, similar to how other lease termination fees and fees received for early prepayment of mortgage notes receivable are reflected when applicable.

During the year ended December 31, 2016, we completed the sale of three retail parcels located in Texas for total net proceeds of $5.3 million and recognized gains on sale totaling $2.5 million.

During the year ended December 31, 2016, we completed the sale of nine public charter school properties previously leased to affiliates of Imagine Schools, Inc. ("Imagine") as part of a master lease. Seven of these schools were sold to Imagine and two were sold to other third parties. These properties are located in Georgia, Indiana, Ohio, Missouri, and South Carolina and had a total net carrying value of $91.3 million when sold. We received net cash proceeds totaling $21.0 million (a portion of which was funded through the liquidation of the letter of credit and escrow reserve previously provided by Imagine pursuant to the master lease) and a mortgage note receivable from Imagine for $70.3 million. This note is due on December 20, 2021, bears interest at 7% and requires monthly principal and interest payments of $608 thousand and additional principal pay downs if certain events occur including property sales. The note is secured by 11 public charter schools as of December 31, 2016. There were no gains or losses recognized on these sales. As of December 31, 2016, 12 schools operated by Imagine remain subject to the master lease.

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

Proposed CNL Lifestyle Properties, Inc. Transaction
On November 2, 2016, the Company and Ski Resort Holdings LLC ("SRH"), an entity owned by funds affiliated with Och-Ziff Real Estate, entered into a Purchase and Sale Agreement with CNL Lifestyle Properties, Inc. ("CNL"), CLP Partners, LP, CNL's operating partnership, and certain CNL subsidiaries. The agreement provides for our acquisition of the Northstar California Ski Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456.0 million. We anticipate earning an average initial cash yield of 9.35% on our purchase of the Northstar California Ski Resort and the attraction properties, based on leases currently in place or expected to be in place at the time of closing. Additionally, we have agreed to provide approximately $244.0 million of five-year secured debt financing to SRH for the purchase of 14 CNL ski properties valued at approximately $374.0 million. This debt financing will be secured by mortgages on all of the assets being acquired by SRH.

Our aggregate investment in this transaction is projected to be valued at approximately $700.0 million and is expected to be funded with approximately $647.0 million of our common shares and $53.0 million of cash before pro-rations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to SRH. We expect to borrow an estimated $62.0 million (the estimated $53.0 million cash purchase price plus an estimated $9.0 million in transaction costs) under our unsecured revolving credit facility at closing. Additionally, we have also agreed to fund 65% of pre-approved, future property improvements with such advances capped at $52.0 million. All SRH financing will bear interest at 8.5%.

The Company's common share consideration is subject to a two-way collar between $68.25 and $82.63 per share. If the Company's volume weighted average share price over the ten trading days ending on the second trading day prior to close (the "Average EPR Share Price") increases between the signing of the agreement and the closing, CNL will receive fewer shares until the Average EPR Share Price reaches $82.63, at which point the number of shares will be fixed at approximately 7.8 million. Conversely, if the Company's share price decreases between signing and closing, CNL will receive more shares until the Average EPR Share Price reaches $68.25, at which point the number of shares will be fixed at approximately 9.5 million. Post-transaction, CNL will own between approximately 11% and 13% of the Company's pro forma common shares outstanding before distributing the shares to the CNL stockholders (based upon the Company's issued and outstanding common shares as of December 31, 2016).

The CNL transaction is subject to customary closing conditions, including the approval of the transaction by stockholders holding a majority of the outstanding shares of common stock of CNL and various third party consents and governmental permits. It is anticipated that this transaction will close in the second quarter of 2017; however, there can be no assurances as to the actual closing or the timing of the closing.

In addition, the Company and SRH, on a joint and several basis, will be required to pay a reverse termination fee of $60.0 million plus reimbursement of expenses incurred after June 10, 2016 (up to $10.0 million) to CNL if the Purchase and Sale Agreement is terminated because the Company and SRH fail to close the transaction as required under the agreement after the conditions to the obligations to close have been satisfied or waived.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Rental revenue was $399.6 million for the year ended December 31, 2016 compared to $330.9 million for the year ended December 31, 2015. Rental revenue increased $68.7 million from the prior period, of which $65.3 million was related to property acquisitions and developments completed in 2016 and 2015, as well as an increase of $3.4 million in rental revenue on existing properties, partially offset by the impact of a weaker Canadian exchange rate and property dispositions. Percentage rents of $4.7 million and $3.0 million were recognized during the years ended December 31, 2016 and 2015, respectively. Straight-line rents of $17.0 million and $12.2 million were recognized during the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we experienced a decrease of approximately 0.5% in rental rates on approximately 1.3 million square feet with respect to 17 lease renewals. Additionally, we have funded or have agreed to fund a weighted average of $31.42 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $15.6 million for the year ended December 31, 2016 compared to $16.3 million for the year ended December 31, 2015. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.7 million decrease was primarily due a decrease in tenant reimbursements due to vacancy at our retail centers in Ontario, Canada as well as the impact of a weaker Canadian exchange rate.

Other income was $9.0 million for the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The $5.4 million increase was primarily due to the recognition of gains of $4.7 million from insurance claims during the year ended December 31, 2016, as well as an increase in fee income due to a $1.6 million extension fee recorded in 2016 in conjunction with an extension of a tenant purchase option.

Mortgage and other financing income for the year ended December 31, 2016 was $69.0 million compared to $70.2 million for the year ended year ended December 31, 2015. The $1.2 million decrease was due primarily to the conversion of the mortgage note for Camelback Mountain Resort to a lease agreement during the year ended December 31, 2015 and the payoff of certain mortgage notes in the first half of 2016. Additionally, participating interest income decreased to $0.8 million during the year ended December 31, 2016 from $1.5 million for the year ended December 31, 2015. These decreases were partially offset by a $3.6 million prepayment fee we received in conjunction with the full repayment of one mortgage note receivable and by increased real estate lending activities related to our other mortgage loan agreements.

Our property operating expense totaled $22.6 million for the year ended December 31, 2016 compared to $23.4 million for the year ended December 31, 2015. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.8 million decrease resulted primarily from a decrease in bad debt expense as well as a weaker Canadian exchange rate partially offset by higher property operating expenses at certain properties.

Other expense totaled $5 thousand for the year ended December 31, 2016 compared to $648 thousand for the year ended December 31, 2015. The $643 thousand decrease was due to golf course expenses related to a golf course on the Adelaar resort property which closed during the year ended December 31, 2016.

Our general and administrative expense totaled $37.5 million for the year ended December 31, 2016 compared to $31.0 million for the year ended December 31, 2015. The increase of $6.5 million was primarily due to an increase in payroll and benefits costs including share based compensation, as well as certain professional fees.

Retirement severance expense was $18.6 million for the year ended December 31, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 13 to the consolidated financial statements included in this Annual Report Form 10-K for further detail. There was no retirement severance expense for the year ended December 31, 2016.

Costs associated with loan refinancing or payoff for the year ended December 31, 2016 was $0.9 million and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayments of two mortgage notes receivable. Costs associated with loan refinancing or payoff totaled $0.3 million for the year ended December 31, 2015 and related to the amendment and restatement of our unsecured credit facilities on April 24, 2015 as well as the prepayment of seven mortgages notes payable during the year ended December 31, 2015.

Our net interest expense increased by $17.2 million to $97.1 million for the year ended December 31, 2016 from $79.9 million for the year ended December 31, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Adelaar project, which was $1.8 million for the year ended December 31, 2016 compared to $8.7 million for the year ended December 31, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan facility increased to an average of 3.61% from an average of 2.60% and will return to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Depreciation and amortization expense totaled $107.6 million for the year ended December 31, 2016 compared to $89.6 million for the year ended December 31, 2015. The $18.0 million increase resulted primarily from asset acquisitions completed in 2016 and 2015 as well as the acceleration of depreciation on certain existing assets, and was partially offset by dispositions.

Equity in income from joint ventures was $0.6 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015. The $0.4 million decrease resulted from a decrease in income from our joint venture projects located in China.

Gain on sale of real estate was $5.3 million for the year ended December 31, 2016 and related to a gain on sale of $2.5 million from the sale of three retail parcels in Texas and a gain on sale of $2.8 million from the sale of two public charter schools in connection with the exercise of tenant purchase options. Gain on sale of real estate was $23.8 million for the year ended December 31, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. The gain was partially offset by a loss on sale of $0.1 million from a parcel of land adjacent to one of our megaplex theatre properties.

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
Tenant reimbursements totaled $16.3 million for the year ended December 31, 2015 compared to $17.7 million for the year ended December 31, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $1.4 million decrease was primarily due to the impact of a weaker Canadian exchange rate.

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

Our property operating expense totaled $23.4 million for the year ended December 31, 2015 compared to $24.9 million for the year ended December 31, 2014. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.5 million decrease resulted primarily from the impact of a weaker Canadian exchange rate and a decrease in other non-recoverable expenses at these properties. This amount was partially offset by an increase in bad debt expense.

Our general and administrative expense totaled $31.0 million for the year ended December 31, 2015 compared to $27.6 million for the year ended December 31, 2014. The increase of $3.4 million was primarily due to an increase in payroll and benefits costs, as well as certain professional fees.

Retirement severance expense was $18.6 million for the year ended December 31, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 13 to the consolidated financial statements included in this Annual Report Form 10-K for further detail. There was no retirement severance expense for the year ended December 31, 2014.

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

Gain on sale of real estate was $23.8 million for the year ended December 31, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. The gain was partially offset by a loss on sale of $0.1 million from a parcel of land adjacent to one of our megaplex theatre properties. Gain on sale of real estate was $1.2 million for the year ended December 31, 2014 and related to the sale of one winery, one vineyard and three parcels of land.

Gain on sale of investment in a direct financing lease was $0.2 million for the year ended December 31, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the year ended December 31, 2015.

Income tax expense was $0.5 million for the year ended December 31, 2015 compared to $4.2 million for the year ended December 31, 2014 and related primarily to Canadian income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. The $3.7 million decrease related primarily to lower income tax expense on our Canadian trust and the impact of a weaker Canadian exchange rate.

Income from discontinued operations was $0.2 million for the year ended December 31, 2015 and related to post closing items related to the Toronto Dundas Square property. Income from discontinued operations was $3.9 million for the year ended December 31, 2014 and related primarily to the reversal of liabilities that related to the acquisition or ownership of Toronto Dundas Square.

Liquidity and Capital Resources

Cash and cash equivalents were $19.3 million at December 31, 2016. In addition, we had restricted cash of $9.7 million at December 31, 2016. Of the restricted cash at December 31, 2016, $6.8 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserve and $1.8 million relates to escrow deposits held related to potential acquisitions and redevelopments. The remaining $1.1 million is required in connection with our debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan
As of December 31, 2016, we had total debt outstanding of $2.5 billion of which $174.9 million was fixed rate mortgage debt secured by a portion of our rental properties. The fixed rate mortgage debt had a weighted average interest rate of approximately 4.95% at December 31, 2016.

At December 31, 2016, we had outstanding $1.6 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At December 31, 2016, we had no outstanding balance under our unsecured revolving credit facility, with $650.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 2.02% at December 31, 2016. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At December 31, 2016, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 2.17% at December 31, 2016, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.09% through April 5, 2019. The loan matures on April 24, 2020.

On August 22, 2016, we issued $340.0 million of senior unsecured notes in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest 4.56% and due August 22, 2026. The private placement notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes discussed above.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. We were in compliance with all financial covenants under our debt instruments at December 31, 2016.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2016.

During the year ended December 31, 2016, we issued 258,263 common shares under our DSPP for net proceeds of $16.9 million. Additionally, on January 21, 2016, we issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses of approximately $125.0 million. The net proceeds from these issuances were used to pay down our unsecured revolving credit facility.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $306.2 million, $278.5 million and $250.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash used by investing activities was $662.1 million, $568.5 million and $376.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities was $371.1 million, $292.0 million and $121.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Liquidity requirements at December 31, 2016 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2016 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long Term Debt Obligations	$163,266	$11,684	$—	$600,000	$—	$1,739,995	$2,514,945
Interest on Long Term Debt Obligations	119,928	114,210	112,357	97,688	84,821	245,375	774,379
Operating Lease Obligations	856	856	856	856	884	4,592	8,900
Total	$284,050	$126,750	$113,213	$698,544	$85,705	$1,989,962	$3,298,224

Commitments
As of December 31, 2016, we had an aggregate of approximately $313.7 million of commitments to fund development projects including 20 entertainment development projects for which we have commitments to fund approximately $82.3 million, 20 education development projects for which we have commitments to fund approximately $126.1 million of additional improvements and seven recreation development projects for which we have commitments to fund approximately $105.3 million. Of these amounts, approximately $263.2 million is expected to be funded in 2017. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of December 31, 2016, we had a commitment to fund approximately $155.0 million over the next three years, of which $1.7 million has been funded, to complete an indoor waterpark hotel and adventure park at our casino and resort project in Sullivan County, New York. We are also responsible for the construction of this project's common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and expect to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2016, we had four mortgage notes receivable with commitments totaling approximately $14.2 million, of which $11.6 million is expected to be funded in 2017. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which we earn fees at annual rates of 2.88% to 4.00% over the 30 year terms of the bonds. We have recorded $10.6 million as a deferred asset included in other assets and $10.6 million included in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K as of December 31, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2016. the Company had six surety bonds outstanding totaling $24.3 million.

During the year ended December 31, 2016,we posted two letters of credit totaling $5.0 million in connection with a performance guarantee to complete certain site improvements at two theatres. The letters of credit expire on June 1, 2018.

Additionally, on November 2, 2016, we entered into a Purchase and Sale Agreement with CNL and SRH to acquire and finance certain ski areas, attractions and family entertainment centers. See "Recent Developments" for further description of this proposed transaction and related commitments.

Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have $158.2 million in debt balloon payments coming due in 2017. Our sources of liquidity as of December 31, 2016 to pay the 2017 commitments described above include the amount available under our unsecured revolving credit facility of approximately $650.0 million and unrestricted cash on hand of $19.3 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2017.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2018 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, dividends to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as debt and equity financing alternatives and proceeds from asset dispositions. The availability and terms of any such financing or sales will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See Item 1A - “Risk Factors”). We may also assume mortgage debt in connection with property acquisitions.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDA ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios.

We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.48x as of December 31, 2016 (see "Non-GAAP Financial Measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. At December 31, 2016, our net debt to adjusted EBITDA ratio was at the higher end of the range as we anticipate issuing a substantial amount of equity in 2017 in connection with the proposed transaction with CNL and SRH which would have the effect of reducing this ratio.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 45% as of December 31, 2016. Our net debt as a percentage of our total market capitalization at December 31, 2016 was 34%. We calculate our total market capitalization of $7.4 billion by aggregating the following at December 31, 2016:

•	Common shares outstanding of 63,647,081 multiplied by the last reported sales price of our common shares on the NYSE of $71.77 per share, or $4.6 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $2.5 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs (benefit), retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of education properties buy-out options and provision for loan losses, and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2016, 2015 and 2014 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2016	2015	2014
FFO:
Net income available to common shareholders of EPR Properties	$201,176	$170,726	$155,826
Gain on sale of real estate (excluding land sale)	(2,819)	(23,748)	(879)
Gain on sale of investment in a direct financing lease	—	—	(220)
Real estate depreciation and amortization	106,049	87,965	65,501
Allocated share of joint venture depreciation	229	255	225
FFO available to common shareholders of EPR Properties	$304,635	$235,198	$220,453

FFO available to common shareholders of EPR Properties	$304,635	$235,198	$220,453
Add: Preferred dividends for Series C preferred shares	7,764	7,763	7,763
Diluted FFO available to common shareholders of EPR Properties	$312,399	$242,961	$228,216

FFOAA:
FFO available to common shareholders of EPR Properties	$304,635	$235,198	$220,453
Costs associated with loan refinancing or payoff	905	270	301
Gain on insurance recovery (included in other income)	(4,684)	—	—
Termination fee included in gain on sale	2,819	—	—
Transaction costs (benefit)	7,869	7,518	(924)
Provision for loan losses	—	—	3,777
Retirement severance expense	—	18,578	—
Gain on sale of land	(2,496)	(81)	(330)
Deferred income tax expense (benefit)	(1,065)	(1,136)	1,796
FFOAA available to common shareholders of EPR Properties	$307,983	$260,347	$225,073

FFOAA available to common shareholders of EPR Properties	$307,983	$260,347	$225,073
Add: Preferred dividends for Series C preferred shares	7,764	7,763	7,763
Diluted FFOAA available to common shareholders of EPR Properties	$315,747	$268,110	$232,836

AFFO:
FFOAA available to common shareholders of EPR Properties	$307,983	$260,347	$225,073
Non-real estate depreciation and amortization	1,524	1,653	1,238
Deferred financing fees amortization	4,787	4,588	4,248
Share-based compensation expense to management and trustees	11,164	8,508	8,902
Maintenance capital expenditures (1)	(6,214)	(3,856)	(7,681)
Straight-lined rental revenue	(17,012)	(12,159)	(8,665)
Non-cash portion of mortgage and other financing income	(3,769)	(9,435)	(6,358)
Amortization of above/below market leases, net and tenant improvements	183	192	192
AFFO available to common shareholders of EPR Properties	$298,646	$249,838	$216,949

FFO per common share attributable to EPR Properties:
Basic	$4.81	$4.05	$4.06
Diluted	4.77	4.03	4.04
FFOAA per common share attributable to EPR Properties:
Basic	$4.86	$4.48	$4.15
Diluted	4.82	4.44	4.13
Shares used for computation (in thousands):
Basic	63,381	58,138	54,244
Diluted	63,474	58,328	54,444

Weighted average shares outstanding-diluted EPS	63,474	58,328	54,444
Effect of dilutive Series C preferred shares	2,032	2,017	1,989
Adjusted weighted average shares outsanding-diluted	65,506	60,345	56,433

Other financial information:
Dividends per common share	$3.84	$3.63	$3.42

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share and to FFOAA per share for the years ended December 31, 2016, 2015 and 2014. Therefore, the additional 2.0 million shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for these periods.  The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted per share data for the years ended December 31, 2016, 2015 and 2014.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	December 31,
	2016	2015
Net Debt:
Debt	$2,485,625	$1,981,920
Deferred financing costs, net	29,320	18,289
Cash and cash equivalents	(19,335)	(4,283)
Net Debt	$2,495,610	$1,995,926

	Three Months Ended December 31,
	2016	2015
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$52,190	$46,799
Costs associated with loan refinancing or payoff	—	9
Interest expense, net	26,834	20,792
Transaction costs	2,988	700
Depreciation and amortization	28,351	24,915
Equity in income from joint ventures	(118)	(268)
Gain on sale of real estate	(1,430)	—
Income tax benefit (1)	(84)	(936)
Preferred dividend requirements	5,951	5,951
Gain on insurance recovery (2)	(847)	—
Adjusted EBITDA (for the quarter)	$113,835	$97,962

Adjusted EBITDA (3)	$455,340	$391,848

Net Debt/Adjusted EBITDA Ratio	5.48	5.09

(1) Includes discontinued operations
(2) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended December 31,
	2016	2015
Income from settlement of foreign currency swap contracts	$705	$705
Fee income	1,588	—
Gain on insurance recovery	847	—
Miscellaneous income	87	508
Other income	$3,227	$1,213

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

	December 31, 2016	December 31, 2015
Total Investments:
Rental properties, net of accumulated depreciation	$3,595,762	$3,025,199
Add back accumulated depreciation on rental properties	635,535	534,303
Land held for development	22,530	23,610
Property under development	297,110	378,920
Mortgage notes and related accrued interest receivable	613,978	423,780
Investment in a direct financing lease, net	102,698	190,880
Investment in joint ventures	5,972	6,168
Intangible assets, gross(1)	28,787	20,715
Notes receivable and related accrued interest receivable, net(1)	4,765	2,228
Total investments	$5,307,137	$4,605,803

Total investments	$5,307,137	$4,605,803
Cash and cash equivalents	19,335	4,283
Restricted cash	9,744	10,578
Account receivable, net	98,939	59,101
Less: accumulated depreciation on rental properties	(635,535)	(534,303)
Less: accumulated amortization on intangible assets	(14,008)	(12,079)
Prepaid expenses and other current assets	79,410	83,887
Total assets	$4,865,022	$4,217,270

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	December 31, 2016	December 31, 2015
Intangible assets, gross	$28,787	$20,715
Less: accumulated amortization on intangible assets	(14,008)	(12,079)
Notes receivable and related accrued interest receivable, net	4,765	2,228
Prepaid expenses and other current assets	79,410	83,887
Total other assets	$98,954	$94,751

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Form 10-K for additional information on the impact of recently issued accounting standards on our business.

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

Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 15% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. As of December 31, 2016, we had a $650.0 million unsecured revolving credit facility with no outstanding balance and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.09% through April 5, 2019.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (in millions)

	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value
December 31, 2016:
Fixed rate debt	$163.3	$11.7	$—	$550.0	$—	$1,715.0	$2,440.0	$2,507.8
Average interest rate	4.9%	6.2%	—%	5.5%	—%	4.9%	5.1%	4.2%
Variable rate debt	$—	$—	$—	$50.0	$—	$25.0	$75.0	$75.0
Average interest rate (as of December 31, 2016)	—%	—%	—%	2.2%	—%	0.8%	1.7%	1.7%

	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
December 31, 2015:
Fixed rate debt	$75.5	$165.3	$13.4	$—	$550.0	$925.0	$1,729.2	$1,829.0
Average interest rate	6.0%	4.9%	6.3%	—%	5.0%	5.2%	5.2%	4.3%
Variable rate debt	$—	$—	$—	$196.0	$50.0	$25.0	$271.0	$271.0
Average interest rate (as of December 31, 2015)	—%	—%	—%	1.6%	1.8%	0.1%	1.5%	1.5%
The fair value of our debt as of December 31, 2016 and 2015 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

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

We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in Item 15 (2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPR Properties and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EPR Properties’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2017

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2016	2015
Assets
Rental properties, net of accumulated depreciation of $635,535 and $534,303 at December 31, 2016 and 2015, respectively	$3,595,762	$3,025,199
Land held for development	22,530	23,610
Property under development	297,110	378,920
Mortgage notes and related accrued interest receivable, net	613,978	423,780
Investment in a direct financing lease, net	102,698	190,880
Investment in joint ventures	5,972	6,168
Cash and cash equivalents	19,335	4,283
Restricted cash	9,744	10,578
Accounts receivable, net	98,939	59,101
Other assets	98,954	94,751
Total assets	$4,865,022	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$119,758	$92,178
Common dividends payable	20,367	18,401
Preferred dividends payable	5,951	5,951
Unearned rents and interest	47,420	44,952
Debt	2,485,625	1,981,920
Total liabilities	2,679,121	2,143,402
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 66,263,487 and 63,195,182 shares issued at December 31, 2016 and 2015, respectively	663	632
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 and 5,400,000 Series C convertible shares issued at December 31, 2016 and 2015; liquidation preference of $134,976,250	54	54
3,450,000 Series E convertible shares issued at December 31, 2016 and 2015; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at December 31, 2016 and 2015; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,677,046	2,508,445
Treasury shares at cost: 2,616,406 and 2,371,198 common shares at December 31, 2016 and 2015, respectively	(113,172)	(97,328)
Accumulated other comprehensive income	7,734	5,622
Distributions in excess of net income	(386,509)	(343,642)
Total equity	$2,185,901	$2,073,868
Total liabilities and equity	$4,865,022	$4,217,270
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Rental revenue	$399,589	$330,886	$286,673
Tenant reimbursements	15,595	16,320	17,663
Other income	9,039	3,629	1,009
Mortgage and other financing income	69,019	70,182	79,706
Total revenue	493,242	421,017	385,051
Property operating expense	22,602	23,433	24,897
Other expense	5	648	771
General and administrative expense	37,543	31,021	27,566
Retirement severance expense	—	18,578	—
Costs associated with loan refinancing or payoff	905	270	301
Interest expense, net	97,144	79,915	81,270
Transaction costs	7,869	7,518	2,452
Provision for loan losses	—	—	3,777
Depreciation and amortization	107,573	89,617	66,739
Income before equity in income from joint ventures and other items	219,601	170,017	177,278
Equity in income from joint ventures	619	969	1,273
Gain on sale of real estate	5,315	23,829	1,209
Gain on sale of investment in a direct financing lease	—	—	220
Income before income taxes	225,535	194,815	179,980
Income tax expense	(553)	(482)	(4,228)
Income from continuing operations	$224,982	$194,333	$175,752
Discontinued operations:
Income from discontinued operations	—	199	505
Transaction (costs) benefit	—	—	3,376
Net income attributable to EPR Properties	224,982	194,532	179,633
Preferred dividend requirements	(23,806)	(23,806)	(23,807)
Net income available to common shareholders of EPR Properties	$201,176	$170,726	$155,826
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$3.17	$2.93	$2.80
Income from discontinued operations	—	0.01	0.07
Net income available to common shareholders	$3.17	$2.94	$2.87
Diluted earnings per share data:
Income from continuing operations	$3.17	$2.92	$2.79
Income from discontinued operations	—	0.01	0.07
Net income available to common shareholders	$3.17	$2.93	$2.86
Shares used for computation (in thousands):
Basic	63,381	58,138	54,244
Diluted	63,474	58,328	54,444
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$224,982	$194,532	$179,633
Other comprehensive income (loss):
Foreign currency translation adjustment	5,142	(33,710)	(18,464)
Change in unrealized gain (loss) on derivatives	(3,030)	26,766	13,837
Comprehensive income attributable to EPR Properties	$227,094	$187,588	$175,006
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2016, 2015 and 2014 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
Restricted share units issued to Trustees	19,685	—	—	—	1,054	—	—	—	—	1,054
Issuance of nonvested shares,net	280,193	3	—	—	4,866	(4,186)	—	—	—	683
Amortization of nonvested shares and restricted share units	—	—	—	—	6,482	—	—	—	—	6,482
Share option expense	—	—	—	—	1,359	—	—	—	—	1,359
Foreign currency translation adjustment	—	—	—	—	—	—	(18,464)	—	—	(18,464)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	13,837	—	—	13,837
Net income	—	—	—	—	—	—	—	179,633	—	179,633
Issuances of common shares	5,255,302	52	—	—	264,283	—	—	—	—	264,335
Stock option exercises, net	35,963	—	—	—	1,533	(1,483)	—	—	—	50
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(210,494)	—	(210,494)
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Restricted share units issued to Trustees	18,036	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	218,285	2	—	—	1,941	(36)	—	—	—	1,907
Purchase of common shares for vesting	—	—	—	—	—	(8,222)	—	—	—	(8,222)
Amortization of nonvested shares and restricted share units	—	—	—	—	7,038	—	—	—	—	7,038
Share option expense	—	—	—	—	1,119	—	—	—	—	1,119
Share-based compensation included in retirement severance expense	—	—	—	—	6,377	—	—	—	—	6,377
Foreign currency translation adjustment	—	—	—	—	—	—	(33,710)	—	—	(33,710)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	26,766	—	—	26,766
Net income	—	—	—	—	—	—	—	194,532	—	194,532
Issuances of common shares	3,530,057	36	—	—	190,329	—	—	—	—	190,365
Stock option exercises, net	476,400	5	—	—	17,824	(21,224)	—	—	—	(3,395)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(235,398)	—	(235,398)
Forfeiture of noncontrolling interest	—	—	—	—	377	—	—	—	(377)	—
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$—	$2,073,868
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2016, 2015 and 2014 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$—	$2,073,868
Restricted share units issued to Trustees	15,805	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	300,752	3	—	—	4,472	—	—	—	—	4,475
Purchase of common shares for vesting	—	—	—	—	—	(4,211)	—	—	—	(4,211)
Amortization of nonvested shares and restricted share units	—	—	—	—	10,255	—	—	—	—	10,255
Share option expense	—	—	—	—	909	—	—	—	—	909
Foreign currency translation adjustment	—	—	—	—	—	—	5,142	—	—	5,142
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(3,030)	—	—	(3,030)
Net income	—	—	—	—	—	—	—	224,982	—	224,982
Issuances of common shares	2,521,071	26	—	—	142,822	—	—	—	—	142,848
Conversion of Series C Convertible Preferred shares to common shares	358	—	(950)	—	—	—	—	—	—	—
Stock option exercises, net	230,319	2	—	—	10,143	(11,633)	—	—	—	(1,488)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(267,849)	—	(267,849)
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$—	$2,185,901

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income attributable to EPR Properties	$224,982	$194,532	$179,633
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,315)	(23,829)	(1,209)
Gain on insurance recovery	(4,684)	—	—
Deferred income tax (benefit) expense	(1,065)	(1,136)	1,796
Provision for loan losses	—	—	3,777
Non-cash fee income	(1,588)	—	—
Income from discontinued operations	—	(199)	(3,881)
Gain on sale of investment in a direct financing lease	—	—	(220)
Costs associated with loan refinancing or payoff	905	270	301
Equity in income from joint ventures	(619)	(969)	(1,273)
Distributions from joint ventures	816	540	810
Depreciation and amortization	107,573	89,617	66,739
Amortization of deferred financing costs	4,787	4,588	4,248
Amortization of above/below market leases and tenant improvements	183	192	192
Share-based compensation expense to management and trustees	11,164	8,508	8,902
Share-based compensation expense included in retirement severance expense	—	6,377	—
(Increase) decrease in restricted cash	(1,619)	2,017	(8)
Decrease (increase) in mortgage notes accrued interest receivable	572	(4,133)	(3,997)
Increase in accounts receivable, net	(37,627)	(11,623)	(5,214)
Increase in direct financing lease receivable	(3,255)	(3,559)	(2,993)
(Increase) decrease in other assets	(3,320)	343	(3,360)
Increase in accounts payable and accrued liabilities	17,025	5,711	4,586
(Decrease) increase in unearned rents and interest	(2,713)	10,705	1,323
Net operating cash provided by continuing operations	306,202	277,952	250,152
Net operating cash provided by discontinued operations	—	508	143
Net cash provided by operating activities	306,202	278,460	250,295
Investing activities:
Acquisition of and investments in rental properties and other assets	(219,169)	(179,820)	(85,205)
Proceeds from sale of real estate	23,860	46,718	12,055
Proceeds from settlement of derivative	—	—	5,725
Investment in mortgage notes receivable	(192,539)	(72,698)	(93,877)
Proceeds from mortgage note receivable paydown	72,072	40,956	76,256
Investment in promissory notes receivable	(1,546)	—	(4,387)
Proceeds from promissory note receivable paydown	—	—	1,750
Proceeds from sale of infrastructure related to issuance of revenue bonds	43,462	—	—
Proceeds from insurance recovery	4,610	—	—
Proceeds from sale of investment in a direct financing lease, net	20,951	4,741	46,092
Additions to properties under development	(413,848)	(408,436)	(334,635)
Net cash used by investing activities	(662,147)	(568,539)	(376,226)
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	1,380,000	856,914	379,000
Principal payments on debt	(865,266)	(503,314)	(310,253)
Deferred financing fees paid	(14,385)	(7,047)	(814)
Costs associated with loan refinancing or payoff (cash portion)	(482)	—	(25)
Net proceeds from issuance of common shares	142,628	190,158	264,158
Impact of stock option exercises, net	(1,488)	(3,394)	50
Purchase of common shares for treasury for vesting	(4,211)	(8,222)	(2,892)
Dividends paid to shareholders	(265,662)	(233,073)	(207,637)
Net cash provided by financing activities	371,134	292,022	121,587
Effect of exchange rate changes on cash	(137)	(996)	(278)
Net increase (decrease) in cash and cash equivalents	15,052	947	(4,622)
Cash and cash equivalents at beginning of the year	4,283	3,336	7,958
Cash and cash equivalents at end of the year	$19,335	$4,283	$3,336
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2016	2015	2014
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$454,922	$392,786	$236,428
Transfer of land held for development to property under development	$—	$167,600	$—
Acquisiton of real estate in exchange for assumption of debt at fair value	$—	$—	$101,441
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,626	$14,285	$15,525
Conversion of mortgage note receivable to rental property	$—	$120,051	$—
Adjustment of noncontrolling interest to additional paid in capital	$—	$377	$—
Sale of investment in a direct financing lease, net in exchange for mortgage note receivable	$70,304	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$96,410	$90,850	$85,290
Cash paid during the year for income taxes	$1,684	$1,956	$710
Interest cost capitalized	$10,697	$18,546	$7,525
Increase in accrued capital expenditures	$6,035	$417	$7,053
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of EPR Properties and its subsidiaries, all of which are wholly owned.

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

Accounting for Acquisitions
Upon acquisition of real estate properties, the Company determines if the acquisition meets the criteria to be accounted for as a business combination. Accordingly, the Company typically accounts for (1) acquired vacant properties, (2) acquired single tenant properties when a new lease or leases are signed at the time of acquisition, and (3) acquired single tenant properties that have an existing long-term triple-net lease or leases (greater than seven years) as asset acquisitions. Acquisitions of properties that include a process such as those with shorter-term leases or properties with

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

multiple tenants that require business related activities to manage and maintain the properties are treated as business combinations.

Costs incurred for asset acquisitions and development properties, including transaction costs, are capitalized. For asset acquisitions, the Company allocates the purchase price and other related costs incurred to the real estate assets acquired based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs expensed totaled $7.9 million, $7.5 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For rental property acquisitions (asset acquisitions or business combinations) involving in-place leases, the fair value of the tangible assets is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of the assets. Management determines the “as if vacant” fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. The aggregate value of intangible assets or liabilities is measured based on the difference between the stated price plus capitalized costs and the property as if vacant.

Most of the Company’s rental property acquisitions do not involve in-place leases. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value is ascribed to in-place leases in these transactions.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets (included in Other Assets in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2016	2015
In-place leases, net of accumulated amortization of $13.4 million and $11.6 million, respectively	$13,716	$7,273
Above market lease, net of accumulated amortization of $0.6 million and $0.4 million, respectively	479	670
Below market lease, net of accumulated amortization of $12 thousand	(109)	—
Goodwill	693	693
Total intangible assets, net	$14,779	$8,636
In-place leases, net at December 31, 2016 and 2015 of approximately $13.7 million and $7.3 million, respectively, relate to 24 theatre properties and two early education centers. Amortization expense related to in-place leases is computed using the straight-line method and was $1.4 million for the years ended December 31, 2016, 2015 and 2014. The weighted average life for these in-place leases at December 31, 2016 is 11.2 years.
Above market lease, net at December 31, 2016 and 2015 relates to one theatre property. Amortization expense related to the above market lease is computed using the straight-line method and was $192 thousand for the years ended December 31, 2016, 2015 and 2014. The life for the above market lease at December 31, 2016 is 2.5 years.
Below market lease, net at December 31, 2016 relates to one theatre property. Amortization expense related to below market lease is computed using the straight-line method and was $12 thousand for the year ended December 31, 2016. The life for the below market lease at December 31, 2016 is 4.7 years.
Goodwill at December 31, 2016 and 2015 relates solely to the acquisition of New Roc that was acquired on October 27, 2003.
Future amortization of in-place leases, net, above market lease, net, and below market lease, net at December 31, 2016 is as follows (in thousands):

	In place leases	Above market lease	Below market lease
Year:
2017	$1,667	$192	$(23)
2018	1,655	192	(23)
2019	1,416	95	(23)
2020	1,177	—	(23)
2021	1,100	—	(17)
Thereafter	6,701	—	—
Total	$13,716	$479	$(109)

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. The Company early adopted the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, during 2015 and applied the guidance retrospectively. Deferred financing costs of $29.3 million and $18.3 million as of December 31, 2016 and 2015, respectively are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: Entertainment, Education, Recreation and Other. See Note 19 for financial information related to these operating segments.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $4.7 million, $3.0 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Mortgage and other financing income included participating interest income of $0.8 million, $1.5 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016 and 2014, mortgage and other financing income also included $3.6 million and $5.0 million in prepayment fees, respectively, related to mortgage notes that were paid either fully or partially in advance of their maturity dates. There was no prepayment fee included in mortgage and other financing income for the year ended December 31, 2015.

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

Discontinued Operations
The Company evaluates each sale or disposal transaction to determine if it meets the criteria to qualify as discontinued operations. A discontinued operation is a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on the Company's operations and financial results, or an acquired business that is classified as held for sale on the acquisition date. If the sale or disposal transaction does not meet the criteria, the operations and related gain or loss on sale is included in income from continuing operations. The Company adopted the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, during 2014 and applied the guidance prospectively.

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts where collection is not probable. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

amounts deemed uncollectible. The allowance for doubtful accounts was $0.9 million and $3.2 million at December 31, 2016 and 2015, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. The Company had one note receivable totaling $3.8 million (including $0.1 million in accrued interest) at December 31, 2014 that was impaired due to the inability of the borrower to meet its contractual obligations. There were no impaired loans at December 31, 2016 and 2015. Interest income of $84 thousand was recognized on this note for the year ended December 31, 2014 and related to the period before the note was impaired. Management of the Company evaluated the fair value of the underlying collateral of the note and concluded that a loan loss reserve for its full value of $3.8 million was necessary at December 31, 2014. During the year ended December 31, 2015, the Company wrote off $3.8 million of this previously impaired and fully reserved note receivable.

Income Taxes
The Company qualifies as a REIT under the Internal Revenue Code (the Code). A REIT that distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders.

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2016, the net Canadian deferred tax assets totaled $12.0 million and the temporary differences between income for financial reporting purposes and taxable income for the Canadian operations relate primarily to depreciation, capital improvements and straight line rents.

The Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. One of the taxable REIT subsidiaries holds four unconsolidated joint ventures located in China.  The Company records these investments using the equity method; therefore the income reported by the Company is net of income tax paid to the Chinese taxing authorities.  In addition, the company is liable for withholding taxes associated with the current and future repatriation of earnings of the China joint ventures. At December 31, 2016, the amount of this future liability was approximately $161 thousand and represented withholding taxes on 2016 and 2015 earnings. Additionally, the Company paid $82 thousand in withholding taxes during the year ended December 31, 2016 that related to 2014 and 2015 earnings repatriated during 2016. In addition to historical net operating loss carryovers, temporary differences between income for financial reporting purposes and taxable income for the taxable REIT subsidiaries relate primarily to timing differences from when the foreign income is recognized.

As of December 31, 2016 and 2015, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $17.0 million and $14.7 million and deferred tax liabilities totaling approximately $4.7 million and $3.8 million.  Prior to January 1, 2016, a full valuation allowance had been recorded on the net taxable REIT subsidiaries deferred tax assets as it was not more-likely-than not that the TRS operations

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

would generate sufficient taxable income to utilize deferred tax assets in the future. For the year ended December 31, 2016, the Company reassessed the need for a valuation allowance and reversed its valuation allowance associated with the net TRS deferred tax assets. The Company’s consolidated deferred tax position is summarized as follows:

	2016	2015
Fixed assets	$16,022	$13,791
Net operating losses	578	2,249
Other	381	412
Less Valuation allowance	—	(1,779)
Total deferred tax assets	$16,981	$14,673

Capital improvements	(1,716)	(224)
Straight line receivable	$(2,177)	$(2,731)
Other	(830)	(848)
Total deferred tax liabilities	$(4,723)	$(3,803)

Net deferred tax asset	$12,258	$10,870

Additionally, during the years ended December 31, 2016 and 2015, the Company recognized current income and withholding tax expense of $1.7 million and $1.6 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current TRS income tax	$(36)	$—	$—
Current state income tax expense	(414)	(899)	(579)
Current foreign income tax	(77)	431	(493)
Current foreign withholding tax	(1,130)	(1,107)	(1,040)
Deferred TRS income tax	273	—	—
Deferred foreign withholding tax	39	(43)	(320)
Deferred income tax benefit (expense)	792	1,136	(1,796)
Income tax expense	$(553)	$(482)	$(4,228)

The Company's effective tax rate for both the years ended December 31, 2016 and 2015 was 0.2%. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates of 35% and the actual income tax expense recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2016, 2015 and 2014. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2013 through 2016 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2012 through 2016 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2016. In 2015, approximately $65 thousand in interest and penalties related

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

to a state audit were recognized. In 2014, the Company did not recognize any expense related to interest and penalties. The Company did not have any accrued interest and penalties at December 31, 2016 or December 31, 2015. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2016 and December 31, 2015.

Concentrations of Risk
On December 21, 2016, American Multi-Cinema, Inc. (AMC) announced that it closed its acquisition of Carmike Cinemas Inc. (Carmike). Including the effects of this acquisition, AMC was the lessee of a substantial portion (36%) of the megaplex theatre rental properties held by the Company at December 31, 2016. For the year ended December 31, 2016, approximately $90.0 million or 18.2% of the Company's total revenues were derived from rental payments by AMC and approximately $21.7 million or 4.4% of the Company's total revenues were derived from rental payments by Carmike. For the years ended December 31, 2015 and 2014, approximately $86.1 million or 20% and $87.4 million or 23%, respectively, of the Company's total revenues were derived from rental payments by AMC. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

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

Share based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $11.2 million, $8.5 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $0.9 million, $1.1 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $9.2 million, $6.3 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Foreign Currency Translation
The Company accounts for the operations of its Canadian properties in Canadian dollars. The assets and liabilities related to the Company’s Canadian properties and mortgage note are translated into U.S. dollars using the spot rates at the respective balance sheet dates; revenues and expenses are translated at average exchange rates. Resulting translation adjustments are recorded as a separate component of comprehensive income.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard which was approved in July 2015.  The new standard will become effective for the Company beginning with the first quarter 2018. The ASU does not apply to revenue recognition for lease contracts.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease contracts.  This standard will apply to reimbursed tenant costs and revenues generated from the Company providing certain services at its multi-tenant properties after ASU 2016-02, Leases, is adopted.  Additionally, it may apply to certain other transactions such as the sale of real estate. The standard permits the use of either the full retrospective method or the modified retrospective method.  The Company anticipates it will use the modified retrospective method for transition, in which case the cumulative effect of applying the standard, if any, would be recognized at the date of initial application.    The Company is beginning the process for implementing this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease and other arrangements for which it is the lessee. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company does not expect a significant change in its leasing activity between now and adoption. The Company believes substantially all of its leases will continue to be classified as operating leases under the new standard. Subsequent to the adoption of the new standard, common area maintenance provided in lease contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, the Company will be required to recognize revenues associated with leases separately from revenues associated with common area maintenance. The Company is continuing to evaluate whether the variable payment provisions in the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of lease and non-lease revenue.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of cash flows. The effective date of the amendment is for fiscal years beginning after December 15, 2016. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements due to the nontaxable status of the Company as a REIT.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, which amends ASC Topic 230, Statement of Cash Flows. The standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Buildings and improvements	$3,272,865	$2,837,611
Furniture, fixtures & equipment	40,684	34,423
Land	917,748	687,468
	4,231,297	3,559,502
Accumulated depreciation	(635,535)	(534,303)
Total	$3,595,762	$3,025,199
Depreciation expense on rental properties was $103.9 million, $85.9 million and $63.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

During the year ended December 31, 2015, the Company completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million. In addition, during the year ended December 31, 2015, the Company sold three land parcels for net proceeds of $4.0 million and recognized a net gain of $0.1 million. The results of operations of these properties have not been classified within discontinued operations.

On June 27, 2016, the Company completed the acquisition of six theatre properties from Carmike for a net purchase price of $94.1 million. The theatres are located in five states. Five of the theatre properties are leased on a triple net basis under a master lease agreement to Carmike with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The remaining initial lease term is approximately 15 years. The theatre located in Pennslyvania is leased under a separate triple net lease with the remaining initial lease term of approximately five years.

During the year ended December 31, 2016, pursuant to tenant purchase options, the Company completed the sale of two public charter schools located in Colorado for net proceeds totaling $16.6 million and recognized gains on sale totaling $2.8 million. In addition, during the year ended December 31, 2016, the Company completed the sale of three retail parcels located in Texas for total net proceeds of $5.3 million and recognized gains on sale totaling $2.5 million. The Company also completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized. The results of operations of these properties have not been classified within discontinued operations.

During the year ended December 31, 2016, the Company recognized a gain on insurance recovery of $4.5 million. This gain is included in other income in the accompanying consolidated statements of income. The gain on insurance recovery related to insurance proceeds received for damage from a fire at one of the Company's ski areas located in Ohio.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

4. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Receivable from tenants	$7,564	$9,999
Receivable from non-tenants	497	353
Receivable from insurance proceeds	1,967	—
Receivable from Sullivan County Infrastructure Revenue Bonds	22,164	—
Straight-line rent receivable	67,618	52,336
Allowance for doubtful accounts	(871)	(3,587)
Total	$98,939	$59,101

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

5. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2016 and 2015 consists of the following (in thousands):

		2016	2015
(1)	Mortgage note and related accrued interest receivable, 9.50%, paid in full January 5, 2016	—	19,944
(2)	Mortgage note and related accrued interest receivable, 9.75%, paid in full April 22, 2016	—	22,188
(3)	Mortgage note, 5.50%, paid in full October 11, 2016	—	2,500
(4)	Mortgage note and related accrued interest receivable, 9.00%, due March 11, 2017	1,454	1,454
(5)	Mortgage note and related accrued interest receivable, 9.00%, due July 31, 2017	1,375	1,257
(6)	Mortgage note and related accrued interest receivable, 7.00%, due October 19, 2018	1,637	—
(7)	Mortgage notes, 7.00% and 10.00%, due May 1, 2019	164,743	164,543
(8)	Mortgage note, 7.00%, due December 20, 2021	70,304	—
(9)	Mortgage note and related accrued interest receivable, 7.85%, due December 28, 2026	5,635	—
(10)	Mortgage note and related accrued interest receivable, 10.65%, due June 28, 2032	36,032	36,032
(11)	Mortgage note and related accrued interest receivable, 9.00%, due December 31, 2032	5,327	5,469
(12)	Mortgage notes and related accrued interest receivable, 9.50%, due April 30, 2033	30,849	30,680
(13)	Mortgage note and related accrued interest receivable, 10.25%, due June 30, 2033	3,508	3,488
(14)	Mortgage note, 11.31%, due July 1, 2033	12,530	12,781
(15)	Mortgage note and related accrued interest receivable, 8.71%, due June 30, 2034	7,230	4,900
(16)	Mortgage note and related accrued interest receivable, 9.50%, due August 31, 2034	12,473	12,392
(17)	Mortgage note and related accrued interest receivable, 11.10%, due December 1, 2034	51,250	51,450
(18)	Mortgage notes, 10.28%, due December 1, 2034	37,562	37,562
(19)	Mortgage note, 10.72%, due December 1, 2034	4,550	4,550
(20)	Mortgage note, 8.00%, due January 5, 2036	21,000	—
(21)	Mortgage note, 10.25%, due May 31, 2036	17,505	9,147
(22)	Mortgage note and related accrued interest receivable, 9.75%, due July 28, 2036	18,219	3,443
(23)	Mortgage note and related accrued interest receivable, 9.75%, due July 31, 2036	6,083	—
(24)	Mortgage note, 9.75%, due December 31, 2036	4,712	—
(25)	Mortgage notes, 7.25%, due November 30, 2041	100,000	—
	Total mortgage notes and related accrued interest receivable	$613,978	$423,780

(1) The Company's first mortgage loan agreement with Basis Schools, Inc. that was secured by a public charter school and the underlying land located in Washington D.C. was paid on January 5, 2016. In connection with the full payoff of this note, the Company received a prepayment fee of $3.6 million, included in mortgage and other financing income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

(2) The Company's first mortgage loan agreement with Fiber Mills, LLC and Music Factory Condominiums, LLC that was secured by the North Carolina Music Factory located in Charlotte, North Carolina was amended and restated during the year ended December 31, 2016. In conjunction with the amendment, the Company funded an additional $21.8 million. On April 22, 2016, the note was paid in full. In conjunction with this payoff, the Company wrote off $335 thousand of prepaid mortgage fees to costs associated with loan refinancing or payoff.

(3) The Company's mortgage loan agreement with Alko Ranch, LLC that was secured by approximately 159 acres of land and a winery facility was paid in full on October 11, 2016.

(4) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by approximately 12 acres of land located in Queen Creek, Arizona. The note requires accrued interest and principal to be paid at maturity.

(5) The Company's first mortgage loan agreement with HighMark Land, LLC is secured by approximately 20 acres of land located in Lincoln, California. The note requires accrued interest and principal to be paid at maturity.

(6) The Company's first mortgage loan agreement with Miramesa Star LLC, is secured by a theatre development project on approximately seven acres of land located in Cypress, Texas. The note requires monthly interest payments and matures the earlier of the date of substantial completion or October 19, 2018.

(7) The Company’s mortgage loan agreements with SVVI, LLC (SVVI) are secured by one waterpark and adjacent land in Kansas City, Kansas as well as two other waterparks located in New Braunfels and South Padre Island, Texas. The mortgage notes have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $9.0 million at any time ranks superior to the Company’s collateral position. The note accrues monthly interest payments and SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. Monthly interest payments are transferred to the Company from this debt service reserve. The mortgage loan agreements also contain certain participating interest and note pay-down provisions. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.8 million, $1.5 million and $1.4 million of participating interest income, respectively. SVVI is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable. On October 13, 2015, the Company received a partial pay-down of $45.0 million.

(8) The Company's first mortgage loan agreement with Imagine Schools Non-Profit, Inc. and affiliates (Imagine) is secured by 11 charter school properties located in Georgia, Indiana, Ohio, South Carolina, and Pennsylvania. This note requires monthly principal and interest payments of $608 thousand and additional principal pay downs if certain events occur including property sales. See Note 6 for further discussion.

(9) The Company's first mortgage loan agreement with Genesis Health Clubs of Omaha, Sports West LLC, is secured by a health club facility located in Omaha, Nebraska. This note requires monthly interest payments.

(10) The Company's first mortgage loan agreement with Montparnasse 56 USA is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note requires monthly interest payments. On December 22, 2016, the Company entered into an amendment to the loan agreement with the borrower which eliminated the full prepayment option with penalty in 2017 per the original agreement and replaced it with partial prepayment options in 2017 and 2027 with penalty. The amended note bears interest at 9.25% beginning July 1, 2017.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

(15) The Company's first mortgage loan agreement with 169 Jenks is secured by a public charter school property located in St. Paul, Minnesota. The note bears interest beginning at 8.50% which increases annually based on a formula of the rate multiplied by 1.025%. At December 31, 2016, the rate was 8.71%. The note requires monthly interest payments.

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

(17) The Company's first mortgage loan agreement with Peak Resorts, Inc. (Peak) is secured by one ski area located in Vermont. Mount Snow is approximately 588 acres and is located in both West Dover and Wilmington, Vermont. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December).  The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(18) The Company's first mortgage loan agreements with Peak are secured by four ski areas located in Ohio and Pennsylvania with a total of approximately 510 acres. The notes require monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(19) The Company's first mortgage loan agreement with Peak is secured by a ski area located in Chesterland, Ohio with approximately 135 acres. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(20) The Company's first mortgage loan agreement with Peak is secured by a ski area located in Hunter, New York with approximately 240 acres. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(21) The Company's first mortgage loan agreement with Topgolf USA Midvale, LLC is secured by a golf entertainment complex located in Midvale, Utah. On November 1, 2016, this note was amended and restated to change the maturity date to May 31, 2036. The note requires monthly interest payments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

(22) The Company's first mortgage loan agreement with Topgolf USA West Chester, LLC is secured by a golf entertainment complex located in West Chester, Ohio. The note requires monthly interest payments.

(23) The Company's first mortgage loan agreement with Friends of Millville Public Charter School is secured by a public charter school property located in Millville, New Jersey. The note requires monthly interest payments.

(24) The Company's first mortgage loan agreement with Friends of Vineland Public Charter School is secured by a public charter school property located in Vineland, New Jersey. The note requires monthly interest payments upon completion of construction.

(25) The Company's first mortgage loan agreements with Endeavor Schools are secured by 20 education facilities including both early education and private school properties located California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio and Texas. The notes bear interest beginning at 7.25% with increases every three years by a multiple of 1.0625 and require monthly interest payments. The notes contain prepayment provisions which allow the borrower to prepay with a premium based on a multiple of the remaining loan balance. In addition, the notes contain a loan to lease conversion option in which the borrower has the right to put the underlying real estate assets to the Company and become the tenant under a lease structure. Interest income on the notes is being recognized using the effective interest method without the fixed interest rate increases due to these prepayment and conversion options. Subsequent to December 31, 2016, the Company funded an additional $42.9 million for first mortgage loan agreements secured by eight early education and private school properties located in Minnesota and Ohio. These loan agreements have the same terms as the notes funded in 2016.

Principal payments and related accrued interest due on mortgage notes receivable subsequent to December 31, 2016 are as follows (in thousands):

Amount
Year:
2017	$5,084
2018	2,546
2019	163,874
2020	1,143
2021	71,569
Thereafter	369,762
Total	$613,978

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 12 public charter school properties as of December 31, 2016 and 21 public charter school properties as of December 31, 2015, with Imagine. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Total minimum lease payments receivable	$215,753	$439,646
Estimated unguaranteed residual value of leased assets	85,247	162,669
Less deferred income (1)	(198,302)	(411,435)
Investment in a direct financing lease, net	$102,698	$190,880

(1) Deferred income is net of $1.3 million and $1.4 million of initial direct costs at December 31, 2016 and 2015, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Additionally, the Company has determined that no allowance for losses on the investment in a direct financing lease was necessary at December 31, 2016 and 2015.

During 2014, the Company completed the sale of four public charter school properties located in Florida and previously leased to Imagine with a carrying value of $45.9 million. A gain of $0.2 million was recognized on this sale.

During 2015, the Company completed the sale of one public charter school property located in Pennsylvania and previously leased to Imagine with a carrying value of $4.7 million. There was no gain or loss recognized on this sale. Additionally, during 2015, the Company terminated a portion of its master lease with Imagine related to one public charter school property located in Ohio. The property was subsequently leased to another operator pursuant to a long-term triple net lease agreement that is classified as an operating lease. There was no gain or loss recognized on this lease termination.

During 2016, the Company completed the sale of nine public charter school properties previously leased to Imagine as part of a master lease. Seven of these schools were sold to Imagine and two were sold to third parties. These properties are located in Georgia, Indiana, Ohio, Missouri and South Carolina and had a total net carrying value of $91.3 million when sold. The Company received net cash proceeds totaling $21.0 million (a portion of which was funded through the liquidation of the letter of credit and escrow reserve previously provided by Imagine pursuant to the master lease) and a mortgage note receivable from Imagine for $70.3 million. The note is secured by 11 public charter schools as of December 31, 2016. See Note 5 for more detail on this mortgage note receivable. There were no gains or losses recognized on these sales. As of December 31, 2016, 12 schools operated by Imagine remain subject to the master lease.

The Company’s direct financing lease has expiration dates ranging from approximately 15 to 18 years. Future minimum rentals receivable on this direct financing lease at December 31, 2016 are as follows (in thousands):

Amount
Year:
2017	$10,856
2018	11,182
2019	11,518
2020	11,863
2021	12,219
Thereafter	158,115
Total	$215,753

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

7. Debt

Debt at December 31, 2016 and 2015 consists of the following (in thousands):

		2016	2015
(1)	Mortgage note payable, 7.37%, paid in full on February 18, 2016	$—	$4,813
(2)	Note payable, 2.50%, paid in full on April 21, 2016	—	1,850
(3)	Mortgage notes payable, 6.37%, paid in full on May 2, 2016	—	24,754
(4)	Mortgage notes payable, 6.02%, paid in full on August 8, 2016	—	16,738
(5)	Mortgage notes payable, 6.10%, paid in full on September 1, 2016	—	22,235
(6)	Mortgage note payable, 6.06%, due March 1, 2017	8,615	9,381
(7)	Mortgage note payable, 6.07%, due April 6, 2017	9,331	9,667
(8)	Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	30,486	31,603
(9)	Mortgage notes payable, 4.00%, due July 6, 2017	88,629	93,616
(10)	Mortgage note payable, 5.29%, due July 8, 2017	3,298	3,455
(11)	Mortgage notes payable, 5.86% due August 1, 2017	22,139	22,931
(12)	Mortgage note payable, 6.19%, due February 1, 2018	12,452	13,171
(13)	Unsecured revolving variable rate credit facility, LIBOR + 1.25%, due April 24, 2019	—	196,000
(14)	Unsecured term loan payable, LIBOR + 1.40%, $300,000 fixed through interest rate swaps at a blended rate of 3.09% through April 5, 2019, due April 24, 2020	350,000	350,000
(15)	Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(16)	Senior unsecured notes payable, 5.75%, due August 15, 2022	350,000	350,000
(17)	Senior unsecured notes payable, 5.25%, due July 15, 2023	275,000	275,000
(18)	Senior unsecured notes payable, 4.35%, due August 22, 2024	148,000	—
(19)	Senior unsecured notes payable, 4.50%, due April 1, 2025	300,000	300,000
(20)	Senior unsecured notes payable, 4.56%, due August 22, 2026	192,000	—
(21)	Senior unsecured notes payable, 4.75%, due December 15, 2026	450,000	—
(22)	Bonds payable, variable rate, due October 1, 2037	24,995	24,995
	Less: deferred financing costs, net	(29,320)	(18,289)
	Total	$2,485,625	$1,981,920

(1) The Company’s mortgage note payable was prepaid in full on February 18, 2016 prior to its maturity date of July 15, 2018. The note was secured by one theatre property. In connection with this note payoff, the Company paid $472 thousand in additional costs included in costs associated with loan refinancing or payoff.

(2) The Company’s note payable was paid in full on April 21, 2016.

(3) The Company’s mortgage notes payable were paid in full on May 2, 2016 prior to their maturity date of June 1, 2016. This notes were secured by two theatre properties.

(4) The Company’s mortgage notes payable were paid in full on August 8, 2016 prior to their maturity date of October 6, 2016. The notes were secured by three theatre properties.

(5) The Company’s mortgage notes payable were paid in full on September 1, 2016 prior to their maturity date of October 1, 2016. The notes were secured by four theatre properties.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

(6) The Company’s mortgage note payable is secured by one theatre property, which had a net book value of approximately $8.2 million at December 31, 2016. The note had an initial balance of $11.6 million and the monthly payments are based on a 25-year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $8.6 million. On February 1, 2017, this loan was prepaid in full.

(7) The Company’s mortgage note payable is secured by one theatre property, which had a net book value of approximately $8.0 million at December 31, 2016. The note had an initial balance of $11.9 million and the monthly payments are based on a 30-year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million. On January 6, 2017, this loan was prepaid in full.

(8) The Company’s mortgage notes payable are secured by four theatre properties, which had a net book value of approximately $32.4 million at December 31, 2016. The notes had initial balances totaling $38.9 million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $247 thousand with a final principal payment at maturity totaling approximately $30.0 million. The weighted average interest rate on these notes is 5.85%.

(9) On April 21, 2014, the Company assumed a mortgage note payable of $90.3 million in conjunction with the acquisition of 11 theatre properties. The mortgage note was recorded at fair value upon acquisition which was estimated to be $99.6 million. The fair value of this mortgage note was determined by discounting the future cash flows of the mortgage note using an estimated acquisition date market rate of 4.00%. The mortgage note is secured by 11 theatre properties, which had a net book value of approximately $118.2 million at December 31, 2016. The monthly payments are based on a 10-year amortization schedule and the mortgage note requires monthly principal and interest payments of approximately $635 thousand with a final principal payment at maturity of approximately $85.1 million.

(10) On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated acquisition date market rate of 5.29%. The note is secured by one theatre property, which had a net book value of approximately $8.0 million at December 31, 2016. The monthly payments are based on a 25-year amortization schedule and the note requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million.

(11) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $24.8 million at December 31, 2016. The notes had initial balances totaling $28.0 million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $178 thousand with a final principal payment at maturity totaling approximately $21.7 million.

(12) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $18.9 million at December 31, 2016. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20-year amortization schedule. The note requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(13) The Company's unsecured revolving credit facility (the facility) bears interest at LIBOR plus 1.25%, which was 2.02% on December 31, 2016. Interest is payable monthly. On April 24, 2015, the Company amended, restated and combined its unsecured revolving credit and term loan facilities. The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increased the initial amount from $535.0 million to $650.0 million, (ii) extended the maturity date from July 23, 2017, to April 24, 2019 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lowered the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. In connection with the amendment, $243 thousand of deferred financing

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

costs (net of accumulated amortization) were written off during the year ended December 31, 2015. As of December 31, 2016, the Company had no outstanding balance under the facility and total availability under the revolving credit facility was $650.0 million. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion. The facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

(14) The Company's unsecured term loan payable bears interest at LIBOR plus 1.40%, which was 2.17% on December 31, 2016. Interest is payable monthly. On April 24, 2015, the Company amended, restated and combined its unsecured revolving credit and term loan facilities. The amendments to the unsecured term loan portion of the new facility, among other things, (i) increased the initial amount from $285.0 million to $350.0 million, (ii) extended the maturity date from July 23, 2018 to April 24, 2020 and (iii) lowered the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

(15) On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(16) On August 8, 2012, the Company issued $350.0 million in senior unsecured notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes were issued at 99.998% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(17) On June 18, 2013, the Company issued $275.0 million in senior unsecured notes due on July 15, 2023. The notes bear interest at 5.25%. Interest is payable on January 15 and July 15 of each year beginning on January 15, 2014 until the stated maturity date of July 15, 2023. The notes were issued at 99.546% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(18) On August 22, 2016, the Company issued $148.0 million of senior unsecured notes in a private placement transaction. The notes bear interest at an annual rate of 4.35% and are due August 22, 2024. The notes are guaranteed by the Company's subsidiaries that guarantee the Company's unsecured credit facilities and existing senior unsecured notes. The notes contain covenants similar to those found in the Company's unsecured revolving credit facility.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

(19) On March 16, 2015, the Company issued $300.0 million in aggregate principal amount of senior notes due on April 1, 2025 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on April 1 and October 1 of each year beginning on October 1, 2015 until the stated maturity date of April 1, 2025. The notes were issued at 99.638% of their face value and are unsecured and guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(20) On August 22, 2016, the Company issued $192.0 million of senior unsecured notes in a private placement transaction. The notes bear interest at an annual rate of 4.56% and are due August 22, 2026. The notes are guaranteed by the Company's subsidiaries that guarantee the Company's unsecured credit facilities and existing senior unsecured notes. The notes contain covenants similar to those found in the Company's unsecured revolving credit facility.

(21) On December 14, 2016, the Company issued $450.0 million in aggregate principal amount of senior notes due on December 14, 2026 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.75%. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2017, until the stated maturity date of December 15, 2026. The notes were issued at 98.429% of their face value and are unsecured and guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(22) The Company’s bonds payable due October 1, 2037 are secured by three theatres, which had a net book value of approximately $21.8 million at December 31, 2016, and bear interest at a variable rate which resets on a weekly basis and was 0.76% at December 31, 2016. The bonds requires monthly interest only payments with principal due at maturity.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2016.

Principal payments due on long-term debt obligations subsequent to December 31, 2016 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2017	$163,266
2018	11,684
2019	—
2020	600,000
2021	—
Thereafter	1,739,995
Less: deferred financing costs, net	(29,320)
Total	$2,485,625

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Interest on loans	$101,181	$92,140	$82,839
Amortization of deferred financing costs	4,787	4,588	4,248
Credit facility and letter of credit fees	1,873	1,759	1,735
Interest cost capitalized	(10,697)	(18,547)	(7,525)
Interest income	—	(25)	(27)
Interest expense, net	$97,144	$79,915	$81,270

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

Consolidated VIEs
As of December 31, 2016, the Company had invested approximately $8.0 million in one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at December 31, 2016 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At December 31, 2016, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $164.7 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note of $164.7 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company. For further discussion of this mortgage note, see Note 5.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $2.5 million and $5.7 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $35.9 million and $42.2 million recorded in “Other assets” in the consolidated balance sheet at December 31, 2016 and 2015, respectively. Had the Company elected to offset derivatives in the consolidated balance sheets, the Company would have had derivative assets of approximately $35.9 million and derivative assets of $42.2 million that would have been offset against the respective derivative liabilities of $2.5 million and liabilities of $5.7 million, resulting in a net derivative asset of $33.4 million and $36.5 million (with no derivative liability) at December 31, 2016 and 2015, respectively.  The Company has not posted or received collateral with its derivative counterparties as of December 31, 2016 and 2015. See Note 10 for disclosures relating to the fair value of the derivative instruments as of December 31, 2016 and 2015.

Risk Management Objective of Using Derivatives
The Company is exposed to the effect of changes in foreign currency exchange rates and interest rates on its LIBOR based borrowings. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

As of December 31, 2016, the Company had three interest rate swap agreements to fix the interest rate on $240.0 million of the unsecured term loan facility at 3.78% from January 5, 2016 to July 5, 2017.  Additionally as of December 31, 2016, the Company had two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2016, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ended December 31, 2016, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2016, the Company estimates that during the twelve months ending December 31, 2017, $2.8 million will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, the U.S. dollar, on its four Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the Canadian Dollar (CAD) to U.S. dollar exchange rate on its Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company's expected CAD denominated cash flow of the Canadian properties as their impact on the Company's cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At December 31, 2016, the Company’s cross-currency swaps had a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the Company estimates that during the twelve months ending December 31, 2017, $2.8 million will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. Additionally, on February 28, 2014, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of the Company’s CAD denominated net investment in these four properties through July 2018 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the years ended December 31, 2016, 2015 and 2014. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2016, 2015 and 2014:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2016, 2015 and 2014 (Dollars in thousands)

	Year Ended December 31,
Description	2016	2015	2014
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(2,044)	$(2,581)	$(2,458)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(5,235)	(2,004)	(1,833)
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative (Effective Portion)	(754)	5,380	3,560
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	2,663	2,396	698
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative (Effective Portion)	(2,804)	24,359	11,600
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—	—
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative (Effective Portion)	$(5,602)	$27,158	$12,702
Amount of (Expense) Gain Reclassified from AOCI into Earnings (Effective Portion)	(2,572)	392	(1,135)

(1)	Included in “Interest expense, net” in accompanying consolidated statements of income.

(2)	Included in “Other expense” or "Other income" in the accompanying consolidated statements of income.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

As of December 31, 2016, the fair value of the Company’s derivatives in a liability position related to these agreements was $2.5 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $448 thousand.

10. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurement guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016 and 2015 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2016:
Cross Currency Swaps*	$—	$4,158	$—	$4,158
Currency Forward Agreements*	$—	$31,782	$—	$31,782
Interest Rate Swap Agreements**	$—	$(2,482)	$—	$(2,482)
2015:
Cross Currency Swaps*	$—	$7,575	$—	$7,575
Currency Forward Agreements*	$—	$34,587	$—	$34,587
Interest Rate Swap Agreements**	$—	$(5,674)	$—	$(5,674)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no non-recurring measurements during the years ended December 31, 2016 and 2015.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2016 and 2015:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2016, the Company had a carrying value of $614.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.77%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 12.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $648.5 million with an estimated weighted average market rate of 8.48% at December 31, 2016.

At December 31, 2015, the Company had a carrying value of $423.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.36%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.50% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $415.7 million with an estimated weighted average market rate of 10.05% at December 31, 2015.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of December 31, 2016 and 2015 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2016 and 2015, the Company had an investment in a direct financing lease with a carrying value of $102.7 million and $190.9 million, respectively, and weighted average effective interest rate of 12.00%. At December 31, 2016 and 2015, the investment in direct financing lease bears interest at effective interest rates of 11.79% to 12.38% and 11.74% to 12.38%, respectively. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2016 and 2015.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2016 and 2015 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2016, the Company had a carrying value of $375.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 3.23%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2016.

At December 31, 2015, the Company had a carrying value of $571.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.65%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2015.

As described in Note 9, at December 31, 2016 and 2015, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At December 31, 2016, the Company had a carrying value of $2.14 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 5.27%. Discounting the future cash flows for fixed rate debt using December 31, 2016 market rates of 2.97% to 4.75%, management estimates the fair value of the fixed rate debt to be approximately $2.21 billion with an estimated weighted average market rate of 4.26% at December 31, 2016.

At December 31, 2015, the Company had a carrying value of $1.43 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 5.66%. Discounting the future cash flows for fixed rate debt using December 31, 2015 market rates of 3.33% to 4.94%, management estimates the fair value of the fixed rate debt to be approximately $1.55 billion with an estimated weighted average market rate of 4.28% at December 31, 2015.

11. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $3.84 and $3.63 per common share for the years ended December 31, 2016 and 2015, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2016 and 2015 are as follows:

	Cash Distributions Per Share
	2016	2015
Taxable ordinary income	$3.1659	$3.0674
Return of capital	0.2489	0.5451
Long-term capital gain (1)	0.4077	—
Totals	$3.8225	$3.6125

(1) Of the long-term capital gain at December 31, 2016, $0.1060 is unrecaptured section 1250 gain.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

During the year ended December 31, 2015, the Company issued an aggregate of 3,530,058 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $190.3 million.

During the year ended December 31, 2016, the Company issued an aggregate of 258,263 common shares under its DSPP for net proceeds of $16.9 million.

Subsequent to December 31, 2016, the Company issued an aggregate of 548,288 common shares under its DSPP for net proceeds of $40.8 million.

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2016, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3785 common shares per Series C preferred share, which is equivalent to a conversion price of $66.05 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, there were non-cash distributions associated with conversion adjustments of $0.4394 per Series C preferred share. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2016 and 2015 are as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	Cash Distributions per Share
	2016	2015
Taxable ordinary income	$1.2735	$1.4375
Return of capital	—	—
Long-term capital gain (1)	0.1640	—
Totals	$1.4375	$1.4375

(1) Of the long-term capital gain at December 31, 2016, $0.0426 is unrecaptured section 1250 gain.

	Non-cash Distributions per Share
	2016	2015
Taxable ordinary income	$0.2850	$—
Return of capital	0.1177	—
Long-term capital gain (2)	0.0367	—
Totals	$0.4394	$—

(2) Of the long-term capital gain at December 31, 2016, $0.0095 is unrecaptured section 1250 gain.

Series E Convertible Preferred Shares
The Company has outstanding 3.5 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2016, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4569 common shares per Series E preferred share, which is equivalent to a conversion price of $54.72 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2016 and 2015. For the year ended December 31, 2016, there were non-cash distributions associated with conversion adjustments of $0.2139 per Series E preferred share. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2016 and 2015 are as follows:

	Cash Distributions per Share
	2016	2015
Taxable ordinary income	$1.9933	$2.2500
Return of capital	—	—
Long-term capital gain (1)	0.2567	—
Totals	$2.2500	$2.2500

(1) Of the long-term capital gain at December 31, 2016, $0.0668 is unrecaptured section 1250 gain.

	Non-cash Distributions per Share
	2016	2015
Taxable ordinary income	$0.0883	$—
Return of capital	0.1142	—
Long-term capital gain (2)	0.0114	—
Totals	$0.2139	$—

(2) Of the long-term capital gain at December 31, 2016, $0.0030 is unrecaptured section 1250 gain.

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

The Board of Trustees declared cash dividends totaling $1.65625 per Series F preferred share for the years ended December 31, 2016 and 2015. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series F preferred share for the years ended December 31, 2016 and 2015 are as follows:

	Cash Distributions per Share
	2016	2015
Taxable ordinary income	$1.4673	$1.6563
Return of capital	—	—
Long-term capital gain (1)	0.1889	—
Totals	$1.6562	$1.6563

(1) Of the long-term capital gain at December 31, 2016, $0.04914 is unrecaptured section 1250 gain.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands except per share information):

	Year Ended December 31, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$224,982
Less: preferred dividend requirements	(23,806)
Net income available to common shareholders	$201,176	63,381	$3.17
Diluted EPS:
Net income available to common shareholders	$201,176	63,381
Effect of dilutive securities:
Share options	—	93
Net income available to common shareholders	$201,176	63,474	$3.17

	Year Ended December 31, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$194,333
Less: preferred dividend requirements	(23,806)
Income from continuing operations available to common shareholders	$170,527	58,138	$2.93
Income from discontinued operations available to common shareholders	$199	58,138	$0.01
Net income available to common shareholders	$170,726	58,138	$2.94
Diluted EPS:
Income from continuing operations available to common shareholders	$170,527	58,138
Effect of dilutive securities:
Share options	—	190
Income from continuing operations available to common shareholders	$170,527	58,328	$2.92
Income from discontinued operations available to common shareholders	$199	58,328	$0.01
Net income available to common shareholders	$170,726	58,328	$2.93

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	Year Ended December 31, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$175,752
Less: preferred dividend requirements and redemption costs	(23,807)
Income from continuing operations available to common shareholders	$151,945	54,244	$2.80
Loss from discontinued operations available to common shareholders	$3,881	54,244	$0.07
Net income available to common shareholders	$155,826	54,244	$2.87
Diluted EPS:
Income from continuing operations available to common shareholders	$151,945	54,244
Effect of dilutive securities:
Share options	—	200
Income from continuing operations available to common shareholders	$151,945	54,444	$2.79
Loss from discontinued operations available to common shareholders	$3,881	54,444	$0.07
Net income available to common shareholders	$155,826	54,444	$2.86

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2016, 2015 and 2014. However, options to purchase 72 thousand, 236 thousand and 338 thousand shares of common shares at per share prices of $61.79, ranging from $51.64 to $65.50 and ranging from $46.86 to $65.50, were outstanding at the end of 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2016, there were 1,950,000 shares available for grant under the 2016 Equity Incentive Plan.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85
Exercised	(35,963)	32.50	—	52.72	42.63
Granted	172,178	51.64	—	51.64	51.64
Forfeited	(26,666)	45.20	—	51.64	50.11
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48
Exercised	(476,400)	18.18	—	61.53	37.42
Granted	121,546	61.79	—	61.79	61.79
Forfeited	(79,055)	45.20	—	65.50	63.88
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42
Exercised	(230,319)	19.41	—	65.50	44.05
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93

The weighted average fair value of options granted was $16.35 and $13.87 during 2015 and 2014, respectively. There were no options granted during 2016. The intrinsic value of stock options exercised was $5.2 million, $7.3 million, and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, the Company repurchased 173,191 shares into treasury shares in conjunction with the stock options exercised during the year ended December 31, 2016 with a total value of $11.6 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $2.5 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statement of income), and $1.4 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.9% and 2.2% in 2015 and 2014, respectively, dividend yield of 5.9% and 6.4% in 2015 and 2014, respectively, volatility factors in the expected market price of the Company’s common shares of 48.0% and 50.3% in 2015 and 2014, respectively, 0.78% and 0.28% expected forfeiture rates for 2015 and 2014, and an expected life of approximately six years for 2015 and 2014. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2016, stock-option expense to be recognized in future periods was as follows (in thousands):

Amount
Year:
2017	$692
2018	287
2019	—
2020	—
Total	$979

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The following table summarizes outstanding options at December 31, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.4
20.00 - 29.99	—	—
30.00 - 39.99	1,428	3.0
40.00 - 49.99	96,122	4.7
50.00 - 59.99	84,934	6.6
60.00 - 61.79	92,405	7.6
	285,986	6.1	$51.93	$5,673
The following table summarizes exercisable options at December 31, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.4
20.00 - 29.99	—	—
30.00 - 39.99	1,428	3.0
40.00 - 49.99	81,842	4.5
50.00 - 59.99	32,793	6.1
60.00 - 61.79	26,420	6.3
	153,580	5.0	$48.17	$3,625

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2015	390,441	$54.84
Granted	300,752	61.53
Vested	(156,876)	52.74
Outstanding at December 31, 2016	534,317	$59.22	1.01
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $9.2 million, $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statement of income), and $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, unamortized share-based compensation expense related to nonvested shares was $16.2 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2017	$7,602
2018	5,806
2019	2,814
Total	$16,222

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2015	18,036	$57.57
Granted	15,805	70.93
Vested	(18,036)	57.57
Outstanding at December 31, 2016	15,805	$70.93	0.36
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2016, unamortized share-based compensation expense related to restricted share units was $374 thousand which will be recognized in 2017.

15. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 33 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2016 are as follows (in thousands):

Amount
Year:
2017	$398,938
2018	382,923
2019	360,745
2020	340,521
2021	326,276
Thereafter	2,989,155
Total	$4,798,558
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $681 thousand, $556 thousand and $521 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2016 are as follows (in thousands):

Amount
Year:
2017	$856
2018	856
2019	856
2020	856
2021	884
Thereafter	4,592
Total	$8,900

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

16. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2016:
Total revenue	$118,768	$118,033	$125,610	$130,831
Net income attributable to EPR Properties	54,180	55,135	57,526	58,141
Net income available to common shareholders of EPR Properties	48,228	49,183	51,575	52,190
Basic net income per common share	0.77	0.77	0.81	0.82
Diluted net income per common share	0.77	0.77	0.81	0.82

	March 31	June 30	September 30	December 31
2015:
Total revenue	$99,436	$101,258	$108,335	$111,988
Net income attributable to EPR Properties	42,821	48,766	50,195	52,750
Net income available to common shareholders of EPR Properties	36,869	42,814	44,244	46,799
Basic net income per common share	0.65	0.75	0.76	0.78
Diluted net income per common share	0.64	0.75	0.76	0.78

17. Discontinued Operations

Included in discontinued operations for the year ended December 31, 2015 were certain post-closing items related to the Toronto Dundas Square property. Included in discontinued operations for the year ended December 31, 2014 is the reversal of liabilities totaling $3.9 million that related to the acquisition of Toronto Dundas Square. These liabilities were reversed as the related payments are not expected to occur. There were no discontinued operations for the year ended December 31, 2016.

The operating results relating to discontinued operations are as follows (in thousands):

	Year ended December 31,
	2015	2014
Rental revenue	$—	$3
Tenant reimbursements	68	—
Other income	172	—
Total revenue	240	3
Property operating expense (income)	12	(484)
Other expense (income)	—	(18)
Transaction costs (benefit)	—	(3,376)
Income before income taxes	228	3,881
Income tax expense	29	—
Net income	$199	$3,881

18. Other Commitments and Contingencies

As of December 31, 2016, the Company had an aggregate of approximately $313.7 million of commitments to fund development projects including 20 entertainment development projects for which it has commitments to fund approximately $82.3 million, 20 education development projects for which it has commitments to fund approximately

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

$126.1 million, and seven recreation development projects for which it has commitments to fund approximately $105.3 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of December 31, 2016, the Company had a commitment to fund approximately $155.0 million over the next three years, of which $1.7 million has been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of this project's common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs and expects to receive an additional $44.9 million of reimbursements over the balance of the construction period. As future costs are incurred, they will be classified in accounts receivable until reimbursement is received. Construction of infrastructure improvements is expected to be completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2016, the Company had four mortgage notes receivable with commitments totaling approximately $14.2 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 2.88% to 4.00% over the 30 year terms of the related bonds. The Company has recorded $10.6 million as a deferred asset included in other assets and $10.6 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2016. the Company had six surety bonds outstanding totaling $24.3 million.

During the year ended December 31, 2016, the Company posted two letters of credit totaling $5.0 million in connection with a performance guarantee to complete certain site improvements at two theatres. The letters of credit expire on June 1, 2018.

Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Adelaar resort property (the Cappelli Group), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and the Company's relationship with the Empire Resorts, Inc. and certain of its subsidiaries. This litigation involves three separate cases filed in state and federal court. Two of the cases, a state and the federal case, are closed and resulted in no liability by the Company.

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached an agreement (the Casino Development Agreement), dated June 18, 2010. The Company moved to dismiss the complaint in the Westchester Action based on a decision issued by the Sullivan County Supreme Court (one of the two closed cases discussed above) on June 30, 2014, as affirmed by the Appellate Division, Third Department (the Sullivan Action). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan Action. On February 18, 2016, the Cappelli Group filed an amended

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

complaint asserting a single cause of action for breach of the covenant of good faith and fair dealing based upon allegations the Company had interfered with plaintiffs’ ability to obtain financing which complied with the Casino Development Agreement. On March 23, 2016, the Company filed a motion to dismiss the Cappelli Group’s revised amended complaint. On January 5, 2017, the Westchester County Supreme Court denied the Company’s second motion to dismiss. Discovery is ongoing.

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

On November 2, 2016, the Company and Ski Resort Holdings LLC (SRH), an entity owned by funds affiliated with Och-Ziff Real Estate, entered into a Purchase and Sale Agreement with CNL Lifestyle Properties, Inc. (CNL), CLP Partners, LP, CNL's operating partnership, and certain CNL subsidiaries. The agreement provides for the Company's acquisition of the Northstar California Ski Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456.0 million. Additionally, the Company has agreed to provide approximately $244.0 million of five-year secured debt financing to SRH for the purchase of 14 CNL ski properties valued at approximately $374.0 million. This debt financing will be secured by mortgages on all of the assets being acquired by SRH.

The Company's aggregate investment in this transaction is projected to be valued at approximately $700.0 million and is expected to be funded with approximately $647.0 million of the Company's common shares and $53.0 million of cash before pro-rations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to SRH. The Company expects to borrow an estimated $62.0 million (the estimated $53.0 million cash purchase price plus an estimated $9.0 million in transaction costs) under its unsecured revolving credit facility at closing. Additionally, the Company has also agreed to fund 65% of pre-approved, future property improvements with such advances capped at $52.0 million. All SRH financing will bear interest at 8.5%.

The Company's common share consideration is subject to a two-way collar between $68.25 and $82.63 per share. If the Company's volume weighted average share price over the ten trading days ending on the second trading day prior to close (the Average EPR Share Price) increases between the signing of the agreement and the closing, CNL will receive fewer shares until the Average EPR Share Price reaches $82.63, at which point the number of shares will be fixed at approximately 7.8 million. Conversely, if the Company's share price decreases between signing and closing, CNL will receive more shares until the Average EPR Share Price reaches $68.25, at which point the number of shares will be fixed at approximately 9.5 million. Post-transaction, CNL will own between approximately 11% and 13% of the Company's pro forma common shares outstanding before distributing the shares to the CNL stockholders (based upon the Company's issued and outstanding common shares as of December 31, 2016).

The CNL transaction is subject to customary closing conditions, including the approval of the transaction by stockholders holding a majority of the outstanding shares of common stock of CNL and various third party consents and governmental permits. It is anticipated that this transaction will close in the second quarter of 2017; however, there can be no assurances as to the actual closing or the timing of the closing.

In addition, the Company and SRH, on a joint and several basis, will be required to pay a reverse termination fee of $60.0 million plus reimbursement of expenses incurred after June 10, 2016 (up to $10.0 million) to CNL if the Purchase and Sale Agreement is terminated because the Company and SRH fail to close the transaction as required under the agreement after the conditions to the obligations to close have been satisfied or waived.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

19. Segment Information

The Company has four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of December 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,168,669	$1,308,288	$1,120,498	$202,394	$65,173	$4,865,022

	As of December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,006,926	$1,013,930	$935,266	$203,757	$57,391	$4,217,270

Operating Data:
	For the Year Ended December 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$250,659	$77,768	$62,527	$8,635	$—	$399,589
Tenant reimbursements	15,588	7	—	—	—	15,595
Other income	249	1,648	4,482	—	2,660	9,039
Mortgage and other financing income	6,187	32,539	30,190	103	—	69,019
Total revenue	272,683	111,962	97,199	8,738	2,660	493,242

Property operating expense	21,303	—	8	662	629	22,602
Other expense	—	—	—	5	—	5
Total investment expenses	21,303	—	8	667	629	22,607
Net operating income - before unallocated items	251,380	111,962	97,191	8,071	2,031	470,635

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(37,543)
Costs associated with loan refinancing or payoff						(905)
Interest expense, net						(97,144)
Transaction costs						(7,869)
Depreciation and amortization						(107,573)
Equity in income from joint ventures						619
Gain on sale of real estate						5,315
Income tax expense						(553)
Net income attributable to EPR Properties						224,982
Preferred dividend requirements						(23,806)
Net income available to common shareholders of EPR Properties						$201,176

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	For the Year Ended December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$238,896	$51,439	$40,551	$—	$—	$330,886
Tenant reimbursements	16,343	—	—	(23)	—	16,320
Other income	512	—	—	119	2,998	3,629
Mortgage and other financing income	7,127	30,622	32,080	353	—	70,182
Total revenue	262,878	82,061	72,631	449	2,998	421,017

Property operating expense	23,120	—	—	313	—	23,433
Other expense	—	—	—	648	—	648
Total investment expenses	23,120	—	—	961	—	24,081
Net operating income - before unallocated items	239,758	82,061	72,631	(512)	2,998	396,936

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(31,021)
Retirement severance expense						(18,578)
Costs associated with loan refinancing or payoff						(270)
Interest expense, net						(79,915)
Transaction costs						(7,518)
Depreciation and amortization						(89,617)
Equity in income from joint ventures						969
Gain on sale of real estate						23,829
Income tax expense						(482)
Discontinued operations:
Income from discontinued operations						199
Net income attributable to EPR Properties						194,532
Preferred dividend requirements						(23,806)
Net income available to common shareholders of EPR Properties						$170,726

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	For the Year Ended December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$237,429	$27,874	$20,368	$1,002	$—	$286,673
Tenant reimbursements	17,640	—	—	23	—	17,663
Other income (loss)	(6)	—	—	315	700	1,009
Mortgage and other financing income	7,056	31,488	40,775	387	—	79,706
Total revenue	262,119	59,362	61,143	1,727	700	385,051

Property operating expense	24,143	—	—	754	—	24,897
Other expense	—	—	—	771	—	771
Total investment expenses	24,143	—	—	1,525	—	25,668
Net operating income - before unallocated items	237,976	59,362	61,143	202	700	359,383

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(27,566)
Costs associated with loan refinancing or payoff						(301)
Interest expense, net						(81,270)
Transaction costs						(2,452)
Provision for loan losses						(3,777)
Depreciation and amortization						(66,739)
Equity in income from joint ventures						1,273
Gain on sale of real estate						1,209
Gain on sale of investment in a direct financing lease						220
Income tax expense						(4,228)
Discontinued operations:
Income from discontinued operations						505
Transaction (costs) benefit						3,376
Net income attributable to EPR Properties						179,633
Preferred dividend requirements						(23,807)
Net income available to common shareholders of EPR Properties						$155,826

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

20. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured credit facilities and existing senior unsecured notes. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 (in thousands):
Condensed Consolidating Balance Sheet As of December 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,164,622	$431,140	$—	$3,595,762
Land held for development	—	1,258	21,272	—	22,530
Property under development	1,010	247,239	48,861	—	297,110
Mortgage notes and related accrued interest receivable, net	—	612,141	1,837	—	613,978
Investment in a direct financing lease, net	—	102,698	—	—	102,698
Investment in joint ventures	—	—	5,972	—	5,972
Cash and cash equivalents	16,586	1,157	1,592	—	19,335
Restricted cash	365	8,352	1,027	—	9,744
Accounts receivable, net	556	89,145	9,238	—	98,939
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	4,521,095	—	—	(4,521,095)	—
Other assets	21,768	23,068	54,118	—	98,954
Total assets	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$63,431	$52,061	$4,266	$—	$119,758
Dividends payable	26,318	—	—	—	26,318
Unearned rents and interest	—	46,647	773	—	47,420
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,285,730	—	199,895	—	2,485,625
Total liabilities	2,375,479	98,708	384,523	(179,589)	2,679,121
Equity	2,185,901	4,330,561	190,534	(4,521,095)	2,185,901
Total liabilities and equity	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Balance Sheet As of December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,590,158	$435,041	$—	$3,025,199
Land held for development	—	1,258	22,352	—	23,610
Property under development	—	324,360	54,560	—	378,920
Mortgage notes and related accrued interest receivable, net	—	400,935	22,845	—	423,780
Investment in a direct financing lease, net	—	190,880	—	—	190,880
Investment in joint ventures	—	—	6,168	—	6,168
Cash and cash equivalents	1,089	1,289	1,905	—	4,283
Restricted cash	475	9,059	1,044	—	10,578
Accounts receivable, net	285	49,237	9,579	—	59,101
Intercompany notes receivable	—	177,526	—	(177,526)	—
Investments in subsidiaries	3,825,897	—	—	(3,825,897)	—
Other assets	23,053	10,589	61,109	—	94,751
Total assets	$3,850,799	$3,755,291	$614,603	$(4,003,423)	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,671	$39,228	$3,279	$—	$92,178
Dividends payable	24,352	—	—	—	24,352
Unearned rents and interest	—	44,012	940	—	44,952
Intercompany notes payable	—	—	177,526	(177,526)	—
Debt	1,702,908	63,682	215,330	—	1,981,920
Total liabilities	1,776,931	146,922	397,075	(177,526)	2,143,402
Equity	$2,073,868	$3,608,369	$217,528	$(3,825,897)	$2,073,868
Total liabilities and equity	$3,850,799	$3,755,291	$614,603	$(4,003,423)	$4,217,270

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Statement of Income For the Year Ended December 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$345,945	$53,644	$—	$399,589
Tenant reimbursements	—	5,455	10,140	—	15,595
Other income	—	6,168	2,871	—	9,039
Mortgage and other financing income	942	64,231	3,846	—	69,019
Intercompany fee income	2,684	—	—	(2,684)	—
Interest income on intercompany notes receivable	—	9,700	—	(9,700)	—
Total revenue	3,626	431,499	70,501	(12,384)	493,242
Equity in subsidiaries’ earnings	328,328	—	—	(328,328)	—
Property operating expense	—	10,905	11,697	—	22,602
Intercompany fee expense	—	—	2,684	(2,684)	—
Other expense	—	—	5	—	5
General and administrative expense	—	32,250	5,293	—	37,543
Costs associated with loan refinancing or payoff	—	353	552	—	905
Interest expense, net	96,239	(8,189)	9,094	—	97,144
Interest expense on intercompany notes payable	—	—	9,700	(9,700)	—
Transaction costs	7,766	—	103	—	7,869
Depreciation and amortization	1,504	92,310	13,759	—	107,573
Income before equity in income from joint ventures and other items	226,445	303,870	17,614	(328,328)	219,601
Equity in income from joint ventures	—	—	619	—	619
Gain on sale of real estate	—	5,315	—	—	5,315
Income before income taxes	226,445	309,185	18,233	(328,328)	225,535
Income tax benefit (expense)	(1,463)	—	910	—	(553)
Net income attributable to EPR Properties	224,982	309,185	19,143	(328,328)	224,982
Preferred dividend requirements	(23,806)	—	—	—	(23,806)
Net income available to common shareholders of EPR Properties	$201,176	$309,185	$19,143	$(328,328)	$201,176
Comprehensive income attributable to EPR Properties	$227,094	$309,185	$18,063	$(327,248)	$227,094

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Statement of Income For the Year Ended December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$275,105	$55,781	$—	$330,886
Tenant reimbursements	—	5,243	11,077	—	16,320
Other income	—	3	3,626	—	3,629
Mortgage and other financing income	848	61,900	7,434	—	70,182
Intercompany fee income	2,717	—	—	(2,717)	—
Interest income on intercompany notes receivable	111	9,787	—	(9,898)	—
Total revenue	3,676	352,038	77,918	(12,615)	421,017
Equity in subsidiaries’ earnings	298,657	—	—	(298,657)	—
Property operating expense	—	11,280	12,153	—	23,433
Intercompany fee expense	—	—	2,717	(2,717)	—
Other expense	—	—	648	—	648
General and administrative expense	—	25,315	5,706	—	31,021
Retirement severance expense	18,578	—	—	—	18,578
Costs associated with loan refinancing or payoff	243	27	—	—	270
Interest expense, net	78,217	(8,115)	9,813	—	79,915
Interest expense on intercompany notes payable	—	—	9,898	(9,898)	—
Transaction costs	7,182	—	336	—	7,518
Depreciation and amortization	1,629	74,430	13,558	—	89,617
Income before equity in income from joint ventures and other items	196,484	249,101	23,089	(298,657)	170,017
Equity in income from joint ventures	—	—	969	—	969
Gain on sale of real estate	—	23,653	176	—	23,829
Income before income taxes	196,484	272,754	24,234	(298,657)	194,815
Income tax benefit (expense)	(1,952)	—	1,470	—	(482)
Income from continuing operations	194,532	272,754	25,704	(298,657)	194,333
Discontinued operations:
Income from discontinued operations	—	199	—	—	199
Net income attributable to EPR Properties	194,532	272,953	25,704	(298,657)	194,532
Preferred dividend requirements	(23,806)	—	—	—	(23,806)
Net income available to common shareholders of EPR Properties	$170,726	$272,953	$25,704	$(298,657)	$170,726
Comprehensive income attributable to EPR Properties	$187,588	$272,730	$19,559	$(292,289)	$187,588

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Statement of Income For the Year Ended December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$228,847	$57,826	$—	$286,673
Tenant reimbursements	—	5,103	12,560	—	17,663
Other income	—	1	1,008	—	1,009
Mortgage and other financing income	765	71,535	7,406	—	79,706
Intercompany fee income	3,124	—	—	(3,124)	—
Interest income on intercompany notes receivable	—	—	23,509	(23,509)	—
Total revenue	3,889	305,486	102,309	(26,633)	385,051
Equity in subsidiaries’ earnings	241,921	—	—	(241,921)	—
Property operating expense	—	11,422	13,475	—	24,897
Intercompany fee expense	—	—	3,124	(3,124)	—
Other expense	—	—	771	—	771
General and administrative expense	—	20,545	7,021	—	27,566
Costs associated with loan refinancing or payoff	—	285	16	—	301
Interest expense, net	63,056	9,132	9,082	—	81,270
Interest expense on intercompany notes payable	—	—	23,509	(23,509)	—
Transaction costs	1,319	54	1,079	—	2,452
Provision for loan losses	—	—	3,777	—	3,777
Depreciation and amortization	1,224	51,271	14,244	—	66,739
Income before equity in income from joint ventures and other items	180,211	212,777	26,211	(241,921)	177,278
Equity in income from joint ventures	—	—	1,273	—	1,273
Gain on sale of real estate	—	—	1,209	—	1,209
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	$180,211	$212,997	$28,693	$(241,921)	$179,980
Income tax expense	(578)	—	(3,650)	—	(4,228)
Income from continuing operations	179,633	212,997	25,043	(241,921)	175,752
Discontinued operations:
Income from discontinued operations	—	487	18	—	505
Transaction (costs) benefit	—	3,376	—	—	3,376
Net income attributable to EPR Properties	179,633	216,860	25,061	(241,921)	179,633
Preferred dividend requirements	(23,807)	—	—	—	(23,807)
Net income available to common shareholders of EPR Properties	$155,826	$216,860	$25,061	$(241,921)	$155,826
Comprehensive income attributable to EPR Properties	$175,006	$217,000	$20,919	$(237,919)	$175,006

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,684	$—	$(2,684)	$—
Interest income (expense) on intercompany receivable/payable	—	9,700	(9,700)	—
Net cash (used) provided by other operating activities	(79,945)	338,267	47,880	306,202
Net cash (used) provided by operating activities	(77,261)	347,967	35,496	306,202
Investing activities:
Acquisition of and investments in rental properties and other assets	(357)	(216,245)	(2,567)	(219,169)
Proceeds from sale of real estate	—	22,383	1,477	23,860
Investment in mortgage notes receivable	—	(190,922)	(1,617)	(192,539)
Proceeds from mortgage note receivable paydown	—	50,252	21,820	72,072
Investment in promissory notes receivable	—	(1,546)	—	(1,546)
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462	—	43,462
Proceeds from insurance recovery	—	4,209	401	4,610
Proceeds from sale of investment in a direct financing lease, net	—	20,951	—	20,951
Additions to property under development	(1,010)	(399,452)	(13,386)	(413,848)
Investment in intercompany notes payable	—	(2,063)	2,063	—
Advances to subsidiaries, net	(356,784)	384,599	(27,815)	—
Net cash used by investing activities	(358,151)	(284,372)	(19,624)	(662,147)
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	1,380,000	—	—	1,380,000
Principal payments on debt	(786,000)	(63,727)	(15,539)	(865,266)
Deferred financing fees paid	(14,358)	—	(27)	(14,385)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(482)	(482)
Net proceeds from issuance of common shares	142,628	—	—	142,628
Impact of stock option exercises, net	(1,488)	—	—	(1,488)
Purchase of common shares for treasury for vesting	(4,211)	—	—	(4,211)
Dividends paid to shareholders	(265,662)	—	—	(265,662)
Net cash provided (used) by financing activities	450,909	(63,727)	(16,048)	371,134
Effect of exchange rate changes on cash	—	—	(137)	(137)
Net increase (decrease) in cash and cash equivalents	15,497	(132)	(313)	15,052
Cash and cash equivalents at beginning of the period	1,089	1,289	1,905	4,283
Cash and cash equivalents at end of the period	$16,586	$1,157	$1,592	$19,335

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,717	$—	$(2,717)	$—
Interest income (expense) on intercompany receivable/payable	111	9,787	(9,898)	—
Net cash (used) provided by other operating activities	(91,731)	324,760	44,923	277,952
Net cash (used) provided by operating activities of continuing operations	(88,903)	334,547	32,308	277,952
Net cash provided by operating activities of discontinued operations	—	508	—	508
Net cash (used) provided by operating activities	(88,903)	335,055	32,308	278,460
Investing activities:
Acquisition of rental properties and other assets	(618)	(178,964)	(238)	(179,820)
Proceeds from sale of real estate	—	45,637	1,081	46,718
Investment in mortgage note receivable	—	(27,835)	(44,863)	(72,698)
Proceeds from mortgage note receivable paydown	—	38,456	2,500	40,956
Proceeds from sale of investment in a direct financing lease, net	—	4,741	—	4,741
Additions to property under development	(112)	(404,289)	(4,035)	(408,436)
Investment in intercompany notes payable	—	(1,769)	1,769	—
Advances to subsidiaries, net	(406,389)	386,222	20,167	—
Net cash used in investing activities	(407,119)	(137,801)	(23,619)	(568,539)
Financing activities:
Proceeds from debt facilities	701,914	155,000	—	856,914
Principal payments on debt	(142,000)	(353,024)	(8,290)	(503,314)
Deferred financing fees paid	(7,038)	(9)	—	(7,047)
Net proceeds from issuance of common shares	190,158	—	—	190,158
Impact of stock option exercises, net	(3,394)	—	—	(3,394)
Purchase of common shares for treasury	(8,222)	—	—	(8,222)
Dividends paid to shareholders	(233,073)	—	—	(233,073)
Net cash provided (used) by financing activities	498,345	(198,033)	(8,290)	292,022
Effect of exchange rate changes on cash	—	(6)	(990)	(996)
Net increase (decrease) in cash and cash equivalents	2,323	(785)	(591)	947
Cash and cash equivalents at beginning of the period	(1,234)	2,074	2,496	3,336
Cash and cash equivalents at end of the period	$1,089	$1,289	$1,905	$4,283

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$3,124	$—	$(3,124)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash (used) provided by other operating activities	(60,684)	262,860	47,976	250,152
Net cash (used) provided by operating activities of continuing operations	(57,560)	262,860	44,852	250,152
Net cash provided by operating activities of discontinued operations	—	47	96	143
Net cash (used) provided by operating activities	(57,560)	262,907	44,948	250,295
Investing activities:
Acquisition of rental properties and other assets	(438)	(58,918)	(25,849)	(85,205)
Proceeds from sale of real estate	—	—	12,055	12,055
Proceeds from settlement of derivative	—	—	5,725	5,725
Investment in mortgage notes receivable	—	(26,716)	(67,161)	(93,877)
Proceeds from mortgage note receivable paydown	—	52,834	23,422	76,256
Investment in promissory notes receivable	—	(721)	(3,666)	(4,387)
Proceeds from promissory note receivable paydown	—	—	1,750	1,750
Proceeds from sale of investment in a direct financing lease, net	—	46,092	—	46,092
Additions to property under development	(821)	(325,624)	(8,190)	(334,635)
Advances to subsidiaries, net	(16,206)	(7,078)	23,284	—
Net cash used by investing activities	(17,465)	(320,131)	(38,630)	(376,226)
Financing activities:
Proceeds from debt facilities	20,000	359,000	—	379,000
Principal payments on debt	—	(303,544)	(6,709)	(310,253)
Deferred financing fees paid	(337)	(279)	(198)	(814)
Costs associated with loan refinancing or payoff (cash portion)	—	(25)	—	(25)
Net proceeds from issuance of common shares	264,158	—	—	264,158
Impact of stock option exercises, net	50	—	—	50
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(207,637)	—	—	(207,637)
Net cash provided (used) by financing activities	73,342	55,152	(6,907)	121,587
Effect of exchange rate changes on cash	—	39	(317)	(278)
Net decrease in cash and cash equivalents	(1,683)	(2,033)	(906)	(4,622)
Cash and cash equivalents at beginning of the period	449	4,107	3,402	7,958
Cash and cash equivalents at end of the period	$(1,234)	$2,074	$2,496	$3,336

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2016

Description	Balance at December 31, 2015	Additions During 2016	Deductions During 2016	Balance at December 31, 2016
Reserve for Doubtful Accounts	$3,210,000	$—	$(2,339,000)	$871,000
Allowance for Loan Losses	—	—	—	—
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2014

Description	Balance at December 31, 2013	Additions During 2014	Deductions During 2014	Balance at December 31, 2014
Reserve for Doubtful Accounts	$2,989,000	$1,417,000	$(2,852,000)	$1,554,000
Allowance for Loan Losses	—	3,777,000	—	3,777,000
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Megaplex Theatres
Omaha, NE	—	5,215	16,700	59	5,215	16,759	21,974	(7,960)	11/97	40 years
Sugar Land, TX	14,513	—	19,100	67	—	19,167	19,167	(9,104)	11/97	40 years
San Antonio, TX	—	3,006	13,662	5,832	3,006	19,494	22,500	(6,976)	11/97	40 years
Columbus, OH	—	—	12,685	—	—	12,685	12,685	(5,867)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(7,413)	11/97	40 years
Ontario, CA	—	5,521	19,449	—	5,521	19,449	24,970	(8,995)	11/97	40 years
Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(9,267)	11/97	40 years
Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(6,399)	11/97	40 years
Leawood, KS	12,137	3,714	12,086	4,110	3,714	16,196	19,910	(5,981)	11/97	40 years
Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(10,202)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(13,212)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(9,991)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(11,586)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	3,845	6,771	13,744	20,515	(6,773)	08/98	40 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(2,803)	08/98	40 years
Davie, FL	—	2,000	13,000	8,512	2,000	21,512	23,512	(9,591)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(6,300)	12/98	40 years
Boise, ID	—	—	16,003	—	—	16,003	16,003	(7,201)	12/98	40 years
Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(8,096)	06/99	40 years
Cary, NC	—	3,352	11,653	155	3,352	11,808	15,160	(5,019)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(6,445)	06/99	40 years
San Diego, CA	—	7,500	17,750	—	7,500	17,750	25,250	(7,507)	02/00	40 years
Metairie, LA	—	—	11,740	—	—	11,740	11,740	(4,354)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(5,496)	03/02	40 years
Hammond, LA	—	2,404	6,780	(565)	1,839	6,780	8,619	(2,514)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(2,514)	03/02	40 years
Harvey, LA	—	4,378	12,330	(112)	4,266	12,330	16,596	(4,572)	03/02	40 years
Greenville, SC	—	1,660	7,570	206	1,660	7,776	9,436	(2,801)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(9,320)	06/02	40 years
Olathe, KS	—	4,000	15,935	3,014	4,000	18,949	22,949	(6,661)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(6,316)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(7,850)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(2,813)	12/02	40 years
Macon, GA	—	1,982	5,056	—	1,982	5,056	7,038	(1,738)	03/03	40 years
Lawrence, KS	3,772	1,500	3,526	2,017	1,500	5,543	7,043	(1,216)	06/03	40 years
Columbia, SC	—	1,000	10,534	(2,447)	1,000	8,087	9,087	(2,715)	11/03	40 years
Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Phoenix, AZ	—	4,276	15,934	—	4,276	15,934	20,210	(5,079)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	—	4,869	18,143	23,012	(5,783)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(5,310)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(3,470)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(3,219)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(3,861)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(2,745)	12/04	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
D'Iberville, MS	8,615	2,001	8,043	1,239	808	10,475	11,283	(3,043)	12/04	40 years
Wilmington, NC	—	1,650	7,047	—	1,650	7,047	8,697	(2,100)	02/05	40 years
Chattanooga, TN	10,002	2,799	11,467	—	2,799	11,467	14,266	(3,392)	03/05	40 years
Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(2,365)	06/05	40 years
Indianapolis, IN	4,027	1,481	4,565	2,375	1,481	6,940	8,421	(1,319)	06/05	40 years
Hattiesurg, MS	8,174	1,978	7,733	2,432	1,978	10,165	12,143	(2,783)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,056)	12/05	40 years
Auburn, CA	—	2,178	6,185	—	2,178	6,185	8,363	(1,714)	12/05	40 years
Fresno, CA	9,331	7,600	11,613	—	7,600	11,613	19,213	(3,626)	12/05	40 years
Modesto, CA	—	2,542	3,910	—	2,542	3,910	6,452	(1,083)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(3,280)	03/06	40 years
Garland, TX	12,452	8,028	14,825	—	8,028	14,825	22,853	(3,984)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(1,840)	04/06	40 years
Winston Salem, NC	—	—	12,153	1,925	—	14,078	14,078	(3,695)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(3,824)	08/06	40 years
Kalamazoo, MI	—	5,125	12,216	2,308	5,125	14,524	19,649	(6,788)	11/06	40 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(3,775)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(2,875)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(2,673)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(1,709)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(3,031)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(2,162)	10/08	40 years
Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	(40)	12/09	40 years
Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(2,008)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(310)	12/09	40 years
Davenport, IA	—	3,599	6,068	(35)	3,564	6,068	9,632	(1,062)	12/09	40 years
Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	(2,063)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(302)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(825)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(681)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,162)	12/09	40 years
Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(579)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(1,682)	12/09	40 years
Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(1,149)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(1,160)	12/09	40 years
West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(657)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(326)	12/09	40 years
Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(1,736)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(320)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(539)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(913)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(622)	06/10	40 years
Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(731)	06/10	40 years
Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(839)	06/10	40 years
Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	(1,896)	06/10	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	(1,874)	06/10	40 years
Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(1,583)	06/10	40 years
El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(2,146)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	(1,196)	2,938	11,220	14,158	(1,823)	06/10	40 years
Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(969)	12/10	40 years
Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(1,692)	03/11	40 years
Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(558)	03/11	40 years
Merrimack, NH	3,298	3,160	5,642	—	3,160	5,642	8,802	(823)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(1,038)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(548)	04/11	40 years
Dallas, TX	—	—	12,146	750	—	12,896	12,896	(1,242)	03/12	40 years
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(1,059)	06/12	40 years
Southern Pines, NC	—	1,709	4,747	—	1,709	4,747	6,456	(534)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(544)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(733)	09/12	40 years
Gainesville, VA	—	—	10,846	—	—	10,846	10,846	(836)	02/13	40 years
Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	(1,034)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(133)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(770)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,769	1,700	27,252	28,952	(2,568)	10/13	40 years
Warrenville, IL	—	14,000	17,318	—	14,000	17,318	31,318	(2,211)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(323)	08/13	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(559)	11/12	40 years
Bedford, IN	1,371	349	1,594	—	349	1,594	1,943	(122)	04/14	40 years
Seymour, IN	2,341	1,028	2,291	—	1,028	2,291	3,319	(164)	04/14	40 years
Wilder, KY	10,032	983	11,233	2,004	983	13,237	14,220	(796)	04/14	40 years
Bowling Green, KY	8,087	1,241	10,222	—	1,241	10,222	11,463	(725)	04/14	40 years
New Albany, IN	12,183	2,461	14,807	—	2,461	14,807	17,268	(1,030)	04/14	40 years
Clarksville, TN	14,487	3,764	16,769	—	3,764	16,769	20,533	(1,170)	04/14	40 years
Williamsport, PA	6,299	2,243	6,684	—	2,243	6,684	8,927	(490)	04/14	40 years
Noblesville, IN	5,883	886	7,453	—	886	7,453	8,339	(527)	04/14	40 years
Moline, IL	8,570	1,963	10,183	—	1,963	10,183	12,146	(717)	04/14	40 years
O'Fallon, MO	5,917	1,046	7,342	—	1,046	7,342	8,388	(514)	04/14	40 years
McDonough, GA	13,459	2,235	16,842	—	2,235	16,842	19,077	(1,182)	04/14	40 years
Sterling Heights, MI	—	10,849	—	70	10,919	—	10,919	—	12/14	n/a
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(297)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(318)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(1,386)	05/15	25 years
Denham Springs, LA	—	—	5,093	—	—	5,093	5,093	(95)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(814)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(197)	12/15	40 years
Delmont, PA	—	673	621	—	673	621	1,294	(15)	06/16	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(110)	06/16	25 years
Franklin, TN	—	10,158	17,549	—	10,158	17,549	27,707	(392)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(354)	06/16	25 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
El Paso, TX	—	2,957	10,961	—	2,957	10,961	13,918	(240)	06/16	25 years
Edinburg, TX	—	1,982	16,964	—	1,982	16,964	18,946	(356)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	—	2,784	8,034	10,818	(112)	07/16	30 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(77)	11/16	30 years

ERC's/Retail
Dallas, TX	—	3,060	15,281	18,862	3,060	34,143	37,203	(14,425)	11/97	40 years
Mesquite, TX	—	3,119	990	(2,440)	319	1,350	1,669	(348)	01/99	40 years
Westminster, CO	—	6,205	12,600	9,509	6,205	22,109	28,314	(17,330)	12/01	40 years
Westminster, CO	—	5,850	17,314	—	5,850	17,314	23,164	(6,529)	06/99	40 years
Houston, TX	—	3,653	1,365	(1,531)	3,408	79	3,487	(3)	05/00	40 years
Southfield, MI	—	8,000	20,518	6,230	8,000	26,748	34,748	(20,945)	05/03	15 years
New Rochelle, NY	—	6,100	97,696	6,924	6,100	104,620	110,720	(35,390)	10/03	40 years
Suffolk, VA	—	3,382	9,971	6,858	4,471	15,740	20,211	(4,046)	11/03	40 years
Kanata, ON	—	9,384	34,224	27,312	9,384	61,536	70,920	(18,627)	03/04	40 years
Mississagua, ON	—	8,615	16,438	15,405	11,330	29,128	40,458	(8,395)	03/04	40 years
Oakville, ON	—	9,384	22,093	4,067	9,384	26,160	35,544	(9,465)	03/04	40 years
Whitby, ON	—	9,532	20,518	21,865	12,243	39,672	51,915	(12,433)	03/04	40 years
Warrenville, IL	—	3,919	900	(1,936)	1,983	900	2,883	(735)	07/04	15 years
Burbank, CA	—	16,584	35,016	7,097	16,584	42,113	58,697	(11,668)	03/05	40 years
Austell, GA	—	1,596	—	—	1,596	—	1,596	—	07/07	n/a
Suffolk, VA	—	3,256	9,206	5,193	3,298	14,357	17,655	(3,792)	06/09	40 years

Other Entertainment
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(961)	07/11	40 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(866)	03/12	40 years
Jacksonville, FL	—	4,510	5,061	1,979	4,510	7,040	11,550	(1,115)	02/12	30 years
Indianapolis, IN	—	4,298	6,321	2,921	4,377	9,163	13,540	(874)	02/12	40 years
Warrenville, IL	—	—	6,469	2,216	—	8,685	8,685	(743)	10/13	40 years
Schaumburg, IL	—	598	5,372	—	598	5,372	5,970	(179)	04/15	30 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(423)	02/16	35 years

Public Charter Schools
Cleveland, OH	—	640	5,613	—	640	5,613	6,253	(281)	10/04	30 years
Gilbert, AZ	—	2,580	6,418	2,509	2,580	8,927	11,507	(1,011)	06/11	40 years
Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634	(785)	03/11	40 years
Goodyear, AZ	—	766	6,517	—	766	6,517	7,283	(935)	04/11	30 years
Phoenix, AZ	—	1,253	4,834	—	1,253	4,834	6,087	(634)	06/11	40 years
Broomfield, CO	—	1,084	9,659	(169)	1,084	9,490	10,574	(1,164)	08/11	40 years
Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200	(1,250)	11/11	40 years
Salt Lake City, UT	—	897	4,488	(55)	897	4,433	5,330	(505)	03/12	40 years
Hurricane, UT	—	475	4,939	—	475	4,939	5,414	(775)	03/12	40 years
Buckeye, AZ	—	914	9,715	14,484	914	24,199	25,113	(1,793)	04/12	40 years
Queen Creek, AZ	—	1,887	14,543	11,117	1,887	25,660	27,547	(2,669)	05/12	40 years
Tarboro, NC	—	350	12,560	3,037	350	15,597	15,947	(1,633)	07/12	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Chester Upland, PA	—	518	5,900	—	518	5,900	6,418	(632)	03/13	30 years
Hollywood, SC	—	806	5,776	1,805	806	7,581	8,387	(598)	03/13	40 years
Camden, NJ	—	548	10,569	7,271	548	17,840	18,388	(1,729)	04/13	30 years
Queen Creek, AZ	—	2,612	—	(1,845)	767	—	767	—	04/13	n/a
Chicago, IL	—	509	5,895	4,614	509	10,509	11,018	(682)	05/13	40 years
Gilbert, AZ	—	1,336	6,593	—	1,336	6,593	7,929	(536)	05/13	40 years
Vista, CA	—	1,283	3,354	6,056	1,283	9,410	10,693	(446)	05/13	40 years
Colorado Springs, CO	—	1,205	6,350	(194)	1,205	6,156	7,361	(563)	06/13	40 years
Chandler, AZ	—	1,039	9,590	—	1,039	9,590	10,629	(1,074)	07/13	40 years
Salt Lake City, UT	—	8,173	10,982	1,928	8,173	12,910	21,083	(742)	07/13	40 years
Palm Beach, FL	—	3,323	15,824	(81)	3,323	15,743	19,066	(1,056)	10/13	30 years
Mesa, AZ	—	2,109	6,032	166	2,109	6,198	8,307	(425)	12/13	30 years
Kernersville, NC	—	1,362	8,182	(244)	1,362	7,938	9,300	(665)	12/13	40 years
Fort Collins, CO	—	618	5,031	5,134	618	10,165	10,783	(620)	02/14	40 years
Wilson, NC	—	424	5,342	(71)	449	5,246	5,695	(352)	03/14	30 years
Baker, LA	—	190	6,563	203	190	6,766	6,956	(349)	04/14	40 years
Charlotte, NC	—	1,559	1,477	8,651	1,559	10,128	11,687	(350)	05/14	30 years
Chicago, IL	—	1,544	6,074	4,239	1,544	10,313	11,857	(477)	05/14	40 years
High Point, NC	—	1,298	7,322	(38)	1,298	7,284	8,582	(345)	07/14	40 years
Chandler, AZ	—	1,530	6,877	144	1,530	7,021	8,551	(261)	08/14	40 years
Port Royal, SC	—	387	4,383	1,259	387	5,642	6,029	(178)	09/14	40 years
Macon, GA	—	401	7,883	—	401	7,883	8,284	(433)	02/15	40 years
Memphis, TN	—	1,535	4,089	2,646	1,535	6,735	8,270	(273)	02/15	30 years
Parker, CO	—	2,190	6,815	111	2,190	6,926	9,116	(341)	01/15	40 years
Rock Hill, SC	—	2,046	8,024	—	2,046	8,024	10,070	(158)	04/15	30 years
Palm Bay, FL	—	782	6,212	2,250	782	8,462	9,244	(310)	03/15	40 years
East Point, GA	—	553	5,938	—	553	5,938	6,491	(125)	05/15	30 years
High Point, NC	—	1,180	9,393	—	1,180	9,393	10,573	(470)	06/15	30 years
Bridgeton, NJ	—	153	2,392	—	153	2,392	2,545	(77)	09/15	40 years
Memphis, TN	—	910	7,927	—	910	7,927	8,837	(49)	09/15	40 years
Macon, GA	—	351	7,460	—	351	7,460	7,811	(151)	11/15	30 years
Galloway, NJ	—	575	3,692	—	575	3,692	4,267	(62)	12/15	30 years
Bronx, NY	—	1,232	8,472	—	1,232	8,472	9,704	(88)	01/16	40 years
Parker, CO	—	1,248	12,892	—	1,248	12,892	14,140	(83)	04/16	40 years
Holland, OH	—	549	4,642	—	549	4,642	5,191	(45)	04/16	40 years

Early Childhood Education
Lake Pleasant, AZ	—	986	3,524	—	986	3,524	4,510	(450)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	11	1,308	7,286	8,594	(739)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	385	1,149	10,224	11,373	(807)	08/13	40 years
Coppell, TX	—	1,547	10,168	—	1,547	10,168	11,715	(615)	09/13	30 years
Las Vegas, NV	—	944	9,191	—	944	9,191	10,135	(828)	09/13	30 years
Las Vegas, NV	—	985	6,721	145	985	6,866	7,851	(616)	09/13	30 years
Mesa, AZ	—	762	6,987	—	762	6,987	7,749	(882)	01/14	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Gilbert, AZ	—	1,295	9,192	—	1,295	9,192	10,487	(673)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	(402)	1,278	10,340	11,618	(506)	07/14	30 years
Thornton, CO	—	1,384	10,542	—	1,384	10,542	11,926	(308)	07/14	30 years
Chicago, IL	—	1,294	4,375	—	1,294	4,375	5,669	(24)	07/14	30 years
Centennial, CO	—	1,249	10,771	534	1,249	11,305	12,554	(514)	08/14	30 years
McKinney, TX	—	1,812	12,419	—	1,812	12,419	14,231	(473)	11/14	30 years
Parker, CO	—	279	1,017	—	279	1,017	1,296	(71)	01/15	30 years
Littleton, CO	—	467	1,248	—	467	1,248	1,715	(80)	01/15	30 years
Lakewood, CO	—	291	823	—	291	823	1,114	(52)	01/15	30 years
Castle Rock, CO	—	250	1,646	—	250	1,646	1,896	(101)	01/15	30 years
Arvada, CO	—	224	788	—	224	788	1,012	(50)	01/15	30 years
Emeryville, CA	—	1,814	5,780	—	1,814	5,780	7,594	(161)	03/15	30 years
Lafayette, CO	—	293	663	47	293	710	1,003	(46)	04/15	30 years
Maple Grove, MN	—	3,743	14,927	—	3,743	14,927	18,670	(282)	08/15	30 years
Carmel, IN	—	1,567	12,854	—	1,567	12,854	14,421	(87)	09/15	30 years
Atlanta, GA	—	956	1,850	—	956	1,850	2,806	(77)	10/15	30 years
Atlanta, GA	—	1,262	2,038	—	1,262	2,038	3,300	(85)	10/15	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(21)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(14)	08/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(6)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(10)	12/16	30 years

Private Schools
San Jose, CA	—	9,966	25,535	—	9,966	25,535	35,501	(1,922)	12/13	40 years
Brooklyn, NY	—	—	46,440	417	—	46,857	46,857	(2,077)	12/13	40 years
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(1,754)	02/14	40 years
McLean, VA	—	12,792	43,472	—	12,792	43,472	56,264	(364)	06/15	40 years
Mission Viejo, CA	—	1,378	3,687	—	1,378	3,687	5,065	(41)	09/16	30 years

Ski Areas
Bellfontaine, OH	—	5,108	5,994	8,441	5,251	14,292	19,543	(2,975)	11/05	40 years
Tannersville, PA	—	34,940	34,629	913	34,940	35,542	70,482	(8,754)	09/13	40 years
McHenry, MD	—	8,394	15,910	3,207	9,708	17,803	27,511	(4,465)	12/12	40 years
Wintergreen, VA	—	5,739	16,126	—	5,739	16,126	21,865	(1,747)	02/15	40 years

Waterparks
Tannersville, PA	—	—	120,354	—	—	120,354	120,354	(4,263)	05/15	40 years

Golf Entertainment Complexes
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(1,007)	12/12	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(1,776)	02/12	29 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2016 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2016
Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(1,778)	02/12	30 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(1,334)	09/12	40 years
Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(1,038)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(1,059)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(968)	07/13	40 years
San Antonio, TX	—	—	15,976	—	—	15,976	15,976	(732)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(824)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(793)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(642)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(645)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(612)	06/14	40 years
Ashburn VA	—	—	16,873	—	—	16,873	16,873	(562)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(654)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(606)	09/14	40 years
Webster, TX	—	5,631	17,732	1,220	5,631	18,952	24,583	(530)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	296	6,948	19,011	25,959	(472)	12/14	40 years
Edison, NJ	—	—	22,792	—	—	22,792	22,792	—	04/15	40 years
Jacksonville, FL	—	6,732	21,823	—	6,732	21,823	28,555	(129)	09/15	40 years
Roseville, CA	—	6,868	23,959	—	6,868	23,959	30,827	(176)	10/15	30 years
Portland, OR	—	—	23,466	—	—	23,466	23,466	(232)	11/15	40 years

Other
Kiamesha Lake, NY	—	155,658	—	—	155,658	—	155,658	—	07/10	n/a

Property under development	—	297,110	—	—	297,110	—	297,110	—	n/a	n/a
Land held for development	—	22,530	—	—	22,530	—	22,530	—	n/a	n/a
Senior unsecured notes payable and term loan	2,315,000	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(29,320)	—	—	—	—	—	—	—
Total	$2,485,625	$1,240,264	$3,008,117	$302,556	$1,237,388	$3,313,549	$4,550,937	$(635,535)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2016

Real Estate:
Reconciliation:
Balance at beginning of the year	$3,962,032
Acquisition and development of rental properties during the year	613,311
Disposition of rental properties during the year	(24,406)
Balance at close of year	$4,550,937
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$534,303
Depreciation during the year	105,121
Disposition of rental properties during the year	(3,889)
Balance at close of year	$635,535
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting.

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

We have audited EPR Properties’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EPR Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EPR Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2017

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 31, 2017 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPR Properties

Dated:	February 28, 2017	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 28, 2017
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 28, 2017
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 28, 2017
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 28, 2017
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 28, 2017
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 28, 2017
Barrett Brady, Trustee

/s/ Peter Brown	February 28, 2017
Peter Brown, Trustee

/s/ Jack A. Newman, Jr.	February 28, 2017
Jack A. Newman, Jr., Trustee

/s/ Robin P. Sterneck	February 28, 2017
Robin P. Sterneck, Trustee

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2.1
Purchase and Sale Agreement by and among the Company, CNL Lifestyle Properties, Inc., CLP Partners LP, Ski Resort Holdings LLC and the other Sellers named therein, dated as of November 2, 2016, which is attached as Exhibit 2.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 3, 2016, is hereby incorporated by reference as Exhibit 2.1

3.1
Composite of Amended and Restated Declaration of Trust of the Company, as amended (inclusive of all amendments through May 12, 2016), which is attached as Exhibit 3.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed on August 4, 2016, is hereby incorporated by reference as Exhibit 3.1

3.2
Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.2

3.3
Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company's Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company's Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.3

3.4
Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.4

3.5
Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 4, 2007, is hereby incorporated by reference as Exhibit 3.5

3.6
Articles Supplementary designating powers, preferences and rights of the 9.0% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.6

3.7
Articles Supplementary designating the powers, preferences and rights of the 6.625% Series F Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 12, 2012, is hereby incorporated by reference as Exhibit 3.7

3.8
Amended and Restated Bylaws of the Company (inclusive of all amendments through December 5, 2014), which is attached as Exhibit 3.8 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2015, is hereby incorporated by reference as Exhibit 3.8

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3
Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4
Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5
Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6
Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.6.

4.7
Form of 6.625% Series F Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 12, 2012, is hereby incorporated by reference as Exhibit 4.7

4.8
Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.8

4.9
Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10
Agreement Regarding Ownership Limit Waiver between the Company and Blackrock, Inc. and its subsidiaries, which is attached as Exhibit 4.10 to the Company's Form 10-K (Commission File No. 001-13561) filed on March 1, 2010, is hereby incorporated as Exhibit 4.10

4.11
Agreement Regarding Ownership Limit Waiver between the Company and CBRE Clarion Securities LLC, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated as Exhibit 4.11

4.12
Ownership Limit Waiver Agreement, dated October 31, 2014, between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 6, 2014, is hereby incorporated by reference as Exhibit 4.12

4.13
Ownership Limit Waiver Agreement, dated as of July 8, 2015, between the Company and Nuveen Asset Management, LLC, which is attached as Exhibit 4.5 to the Company's Form 10-Q (Commission File No. 001-13561) filed on October 29, 2015, is hereby incorporated by reference as Exhibit 4.13

4.14
Indenture, dated June 30, 2010, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.14

4.15	Form of 7.750% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.14 above)

4.16
Indenture, dated August 8, 2012, among the Company, certain of its subsidiaries, and U.S. Bank National Association. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 8, 2012, is hereby incorporated by reference as Exhibit 4.16

4.17	Form of 5.750% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.16 above)

4.18
Indenture, dated June 18, 2013, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.18

4.19	Form of 5.250% Senior Note due 2023 (included as Exhibit A to Exhibit 4.18 above)

4.20
Indenture, dated March 16, 2015, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.20

4.21	Form of 4.500% Senior Note due 2025 (included as Exhibit A to Exhibit 4.20 above)

4.22
Note Purchase Agreement, dated as of August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.22

4.23
Ownership Limit Waiver Agreement, dated as of September 19, 2016, between the Company and Invesco Advisers, Inc., which is attached as Exhibit 4.6 to the Company's Form 10-Q (Commission File No. 001-13561) filed on November 3, 2016, is hereby incorporated by reference as Exhibit 4.23

4.24
Indenture, dated December 14, 2016, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.24

4.25	Form of 4.750% Senior Note due 2026 (included as Exhibit A to Exhibit 4.24 above)

10.1
Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the Company and certain subsidiaries of the Company named therein, as borrowers, KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, Citibank, N.A., Bank of America, N.A. and Barclays Bank PLC, as co-documentation agents, KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint book runners and joint lead arrangers, and the lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 27, 2015, is hereby incorporated by reference as Exhibit 10.1

10.2*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed on October 28, 1997, to the Company's Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.2

10.3*
Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.3

10.4*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.4

10.5*
Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.5

10.6*
First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed on April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.6

10.7*
Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 28, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of Option Certificate Issued Pursuant to the Company's 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 28, 2007, is hereby incorporated by reference as Exhibit 10.8

10.9*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company's Form 8-K filed on May 15, 2013 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.9

10.10*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.12

10.13*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K filed on May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.13

10.14*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Gregory K. Silvers, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.14

10.15*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Mark A. Peterson, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.15

10.16*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.16

10.17*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.17

10.18*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Thomas B. Wright, III, which is attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.18

10.19*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.19

10.20*
Retirement Agreement, effective as of March 31, 2015, by and between the Company and David M. Brain, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 17, 2015, is hereby incorporated by reference as Exhibit 10.20

10.21*
Separation Agreement and Release, executed on November 20, 2014, effective as of October 31, 2014, between the Company and Neil E. Sprague, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 24, 2014, is hereby incorporated by reference as Exhibit 10.21

10.22*
EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.22

10.23*
Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.23

10.24*
Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.24

10.25*
Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.25

10.26
Joint Buyers Agreement by and between the Company and Ski Resort Holdings LLC, dated as of November 2, 2016, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 3, 2016, is hereby incorporated by reference as Exhibit 10.26

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