Form 10-Q
period 2017-03-31
EPR PROPERTIES
filed 2017-05-03
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

At May 1, 2017, there were 73,638,809 common shares outstanding.

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
Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	Our transaction with CNL Lifestyle Properties, Inc. presents certain risks to our business, financial condition, results of operations and cash flows;

•	Global economic uncertainty and disruptions in financial markets;

•	Reduction in discretionary spending by consumers;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

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

•	Risks relating to our tenants' exercise of purchase options or borrowers' exercise of prepayment options related to our education properties;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with security breaches and other disruptions;

i

•	Changes in accounting standards that may adversely affect our consolidated financial statements;

•	Fluctuations in the value of real estate income and investments;

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 1, 2017.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $661,029 and $635,535 at March 31, 2017 and December 31, 2016, respectively	$3,673,130	$3,595,762
Land held for development	22,530	22,530
Property under development	331,934	297,110
Mortgage notes and related accrued interest receivable	671,797	613,978
Investment in a direct financing lease, net	103,095	102,698
Investment in joint ventures	5,522	5,972
Cash and cash equivalents	14,446	19,335
Restricted cash	28,523	9,744
Accounts receivable, net	96,267	98,939
Other assets	99,538	98,954
Total assets	$5,046,782	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$101,438	$119,758
Common dividends payable	22,022	20,367
Preferred dividends payable	5,952	5,951
Unearned rents and interest	61,579	47,420
Debt	2,616,382	2,485,625
Total liabilities	2,807,373	2,679,121
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 67,495,902 and 66,263,487 shares issued at March 31, 2017 and December 31, 2016, respectively	675	663
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at March 31, 2017 and December 31, 2016; liquidation preference of $134,976,250	54	54
3,450,000 Series E convertible shares issued at March 31, 2017 and December 31, 2016; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at March 31, 2017 and December 31, 2016; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,755,108	2,677,046
Treasury shares at cost: 2,724,514 and 2,616,406 common shares at March 31, 2017 and December 31, 2016, respectively	(120,955)	(113,172)
Accumulated other comprehensive income	8,606	7,734
Distributions in excess of net income	(404,164)	(386,509)
Total equity	$2,239,409	$2,185,901
Total liabilities and equity	$5,046,782	$4,865,022
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2017	2016
Rental revenue	$107,037	$93,778
Tenant reimbursements	3,749	3,865
Other income	692	1,210
Mortgage and other financing income	17,634	19,915
Total revenue	129,112	118,768
Property operating expense	6,350	5,481
Other expense	—	5
General and administrative expense	11,057	9,218
Costs associated with loan refinancing or payoff	5	552
Interest expense, net	30,692	23,289
Transaction costs	57	444
Depreciation and amortization	28,077	25,955
Income before equity in income from joint ventures and other items	52,874	53,824
Equity in (loss) income from joint ventures	(8)	212
Gain on sale of real estate	2,004	—
Income before income taxes	54,870	54,036
Income tax (expense) benefit	(954)	144
Net income	53,916	54,180
Preferred dividend requirements	(5,952)	(5,952)
Net income available to common shareholders of EPR Properties	$47,964	$48,228
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$0.75	$0.77
Diluted earnings per share data:
Net income available to common shareholders	$0.75	$0.77
Shares used for computation (in thousands):
Basic	64,033	62,664
Diluted	64,102	62,744
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$53,916	$54,180
Other comprehensive income (loss):
Foreign currency translation adjustment	1,674	11,221
Change in net unrealized loss on derivatives	(802)	(13,135)
Comprehensive income	$54,788	$52,266
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2017 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$2,185,901
Issuance of nonvested shares, net	283,154	3	—	—	5,496	—	—	—	5,499
Purchase of common shares for vesting	—	—	—	—	—	(6,729)	—	—	(6,729)
Amortization of nonvested shares and restricted share units	—	—	—	—	3,264	—	—	—	3,264
Share option expense	—	—	—	—	194	—	—	—	194
Foreign currency translation adjustment	—	—	—	—	—	—	1,674	—	1,674
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	—	53,916	53,916
Issuances of common shares	931,870	9	—	—	68,192	—	—	—	68,201
Stock option exercises, net	17,391	—	—	—	916	(1,054)	—	—	(138)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(71,571)	(71,571)
Balance at March 31, 2017	67,495,902	$675	13,849,050	$139	$2,755,108	$(120,955)	$8,606	$(404,164)	$2,239,409

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$53,916	$54,180
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(2,004)	—
Deferred income tax expense (benefit)	634	(602)
Costs associated with loan refinancing or payoff	5	552
Equity in loss (income) from joint ventures	8	(212)
Distributions from joint ventures	442	511
Depreciation and amortization	28,077	25,955
Amortization of deferred financing costs	1,456	1,172
Amortization of above market leases, net and tenant improvements	45	48
Share-based compensation expense to management and Trustees	3,458	2,765
Increase in restricted cash	(1,786)	(2,221)
Increase in mortgage notes accrued interest receivable	1,098	514
Decrease (increase) in accounts receivable, net	2,720	(2,968)
Increase in direct financing lease receivable	(397)	(840)
Increase in other assets	(3,147)	(2,907)
Decrease in accounts payable and accrued liabilities	(12,492)	(6,878)
Increase in unearned rents and interest	2,738	8
Net cash provided by operating activities	74,771	69,077
Investing activities:
Acquisition of and investments in rental properties and other assets	(60,764)	(36,907)
Proceeds from sale of real estate	18,105	1,920
Investment in mortgage notes receivable	(67,057)	(53,659)
Proceeds from mortgage note receivable paydown	8,140	19,496
Investment in promissory notes receivable	(554)	—
Proceeds from promissory note receivable paydown	1,599	—
Additions to properties under development	(100,184)	(61,765)
Net cash used by investing activities	(200,715)	(130,915)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	175,000	162,000
Principal payments on debt	(45,331)	(148,586)
Deferred financing fees paid	(33)	(36)
Costs associated with loan refinancing or payoff (cash portion)	(1)	(472)
Net proceeds from issuance of common shares	68,141	125,199
Impact of stock option exercises, net	(138)	(635)
Purchase of common shares for treasury for vesting	(6,729)	(4,208)
Dividends paid to shareholders	(69,856)	(64,823)
Net cash provided by financing activities	121,053	68,439
Effect of exchange rate changes on cash	2	96
Net (decrease) increase in cash and cash equivalents	(4,889)	6,697
Cash and cash equivalents at beginning of the period	19,335	4,283
Cash and cash equivalents at end of the period	$14,446	$10,980
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2017	2016
Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$63,672	$173,877
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,698	$18,505
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,030	$34,257
Cash paid during the period for income taxes	$317	$418
Interest cost capitalized	$2,791	$2,291
Decrease in accrued capital expenditures	$(5,506)	$(7,320)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 1, 2017.

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

The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and it is probable the assets will be sold within one year. On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Accounting for Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it will be accounted for as business combination or an asset acquisition. In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company has elected to early adopt ASU No. 2017-01 as of January 1, 2017. As a result the Company expects that fewer of its real estate acquisitions will be accounted for as business combinations.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $28.2 million and $29.3 million as of March 31, 2017 and December 31, 2016, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2016, mortgage and other financing income included a $3.6 million prepayment fee related to a mortgage note that was paid fully in advance of its maturity date.

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

Concentrations of Risk
On December 21, 2016, American Multi-Cinema, Inc. (AMC) announced that it closed its acquisition of Carmike Cinemas Inc. (Carmike). Including the effects of this acquisition, AMC was the lessee of a substantial portion (35%) of the megaplex theatre rental properties held by the Company at March 31, 2017. For the three months ended March 31, 2017, approximately $29.2 million or 22.7% of the Company's total revenues were derived from rental payments by AMC. For the three months ended March 31, 2016, approximately $21.8 million or 18.3% of the Company's total revenues were derived from rental payments by AMC and approximately $4.9 million or 4.1% of the Company's total revenues were derived from rental payments by Carmike. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program. Prior to May 12, 2016, share-based compensation granted to employees and non-employee Trustees were issued under the 2007 Equity Incentive Plan. The 2016 Equity Incentive Plan was approved by shareholders at the May 11, 2016 annual shareholder meeting and this plan replaced the 2007 Equity Incentive Plan. Accordingly, all share-based compensation granted on or after May 12, 2016 has been issued under the 2016 Equity Incentive Plan.

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $3.5 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $194 thousand and $237 thousand for the three months ended March 31, 2017 and 2016, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $3.0 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $280 thousand and $260 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard which was approved in July 2015.  The new standard will become effective for the Company beginning with the first quarter 2018. The ASU does not apply to revenue recognition for lease contracts.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease contracts.  This standard will apply to reimbursed tenant costs and revenues generated from the Company providing certain services at its multi-tenant properties after ASU No. 2016-02, Leases, is adopted.  Additionally, it may apply to certain other transactions such as the sale of real estate. The standard permits the use of either the full retrospective method or the modified retrospective method.  The Company anticipates it will use the modified retrospective method for transition, in which case the cumulative effect of applying the standard, if any, would be recognized at the date of initial application.    The Company is beginning the process for implementing this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land leases and other arrangements for which it is the lessee. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. The Company does not expect a significant change in its leasing activity between now and adoption. The Company believes substantially all of its leases will continue to be classified as operating leases under the new standard. Subsequent to the adoption of the new standard, common area maintenance provided in lease contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, the Company will be required to recognize revenues associated with leases separately from revenues associated with common area maintenance. The Company is continuing to evaluate whether the variable payment provisions in the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of lease and non-lease revenue.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The standard changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows. The standard clarifies the treatment of several cash flow issues with the objective of reducing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, which amends ASC Topic 230, Statement of Cash Flows. The standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which amends ASC Topic 610-20. This standard clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Buildings and improvements	$3,363,699	$3,272,865
Furniture, fixtures & equipment	43,331	40,684
Land	927,129	917,748
	4,334,159	4,231,297
Accumulated depreciation	(661,029)	(635,535)
Total	$3,673,130	$3,595,762
Depreciation expense on rental properties was $27.3 million and $25.0 million for the three months ended March 31, 2017 and 2016, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2017 totaled $227.2 million, and included investments in each of its four operating segments.

Entertainment investment spending during the three months ended March 31, 2017 totaled $30.1 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers.

Education investment spending during the three months ended March 31, 2017 totaled $105.9 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $7.3 million in acquisitions of four early education centers and an investment of $42.9 million in mortgage notes secured by eight early education centers and private schools.

Recreation investment spending during the three months ended March 31, 2017 totaled $90.5 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas and $34.2 million in acquisitions of three other recreation facilities. Additionally, included in recreation investment spending was an investment of $10.5 million in a mortgage note secured by one other recreation facility.

Other investment spending during the three months ended March 31, 2017 totaled $0.7 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

During the three months ended March 31, 2017, pursuant to tenant purchase options, the Company completed the sale of two public charter schools located in Colorado and Arizona for net proceeds totaling $16.9 million. In connection with these sales, the Company recognized a gain on sale of $2.1 million. In addition, during the three months ended March 31, 2017, the Company completed the sale of a retail space located in Texas for net proceeds of $1.2 million. In connection with this sale, the Company recognized a loss on sale of $74 thousand.

On March 30, 2017, the Company received a partial prepayment of $4.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock building in Chicago, Illinois. In connection with the partial prepayment of this note, the Company received a prepayment fee of $800.0 thousand, which will be recognized over the term of the remaining note using the effective interest method.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Receivable from tenants	$9,076	$7,564
Receivable from non-tenants	906	497
Receivable from insurance proceeds	507	1,967
Receivable from Sullivan County Infrastructure Revenue Bonds	16,021	22,164
Straight-line rent receivable	71,064	67,618
Allowance for doubtful accounts	(1,307)	(871)
Total	$96,267	$98,939

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 12 public charter school properties as of March 31, 2017 and December 31, 2016, with affiliates of Imagine Schools, Inc. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Total minimum lease payments receivable	$213,065	$215,753
Estimated unguaranteed residual value of leased assets	85,247	85,247
Less deferred income (1)	(195,217)	(198,302)
Investment in a direct financing lease, net	$103,095	$102,698

(1) Deferred income is net of $1.3 million of initial direct costs at March 31, 2017 and December 31, 2016.

Additionally, the Company determined that no allowance for losses was necessary at March 31, 2017 and December 31, 2016.

The Company’s direct financing lease has expiration dates ranging from approximately 15 to 18 years. Future minimum rentals receivable on this direct financing lease at March 31, 2017 are as follows (in thousands):

Amount
Year:
2017	$8,168
2018	11,182
2019	11,518
2020	11,863
2021	12,219
Thereafter	158,115
Total	$213,065

7. Debt and Capital Markets

During the three months ended March 31, 2017, the Company prepaid in full two mortgage notes payable totaling $17.9 million that were secured by two theatre properties.

During the three months ended March 31, 2017, the Company issued an aggregate of 928,219 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

Subsequent to March 31, 2017, the Company prepaid in full four mortgage notes payable totaling $30.2 million that were secured by four theatre properties. In addition, the Company prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, the Company expects to record a gain on early extinguishment of debt of $1.0 million for the three months ended June 30, 2017. The gain represents the difference between the fair value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

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

Consolidated VIEs
As of March 31, 2017, the Company had invested approximately $11.2 million in one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at March 31, 2017 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At March 31, 2017, the Company's recorded investment in two unconsolidated VIEs totaled $174.9 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $174.9 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $0.9 million and $2.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $33.6 million and $35.9 million recorded in “Other assets” in the consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively. The Company had not posted or received collateral with its derivative counterparties as of March 31, 2017 or December 31, 2016. See Note 10 for disclosures relating to the fair value of the derivative instruments as of March 31, 2017 and December 31, 2016.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its LIBOR based borrowings. To accomplish these objectives, the Company currently uses interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2017, the Company had three interest rate swap agreements to fix the interest rate on $240.0 million of the unsecured term loan facility at 3.78% from January 5, 2016 to July 5, 2017.  Additionally, as of March 31, 2017, the Company had two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2017 and 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2017, the Company estimates that during the twelve months ending March 31, 2018, $1.4 million will be reclassified from AOCI to interest expense.

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

As of March 31, 2017, the Company had a USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company estimates that during the twelve months ending March 31, 2018, $2.7 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, on June 13, 2013, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million USD with a July 2018 settlement. The exchange rate of this forward contract is approximately $1.06 CAD per USD. Additionally, on February 28, 2014, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million USD with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per USD. These forward contracts should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through July 2018 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the three months ended March 31, 2017 and 2016. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2017 and 2016.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2017 and 2016 (Dollars in thousands)

	Three Months Ended March 31,
Description	2017	2016
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$504	$(4,857)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,071)	(1,314)
Cross Currency Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	(166)	(1,350)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	662	719
Currency Forward Agreements
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	(1,549)	(7,523)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion)	—	—
Total
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(1,211)	$(13,730)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(409)	(595)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2017 and 2016.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, the fair value of the Company’s derivatives in a liability position related to these agreements was $0.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $0.2 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2017 and December 31, 2016 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
March 31, 2017
Cross-Currency Swaps*	$—	$3,329	$—	$3,329
Currency Forward Agreements*	$—	$30,234	$—	$30,234
Interest Rate Swap Agreements**	$—	$(907)	$—	$(907)
December 31, 2016:
Cross-Currency Swaps*	$—	$4,158	$—	$4,158
Currency Forward Agreements*	$—	$31,782	$—	$31,782
Interest Rate Swap Agreements**	$—	$(2,482)	$—	$(2,482)
*Included in "Other assets" in the accompanying consolidated balance sheets.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2017 and 2016.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2017 and December 31, 2016:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2017, the Company had a carrying value of $671.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.66%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 12.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $711.7 million with an estimated weighted average market rate of 8.42% at March 31, 2017.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2017 and December 31, 2016, the Company had an investment in a direct financing lease with a carrying value of $103.1 million and $102.7 million, respectively, and a weighted average effective interest rate of 12.00% for both periods. At March 31, 2017 and December 31, 2016, the investment in a direct financing lease bears interest at effective interest rates of 11.79% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at March 31, 2017 and December 31, 2016.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2017, the Company had a carrying value of $525.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.91%. The carrying value of the variable rate debt outstanding approximated the fair market value at March 31, 2017.

At December 31, 2016, the Company had a carrying value of $375.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 3.23%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2016.

At March 31, 2017 and December 31, 2016, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At March 31, 2017, the Company had a carrying value of $2.12 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.26%. Discounting the future cash flows for fixed rate debt using March 31, 2017 market rates of 3.06% to 4.67%, management estimates the fair value of the fixed rate debt to be approximately $2.20 billion with an estimated weighted average market rate of 4.12% at March 31, 2017.

At December 31, 2016, the Company had a carrying value of $2.14 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 5.27%. Discounting the future cash flows for fixed rate debt using December 31, 2016 market rates of 2.97% to 4.75%, management estimates the fair value of the fixed rate debt to be approximately $2.21 billion with an estimated weighted average market rate of 4.26% at December 31, 2016.

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2017 and 2016 (amounts in thousands except per share information):

	Three Months Ended March 31, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$53,916
Less: preferred dividend requirements	(5,952)
Net income available to common shareholders	$47,964	64,033	$0.75
Diluted EPS:
Net income available to common shareholders	$47,964	64,033
Effect of dilutive securities:
Share options	—	69
Net income available to common shareholders	$47,964	64,102	$0.75

	Three Months Ended March 31, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$54,180
Less: preferred dividend requirements	(5,952)
Net income available to common shareholders	$48,228	62,664	$0.77
Diluted EPS:
Net income available to common shareholders	$48,228	62,664
Effect of dilutive securities:
Share options	—	80
Net income available to common shareholders	$48,228	62,744	$0.77

The additional 2.1 million and 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2017 and 2016. However, options to purchase 4 thousand and 140 thousand shares of common shares at per share prices ranging from $61.79 to $76.63 and ranging from $51.64 to $65.50 for the were outstanding for the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2017, there were 1,664,631 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93
Exercised	(17,391)	46.86	—	61.79	52.71
Granted	2,215	76.63	—	76.63	76.63
Forfeited/Expired	(939)	60.03	—	60.03	60.03
Outstanding at March 31, 2017	269,871	$19.02	—	$76.63	$52.06
The weighted average fair value of options granted was $7.91 during the three months ended March 31, 2017. There were no options granted during the three months ended March 31, 2016. The intrinsic value of stock options exercised was $0.4 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company repurchased 14,380 shares into treasury shares in conjunction with the stock options exercised during the three months ended March 31, 2017 with a total value of $1.1 million. At March 31, 2017, stock-option expense to be recognized in future periods was $0.8 million.

The expense related to share options included in the determination of net income for both the three months ended March 31, 2017 and 2016 was $0.2 million. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the three months ended March 31, 2017: risk-free interest rate of 2.1%, dividend yield of 5.4%, volatility factors in the expected market price of the Company’s common shares of 22.0%, 0.74% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at March 31, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.1
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.8
40.00 - 49.99	87,289	4.8
50.00 - 59.99	80,917	6.4
60.00 - 69.99	86,925	7.4
70.00 - 76.63	2,215	9.9
	269,871	6.1	$52.06	$5,828
The following table summarizes exercisable options at March 31, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.1
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.8
40.00 - 49.99	87,289	4.8
50.00 - 59.99	54,242	6.2
60.00 - 69.99	43,998	7.0
70.00 - 76.63	—	—
	198,054	5.5	$49.67	$4,746

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	534,317	$59.22
Granted	283,154	76.63
Vested	(208,822)	57.43
Outstanding at March 31, 2017	608,649	$67.94	1.70
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $15.0 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, unamortized share-based compensation expense related to nonvested shares was $29.4 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	15,805	$70.93
Granted	—	—
Vested	—	—
Outstanding at March 31, 2017	15,805	$70.93	0.11

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2017, unamortized share-based compensation expense related to restricted share units was $93 thousand.

13. Other Commitments and Contingencies

As of March 31, 2017, the Company had an aggregate of approximately $262.1 million of commitments to fund development projects including 15 entertainment development projects for which it had commitments to fund approximately $72.5 million, 21 education development projects for which it had commitments to fund approximately $113.1 million, and six recreation development projects for which it had commitments to fund approximately $76.5 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of March 31, 2017, the Company had a commitment to fund approximately $155.0 million over the next three years, of which $2.9 million had been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $11.7 million during the three months ended March 31, 2017. The Company expects to receive an additional $33.2 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is currently expected to be completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2017, the Company had five mortgage notes receivable with commitments totaling approximately $11.2 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $10.5 million as a deferred asset included in other assets and $10.5 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2017, the Company had six surety bonds outstanding totaling $24.3 million.

As of March 31, 2017, the Company had two letters of credit totaling $5.0 million in connection with a performance guarantee to complete certain site improvements at two theatres. The letters of credit expire on June 1, 2018.

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

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached an agreement (the Casino Development Agreement), dated June 18, 2010. The Company moved to dismiss the complaint in the Westchester Action based on a decision issued by the Sullivan County Supreme Court (one of the two closed cases referenced above) on June 30, 2014, as affirmed by the Appellate Division, Third Department (the Sullivan Action). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan Action. On February 18, 2016, the Cappelli Group filed an amended complaint asserting a single cause of action for breach of the covenant of good faith and fair dealing based upon allegations the Company had interfered with plaintiffs’ ability to obtain financing which complied with the Casino Development Agreement. On March 23, 2016, the Company filed a motion to dismiss the Cappelli Group’s revised amended complaint. On January 5, 2017, the Westchester County Supreme Court denied the Company’s second motion to dismiss. Discovery is ongoing.

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

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of March 31, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,177,829	$1,400,979	$1,209,703	$197,914	$60,357	$5,046,782

	As of December 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,168,669	$1,308,288	$1,120,498	$202,394	$65,173	$4,865,022

Operating Data:
	Three Months Ended March 31, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$65,091	$22,357	$17,299	$2,290	$—	$107,037
Tenant reimbursements	3,749	—	—	—	—	3,749
Other income	6	—	—	—	686	692
Mortgage and other financing income	1,179	8,549	7,906	—	—	17,634
Total revenue	70,025	30,906	25,205	2,290	686	129,112

Property operating expense	5,835	—	28	340	147	6,350
Total investment expenses	5,835	—	28	340	147	6,350
Net operating income - before unallocated items	64,190	30,906	25,177	1,950	539	122,762

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(11,057)
Costs associated with loan refinancing or payoff						(5)
Interest expense, net						(30,692)
Transaction costs						(57)
Depreciation and amortization						(28,077)
Equity in loss from joint ventures						(8)
Gain on sale of real estate						2,004
Income tax expense						(954)
Net income						53,916
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$47,964

	Three Months Ended March 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$60,138	$17,180	$14,696	$1,764	$—	$93,778
Tenant reimbursements	3,863	2	—	—	—	3,865
Other income	4	—	489	—	717	1,210
Mortgage and other financing income	2,152	10,731	6,998	34	—	19,915
Total revenue	66,157	27,913	22,183	1,798	717	118,768

Property operating expense	5,252	—	8	83	138	5,481
Other expense	—	—	—	5	—	5
Total investment expenses	5,252	—	8	88	138	5,486
Net operating income - before unallocated items	60,905	27,913	22,175	1,710	579	113,282

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(9,218)
Costs associated with loan refinancing or payoff						(552)
Interest expense, net						(23,289)
Transaction costs						(444)
Depreciation and amortization						(25,955)
Equity in income from joint ventures						212
Income tax benefit						144
Net income						54,180
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$48,228

15. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured credit facilities and existing senior unsecured notes. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 (in thousands):
Condensed Consolidating Balance Sheet As of March 31, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,234,232	$438,898	$—	$3,673,130
Land held for development	—	1,258	21,272	—	22,530
Property under development	—	287,647	44,287	—	331,934
Mortgage notes and related accrued interest receivable	—	669,203	2,594	—	671,797
Investment in a direct financing lease, net	—	103,095	—	—	103,095
Investment in joint ventures	—	—	5,522	—	5,522
Cash and cash equivalents	11,614	1,515	1,317	—	14,446
Restricted cash	440	27,484	599	—	28,523
Accounts receivable, net	1,111	86,130	9,026	—	96,267
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	4,713,659	—	—	(4,713,659)	—
Other assets	25,203	21,759	52,576	—	99,538
Total assets	$4,752,027	$4,611,912	$576,091	$(4,893,248)	$5,046,782
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$47,853	$49,771	$3,814	$—	$101,438
Dividends payable	27,974	—	—	—	27,974
Unearned rents and interest	—	60,780	799	—	61,579
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,436,791	—	179,591	—	2,616,382
Total liabilities	2,512,618	110,551	363,793	(179,589)	2,807,373
Total equity	2,239,409	4,501,361	212,298	(4,713,659)	2,239,409
Total liabilities and equity	$4,752,027	$4,611,912	$576,091	$(4,893,248)	$5,046,782

Condensed Consolidating Balance Sheet As of December 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,164,622	$431,140	$—	$3,595,762
Land held for development	—	1,258	21,272	—	22,530
Property under development	1,010	247,239	48,861	—	297,110
Mortgage notes and related accrued interest receivable	—	612,141	1,837	—	613,978
Investment in a direct financing lease, net	—	102,698	—	—	102,698
Investment in joint ventures	—	—	5,972	—	5,972
Cash and cash equivalents	16,586	1,157	1,592	—	19,335
Restricted cash	365	8,352	1,027	—	9,744
Accounts receivable, net	556	89,145	9,238	—	98,939
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	4,521,095	—	—	(4,521,095)	—
Other assets	21,768	23,068	54,118	—	98,954
Total assets	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$63,431	$52,061	$4,266	$—	$119,758
Dividends payable	26,318	—	—	—	26,318
Unearned rents and interest	—	46,647	773	—	47,420
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,285,730	—	199,895	—	2,485,625
Total liabilities	2,375,479	98,708	384,523	(179,589)	2,679,121
Total equity	2,185,901	4,330,561	190,534	(4,521,095)	2,185,901
Total liabilities and equity	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022

Condensed Consolidating Statement of Income Three Months Ended March 31, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$93,531	$13,506	$—	$107,037
Tenant reimbursements	—	1,241	2,508	—	3,749
Other income	—	6	686	—	692
Mortgage and other financing income	232	17,372	30	—	17,634
Intercompany fee income	684	—	—	(684)	—
Interest income on intercompany notes receivable	—	2,444	—	(2,444)	—
Total revenue	916	114,594	16,730	(3,128)	129,112
Equity in subsidiaries’ earnings	85,042	—	—	(85,042)	—
Property operating expense	—	3,272	3,078	—	6,350
Intercompany fee expense	—	—	684	(684)	—
General and administrative expense	—	9,642	1,415	—	11,057
Costs associated with loan refinancing or payoff	—	—	5	—	5
Interest expense, net	31,458	(2,653)	1,887	—	30,692
Interest expense on intercompany notes payable	—	—	2,444	(2,444)	—
Transaction costs	57	—	—	—	57
Depreciation and amortization	193	24,725	3,159	—	28,077
Income before equity in income from joint ventures and other items	54,250	79,608	4,058	(85,042)	52,874
Equity in loss from joint ventures	—	—	(8)	—	(8)
Gain on sale of real estate	—	2,004	—	—	2,004
Income before income taxes	54,250	81,612	4,050	(85,042)	54,870
Income tax expense	(334)	—	(620)	—	(954)
Net income	53,916	81,612	3,430	(85,042)	53,916
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$47,964	$81,612	$3,430	$(85,042)	$47,964
Comprehensive income	$54,788	$81,612	$2,727	$(84,339)	$54,788

Condensed Consolidating Statement of Income Three Months Ended March 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$80,329	$13,449	$—	$93,778
Tenant reimbursements	—	1,349	2,516	—	3,865
Other income	—	491	719	—	1,210
Mortgage and other financing income	212	16,019	3,684	—	19,915
Intercompany fee income	653	—	—	(653)	—
Interest income on intercompany notes receivable	—	2,336	—	(2,336)	—
Total revenue	865	100,524	20,368	(2,989)	118,768
Equity in subsidiaries’ earnings	76,787	—	—	(76,787)	—
Property operating expense	—	2,663	2,818	—	5,481
Intercompany fee expense	—	—	653	(653)	—
Other expense	—	—	5	—	5
General and administrative expense	—	7,660	1,558	—	9,218
Costs associated with loan refinancing or payoff	—	—	552	—	552
Interest expense, net	22,190	(1,246)	2,345	—	23,289
Interest expense on intercompany notes payable	—	—	2,336	(2,336)	—
Transaction costs	443	—	1	—	444
Depreciation and amortization	443	22,074	3,438	—	25,955
Income before equity in income from joint ventures and other items	54,576	69,373	6,662	(76,787)	53,824
Equity in income from joint ventures	—	—	212	—	212
Income before income taxes	54,576	69,373	6,874	(76,787)	54,036
Income tax expense	(396)	—	540	—	144
Net income	54,180	69,373	7,414	(76,787)	54,180
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$48,228	$69,373	$7,414	$(76,787)	$48,228
Comprehensive income	$52,266	$69,373	$9,043	$(78,416)	$52,266

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$684	$—	$(684)	$—
Interest income (expense) on intercompany receivable/payable	—	2,444	(2,444)	—
Net cash (used) provided by other operating activities	(41,300)	106,658	9,413	74,771
Net cash (used) provided by operating activities	(40,616)	109,102	6,285	74,771
Investing activities:
Acquisition of rental properties and other assets	(251)	(60,414)	(99)	(60,764)
Proceeds from sale of real estate	—	18,105	—	18,105
Investment in mortgage notes receivable	—	(66,080)	(977)	(67,057)
Proceeds from mortgage note receivable paydown	—	8,140	—	8,140
Investment in promissory notes receivable	—	(554)	—	(554)
Proceeds from promissory notes receivable paydown	—	1,599	—	1,599
Additions to property under development	(725)	(95,709)	(3,750)	(100,184)
Advances to subsidiaries, net	(104,765)	86,169	18,596	—
Net cash (used) provided by investing activities	(105,741)	(108,744)	13,770	(200,715)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	175,000	—	—	175,000
Principal payments on debt	(25,000)	—	(20,331)	(45,331)
Deferred financing fees paid	(33)	—	—	(33)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(1)	(1)
Net proceeds from issuance of common shares	68,141	—	—	68,141
Impact of stock option exercises, net	(138)	—	—	(138)
Purchase of common shares for treasury for vesting	(6,729)	—	—	(6,729)
Dividends paid to shareholders	(69,856)	—	—	(69,856)
Net cash provided (used) by financing activities	141,385	—	(20,332)	121,053
Effect of exchange rate changes on cash	—	—	2	2
Net (decrease) increase in cash and cash equivalents	(4,972)	358	(275)	(4,889)
Cash and cash equivalents at beginning of the period	16,586	1,157	1,592	19,335
Cash and cash equivalents at end of the period	$11,614	$1,515	$1,317	$14,446

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$653	$—	$(653)	$—
Interest income (expense) on intercompany receivable/payable	—	2,336	(2,336)	—
Net cash (used) provided by other operating activities	(31,258)	86,174	14,161	69,077
Net cash (used) provided by operating activities	(30,605)	88,510	11,172	69,077
Investing activities:
Acquisition of rental properties and other assets	(66)	(36,771)	(70)	(36,907)
Proceeds from sale of real estate	—	444	1,476	1,920
Investment in mortgage note receivable	—	(53,659)	—	(53,659)
Proceeds from mortgage note receivable paydown	—	176	19,320	19,496
Additions to property under development	—	(60,332)	(1,433)	(61,765)
Advances to subsidiaries, net	(39,404)	62,022	(22,618)	—
Net cash used by investing activities	(39,470)	(88,120)	(3,325)	(130,915)
Financing activities:
Proceeds from debt facilities	162,000	—	—	162,000
Principal payments on debt	(141,000)	(575)	(7,011)	(148,586)
Deferred financing fees paid	(28)	—	(8)	(36)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(472)	(472)
Net proceeds from issuance of common shares	125,199	—	—	125,199
Impact of stock option exercises, net	(635)	—	—	(635)
Purchase of common shares for treasury for vesting	(4,208)	—	—	(4,208)
Dividends paid to shareholders	(64,823)	—	—	(64,823)
Net cash provided (used) by financing activities	76,505	(575)	(7,491)	68,439
Effect of exchange rate changes on cash	—	—	96	96
Net increase (decrease) in cash and cash equivalents	6,430	(185)	452	6,697
Cash and cash equivalents at beginning of the period	1,089	1,289	1,905	4,283
Cash and cash equivalents at end of the period	$7,519	$1,104	$2,357	$10,980

16. Subsequent Event

On April 6, 2017, the Company completed the acquisition with CNL Lifestyle Properties, Inc. (CNL Lifestyle). The Company acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at $455.5 million. Additionally, the Company provided $251.0 million of five-year, 8.5% secured debt financing to funds affiliated with Och-Ziff Real Estate (OZRE) for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Immediately following the acquisition, the Company sold the five family entertainment centers for approximately $6.8 million.
The Company’s aggregate initial investment in this transaction at closing, excluding capitalized transaction costs, was $706.5 million and was funded with $647.4 million of the Company’s common shares, consisting of 8,851,264 newly issued, registered common shares, and $59.1 million of cash, before purchase price adjustments. Calculation of final purchase price adjustments is expected to be completed during the second quarter of 2017 and will adjust the cash portion of the purchase price paid to CNL Lifestyle and the amount advanced to OZRE, which final adjustments are not expected to be material.
The number of common shares issued was determined based on a price of $73.1421 per share, which was the volume weighted average price per common share on the New York Stock Exchange for the ten business days ending on April 4, 2017. CNL Lifestyle subsequently distributed the common shares to its stockholders on April 20, 2017. The Company recorded the investment based on the April 6, 2017 closing price of $74.28. The Company's portion of the cash purchase price was funded with borrowings under its unsecured revolving credit facility.

This transaction was previously announced as a business combination and, accordingly, related expenses were recognized as transaction costs through December 31, 2016. In connection with the adoption of ASU No. 2017-01 on January 1, 2017, this transaction was determined to be an asset acquisition. As such, transaction costs related to this asset acquisition incurred in 2017 have been and will be capitalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. As of March 31, 2017, our total assets were approximately $5.0 billion (after accumulated depreciation of approximately $0.7 billion) which included investments in each of our four operating segments with properties located in 41 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 142 megaplex theatre properties, eight entertainment retail centers (which include eight additional megaplex theatre properties) and eight family entertainment centers. Our portfolio of owned entertainment properties consisted of 12.5 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Education segment included investments in 67 public charter school properties, 13 private schools and 53 early education centers. Our portfolio of owned education properties consisted of 4.3 million square feet and was 99% leased.

•
Our Recreation segment included investments in 11 ski areas, five attractions, 25 golf entertainment complexes and five other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 19.2 million square feet and was 99.2% leased. As of March 31, 2017, we had a total of approximately $331.9 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $5.5 billion at March 31, 2017. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable. Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2017 and December 31, 2016.

Of our total investments of $5.5 billion at March 31, 2017, $2.7 billion or 49% related to our Entertainment segment, $1.4 billion or 25% related to our Education segment, $1.2 billion or 23% related to our Recreation segment and $179.0 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2017 and 2016 (in millions, except per share information):

	Three Months Ended March 31,
	2017	2016	Increase
Total revenue (1)	$129.1	$118.8	9%
Net income available to common shareholders per diluted share (2)	0.75	0.77	-3%
FFOAA per diluted share (3)	1.19	1.17	2%

(1) Total revenue for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was favorably impacted by the effect of acquisitions and build-to-suit projects completed during 2017 and 2016. Total revenue for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was unfavorably impacted by the sale of nine public charter school properties accounted for as direct financing leases and note payoffs that occurred in 2016. Total revenue for the three months ended March 31, 2016 was favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property and a $0.5 million gain from an insurance claim.

(2) Net income available to common shareholders per diluted share for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was also impacted by the items effecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was favorably impacted by gains on sale of real estate recognized in 2017. Net income available to common shareholders per diluted share for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was unfavorably impacted by an increase in interest expense and general and administrative expense, as well as an increase in common shares outstanding.

(3) FFOAA per diluted share for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was favorably impacted by the results of investment spending in 2017 and 2016 and $1.9 million in termination fees recognized with the exercise of a tenant purchase option. FFOAA per diluted share for the three months ended March 31, 2017 versus the three months ended March 31, 2016 was unfavorably impacted by an increase in interest expense, an increase and general and administrative expense, an increase in common shares outstanding, as well as the sale of nine public charter school properties accounted for as direct financing leases and additional note payoffs that occurred in 2016. FFOAA per diluted share for the three months ended March 31, 2016 was favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the three months ended March 31, 2017, there were no changes to critical accounting policies except as noted below.

Accounting for Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it will be accounted for as business combination or an asset acquisition. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We have elected to early adopt ASU 2017-01 as of January 1, 2017. As a result we expect that fewer of our real estate acquisitions will be accounted for as business combinations.

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

Recent Developments

Debt Financing

During the three months ended March 31, 2017, we prepaid in full two mortgage notes payable totaling $17.9 million that were secured by two theatre properties.

Subsequent to March 31, 2017, we prepaid in full four mortgage notes payable totaling $30.2 million that were secured by four theatre properties. In addition, we prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, we expect to record a gain on early extinguishment of debt of $1.0 million for the three months ended June 30, 2017. The gain represents the difference between the fair value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

Issuance of Common Shares

During the three months ended March 31, 2017, we issued an aggregate of 928,219 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Investment Spending

Our investment spending during the three months ended March 31, 2017 totaled $227.2 million, and included investments in each of our four operating segments.

Entertainment investment spending during the three months ended March 31, 2017 totaled $30.1 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers.

Education investment spending during the three months ended March 31, 2017 totaled $105.9 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $7.3 million in acquisitions of four early education centers and an investment of $42.9 million in mortgage notes secured by eight early education centers and private schools.

Recreation investment spending during the three months ended March 31, 2017 totaled $90.5 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas and $34.2 million in acquisitions of three other recreation facilities. Additionally, included in recreation investment spending was an investment of $10.5 million in a mortgage note secured by one other recreation facility.

Other investment spending during the three months ended March 31, 2017 totaled $0.7 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following table details our investment spending by category during the three months ended March 31, 2017 and 2016 (in thousands):

Three Months Ended March 31, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$30,131	$10,625	$18,529	$—	$977
Education	105,855	49,429	—	7,315	49,111
Recreation	90,500	38,357	464	34,156	17,523
Other	735	735	—	—	—
Total Investment Spending	$227,221	$99,146	$18,993	$41,471	$67,611

Three Months Ended March 31, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$47,688	$6,651	$4,049	$14,988	$22,000
Education	45,823	43,445	—	—	2,378
Recreation	51,441	22,160	—	—	29,281
Other	186	186	—	—	—
Total Investment Spending	$145,138	$72,442	$4,049	$14,988	$53,659

The above amounts include $51 thousand and $37 thousand in capitalized payroll, $2.8 million and $2.3 million in capitalized interest and $1.6 million and $310 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2017 and 2016, respectively. Excluded from the table above is approximately $1.3 million and $1.0 million of maintenance capital expenditures for the three months ended March 31, 2017 and 2016, respectively.

Property Dispositions

During the three months ended March 31, 2017, pursuant to tenant purchase options, we completed the sale of two public charter schools located in Colorado and Arizona for net proceeds totaling $16.9 million. In connection with these sales, we recognized a gain on sale of $2.1 million. In addition, during the three months ended March 31, 2017, the Company completed the sale of a retail space located in Texas for net proceeds of $1.2 million. In connection with this sale, the Company recognized a loss on sale of $74 thousand.

Mortgage Notes Receivable

On March 30, 2017, the Company received a partial prepayment on one mortgage note receivable $4.0 million that is secured by the observation deck of the John Hancock building in Chicago, Illinois. In connection with the partial prepayment of this note, the Company received a prepayment fee of $800.0 thousand, which will be recognized over the term of the remaining note using the effective interest method.

Subsequent Event

On April 6, 2017, we completed the acquisition with CNL Lifestyle Properties, Inc. ("CNL Lifestyle") and acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at $455.5 million. Additionally, we provided $251.0 million of five-year, 8.5% secured debt financing to funds affiliated with Och-Ziff Real Estate ("OZRE") for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Immediately following the acquisition, we sold the five family entertainment centers for approximately $6.8 million.
Our aggregate initial investment in this transaction at closing, excluding capitalized transaction costs, was $706.5 million and was funded with $647.4 million of our common shares, consisting of 8,851,264 newly issued, registered common shares, and $59.1 million of cash, before purchase price adjustments. Calculation of final purchase price adjustments is expected to be completed during the second quarter of 2017 and will adjust the cash portion of the purchase price paid to CNL Lifestyle and the amount advanced to OZRE, which final adjustments are not expected to be material.
The number of common shares issued was determined based on a price of $73.1421 per share, which was the volume weighted average price per common share on the New York Stock Exchange for the ten business days ending on April 4, 2017. CNL Lifestyle subsequently distributed the common shares to its stockholders on April 20, 2017. We recorded the investment based on the April 6, 2017 closing price of $74.28. Our portion of the cash purchase price was funded with borrowings under our unsecured revolving credit facility.
This transaction was previously announced as a business combination and, accordingly, related expenses were recognized as transaction costs through December 31, 2016. In connection with the adoption of ASU No. 2017-01 on January 1, 2017, this transaction was determined to be an asset acquisition. As such, transaction costs related to this asset acquisition incurred in 2017 have been and will be capitalized.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Rental revenue was $107.0 million for the three months ended March 31, 2017 compared to $93.8 million for the three months ended March 31, 2016. This increase resulted primarily from $11.7 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, as well as an increase of $1.5 million in rental revenue on existing properties net of the impact of property dispositions. Percentage rents of $0.8 million and $0.6 million were recognized during the three months ended March 31, 2017 and 2016, respectively. Straight-line rents of $5.1 million and $3.1 million were recognized during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, we renewed one lease agreement on approximately 66,000 square feet and funded or agreed to fund an average of $74.28 per square foot in tenant improvements. We experienced an increase of approximately 28.30% in rental rates and paid no leasing commissions with respect to this lease renewal.
Other income was $0.7 million for the three months ended March 31, 2017 compared to $1.2 million for the three months ended March 31, 2016. The $0.5 million decrease was primarily due to the recognition of a gain from an insurance claim recognized during the three months ended March 31, 2016.

Mortgage and other financing income for the three months ended March 31, 2017 was $17.6 million compared to $19.9 million for the three months ended March 31, 2016. The $2.3 million decrease was primarily due to a $3.6 million prepayment fee we received in conjunction with the full prepayment of one mortgage note receivable during the three months ended March 31, 2016, as well as additional note payoffs and the sale of nine public charter school properties that were accounted for as direct financing leases during 2016. This decrease was partially offset by additional real estate lending activities during 2017 and 2016.
Our property operating expenses totaled $6.4 million for the three months ended March 31, 2017 compared to $5.5 million for the three months ended March 31, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.9 million increase resulted primarily from an increase in bad debt expense, as well as higher property operating expenses at our multi-tenant properties.
Our general and administrative expense totaled $11.1 million for the three months ended March 31, 2017 compared to $9.2 million for the three months ended March 31, 2016. The increase of $1.9 million primarily related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees.
Costs associated with loan refinancing or payoff for the three months ended March 31, 2017 was $5 thousand and related to the prepayment of two secured fixed rate mortgage notes payable. Costs associated with loan refinancing or payoff for the three months ended March 31, 2016 was $0.6 million and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayment of a mortgage note receivable.
Our net interest expense increased by $7.4 million to $30.7 million for the three months ended March 31, 2017 from $23.3 million for the three months ended March 31, 2016. This increase resulted from an increase in average borrowings.

Depreciation and amortization expense totaled $28.1 million for the three months ended March 31, 2017 compared to $26.0 million for the three months ended March 31, 2016. The $2.1 million increase resulted primarily from acquisitions and developments completed in 2017 and 2016, as well as the acceleration of depreciation on certain existing assets, and was partially offset by property dispositions.

Gain on sale of real estate was $2.0 million for the three months ended March 31, 2017 and related primarily to the exercise of two tenant purchase options on public charter school properties. There was no gain on sale of real estate for the three months ended March 31, 2016.

Income tax expense was $1.0 million for the three months ended March 31, 2017 compared to an income tax benefit of $0.1 million for the three months ended March 31, 2016 and related primarily to Canadian income taxes on our Canadian trust, as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projected located in China. The $1.1 million increase in expense related primarily to the reversal of a valuation allowance associated with the net taxable REIT subsidiaries deferred tax assets recorded in the three months ended March 31, 2016, as well as higher deferred tax expense related to our Canadian trust.

Liquidity and Capital Resources

Cash and cash equivalents were $14.4 million at March 31, 2017. In addition, we had restricted cash of $28.5 million at March 31, 2017. Of the restricted cash at March 31, 2017, $23.8 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves. The remaining $4.7 million is required in connection with our debt outstanding and relates to debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit, Term Loan Facility and Equity Issuances

As of March 31, 2017, we had total debt outstanding of $2.6 billion of which $154.6 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 4.82% at March 31, 2017. Subsequent to March 31, 2017, we prepaid in full five mortgage notes payable totaling $117.2 million that were secured by 15 theatre properties.

At March 31, 2017, we had outstanding $1.6 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2017, we had $150.0 million outstanding under our unsecured revolving credit facility, with $500.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 2.10% at March 31, 2017. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At March 31, 2017, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 2.18% at March 31, 2017, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.02% through April 5, 2019. The loan matures on April 24, 2020.

At March 31, 2017, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.  The private placement notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes discussed above.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at March 31, 2017.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2017.

During the three months ended March 31, 2017, we issued an aggregate of 928,219 common shares under the direct share purchase component of our DSPP for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $74.8 million and $69.1 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used by investing activities was $200.7 million and $130.9 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities was $121.1 million and $68.4 million for the three months ended March 31, 2017 and 2016, respectively. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2017, we had an aggregate of approximately $262.1 million of commitments to fund development projects including 15 entertainment development projects for which we had commitments to fund approximately $72.5 million, 21 education development projects for which we had commitments to fund approximately $113.1 million and six recreation development projects for which we had commitments to fund approximately $76.5 million, of which approximately $196.6 million is expected to be funded in 2017 and the remainder is expected to be funded in 2018. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of March 31, 2017, we had a commitment to fund approximately $155.0 million over the next three years, of which $2.9 million had been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $11.7 million during the three months ended March 31, 2017. We expect to receive an additional $33.2 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is currently expected to be completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2017, we had five mortgage notes receivable with commitments totaling approximately $11.2 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $10.5 million as a deferred asset included in other assets and $10.5 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2017, we had six surety bonds outstanding totaling $24.3 million.

As of March 31, 2017, we had two letters of credit totaling $5.0 million in connection with a performance guarantee to complete certain site improvements at two theatres. The letters of credit expire on June 1, 2018.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

After the payoffs made in April of 2017, we have $24.9 million in debt balloon payments coming due for the remainder of 2017. Our sources of liquidity as of March 31, 2017 to pay the above 2017 commitments include the remaining amount available under our unsecured revolving credit facility as well as unrestricted cash on hand of $14.4 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2017.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities for 2018 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as debt and equity financing alternatives or proceeds from asset dispositions. The availability and terms of any such financing or sales will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing. We may also assume mortgage debt in connection with property acquisitions.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.89x as of March 31, 2017 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. At March 31, 2017, our net debt to adjusted EBITDA ratio was in excess of our normal range as it was anticipated that significant equity would be issued post quarter-end in conjunction with the asset acquisition with CNL Lifestyle and OZRE, and that this equity issuance would have the impact of significantly lowering this ratio. Therefore, due to this transaction closing as anticipated on April 6, 2017, we expect the June 30, 2017 net debt to adjusted EBITDA ratio to revert to the normal expected range.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 46% as of March 31, 2017. Our net debt as a percentage of our total market capitalization at March 31, 2017 was 34%. We calculate our total market capitalization of $7.7 billion by aggregating the following at March 31, 2017:

•	Common shares outstanding of 64,771,388 multiplied by the last reported sales price of our common shares on the NYSE of $73.63 per share, or $4.8 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $2.6 billion.

Non-GAAP Financial Measures

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties and impairment losses of depreciable real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2017 and 2016 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2017	2016
FFO:
Net income available to common shareholders of EPR Properties	$47,964	$48,228
Gain on sale of real estate	(2,004)	—
Real estate depreciation and amortization	27,880	25,507
Allocated share of joint venture depreciation	54	60
FFO available to common shareholders of EPR Properties	$73,894	$73,795
FFO available to common shareholders of EPR Properties	$73,894	$73,795
Add: Preferred dividends for Series C preferred shares	1,941	1,941
Diluted FFO available to common shareholders of EPR Properties	$75,835	$75,736

	Three Months Ended March 31,
	2017	2016
FFOAA:
FFO available to common shareholders of EPR Properties	$73,894	$73,795
Costs associated with loan refinancing or payoff	5	552
Gain on insurance recovery (included in other income)	—	(489)
Termination fee included in gain on sale	1,920	—
Transaction costs	57	444
Deferred income tax expense (benefit)	634	(602)
FFOAA available to common shareholders of EPR Properties	$76,510	$73,700
FFOAA available to common shareholders of EPR Properties	$76,510	$73,700
Add: Preferred dividends for Series C preferred shares	1,941	1,941
Diluted FFOAA available to common shareholders of EPR Properties	$78,451	$75,641
AFFO:
FFOAA available to common shareholders of EPR Properties	$76,510	$73,700
Non-real estate depreciation and amortization	197	448
Deferred financing fees amortization	1,456	1,172
Share-based compensation expense to management and Trustees	3,458	2,765
Maintenance capital expenditures (1)	(1,601)	(1,141)
Straight-lined rental revenue	(5,051)	(3,089)
Non-cash portion of mortgage and other financing income	(555)	(928)
Amortization of above market leases, net and tenant improvements	45	48
AFFO available to common shareholders of EPR Properties	$74,459	$72,975
AFFO available to common shareholders of EPR Properties	$74,459	$72,975
Add: Preferred dividends for Series C preferred shares	1,941	1,941
Diluted AFFO available to common shareholders of EPR Properties	$76,400	$74,916

FFO per common share:
Basic	$1.15	$1.18
Diluted	1.15	1.17
FFOAA per common share:
Basic	$1.19	$1.18
Diluted	1.19	1.17
Shares used for computation (in thousands):
Basic	64,033	62,664
Diluted	64,102	62,744

Weighted average shares outstanding-diluted EPS	64,102	62,744
Effect of dilutive Series C preferred shares	2,053	2,038
Adjusted weighted average shares outstanding-diluted	66,155	64,782

Other financial information:
Dividends per common share	$1.02	$0.96

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three months ended March 31, 2017 and 2016. Therefore, the additional 2.1 million and 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the three months ended March 31, 2017 and 2016, respectively. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted per share data for the three months ended March 31, 2017 and 2016.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	March 31,
	2017	2016
Net Debt:
Debt	$2,616,382	$1,996,131
Deferred financing costs, net	28,231	17,494
Cash and cash equivalents	(14,446)	(10,980)
Net Debt	$2,630,167	$2,002,645

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$47,964	$48,228
Costs associated with loan refinancing or payoff	5	552
Interest expense, net	30,692	23,289
Transaction costs	57	444
Depreciation and amortization	28,077	25,955
Equity in loss (income) from joint ventures	8	(212)
Gain on sale of real estate	(2,004)	—
Income tax expense (benefit)	954	(144)
Preferred dividend requirements	5,952	5,952
Gain on insurance recovery (1)	—	(489)
Adjusted EBITDA (for the quarter)	$111,705	$103,575

Adjusted EBITDA (2)	$446,820	$414,300

Net Debt/Adjusted EBITDA Ratio (3)	5.89	4.83

(1) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended March 31,
	2017	2016
Income from settlement of foreign currency swap contracts	$663	$719
Gain on insurance recovery	—	489
Miscellaneous income	29	2
Other income	$692	$1,210

(2) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.
(3) At March 31, 2017, this ratio was in excess of our normal range as it was anticipated that significant equity would be issued post quarter-end in conjunction with the asset acquisition with CNL Lifestyle and OZRE, and that this equity issuance would have the impact of significantly lowering this ratio. This transaction closed as anticipated on April 6, 2017.

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

	March 31, 2017	December 31, 2016
Total Investments:
Rental properties, net of accumulated depreciation	$3,673,130	$3,595,762
Add back accumulated depreciation on rental properties	661,029	635,535
Land held for development	22,530	22,530
Property under development	331,934	297,110
Mortgage notes and related accrued interest receivable	671,797	613,978
Investment in a direct financing lease, net	103,095	102,698
Investment in joint ventures	5,522	5,972
Intangible assets, gross(1)	28,982	28,787
Notes receivable and related accrued interest receivable, net(1)	3,780	4,765
Total investments	$5,501,799	$5,307,137

Total investments	$5,501,799	$5,307,137
Cash and cash equivalents	14,446	19,335
Restricted cash	28,523	9,744
Account receivable, net	96,267	98,939
Less: accumulated depreciation on rental properties	(661,029)	(635,535)
Less: accumulated amortization on intangible assets	(14,578)	(14,008)
Prepaid expenses and other current assets	81,354	79,410
Total assets	$5,046,782	$4,865,022

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	March 31, 2017	December 31, 2016
Intangible assets, gross	$28,982	$28,787
Less: accumulated amortization on intangible assets	(14,578)	(14,008)
Notes receivable and related accrued interest receivable, net	3,780	4,765
Prepaid expenses and other current assets	81,354	79,410
Total other assets	$99,538	$98,954

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2017, we had a $650.0 million unsecured revolving credit facility with $150.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.02% through April 5, 2019.
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
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a fixed notional amount of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. Additionally, the Company entered into another forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our CAD denominated net investment in these four centers through July 2018 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.

Item 4. Controls and Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the "Westchester Action"), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached an agreement (the "Casino Development Agreement"), dated June 18, 2010. The Company moved to dismiss the complaint in the Westchester Action based on a decision issued by the Sullivan County Supreme Court (one of the two closed cases referenced above) on June 30, 2014, as affirmed by the Appellate Division, Third Department (the "Sullivan Action"). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan Action. On February 18, 2016, the Cappelli Group filed an amended complaint asserting a single cause of action for breach of the covenant of good faith and fair dealing based upon allegations the Company had interfered with plaintiffs’ ability to obtain financing which complied with the Casino Development Agreement. On March 23, 2016, the Company filed a motion to dismiss the Cappelli Group’s revised amended complaint. On January 5, 2017, the Westchester County Supreme Court denied the Company’s second motion to dismiss. Discovery is ongoing.

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

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2017 common stock	93,940	(1)	$71.80	—	$—
February 1 through February 28, 2017 common stock	—		—	—	—
March 1 through March 31, 2017 common stock	—		—	—	—
Total	93,940		$71.80	—	$—

(1) The repurchase of equity securities during January 2017 was completed in conjunction with the vesting of employee nonvested shares and employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2017.

Item 6. Exhibits

3.1
Amended and Restated Bylaws of EPR Properties (inclusive of all amendments through March 20, 2017), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 21, 2017, is hereby incorporated by reference as Exhibit 3.1.

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

EPR Properties

Dated:	May 2, 2017	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2017	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

3.1
Amended and Restated Bylaws of EPR Properties (inclusive of all amendments through March 20, 2017), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 21, 2017, is hereby incorporated by reference as Exhibit 3.1.

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