Form 10-Q
period 2017-06-30
EPR PROPERTIES
filed 2017-08-04
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At August 2, 2017, there were 73,661,866 common shares outstanding.

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
Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	Our previously completed transaction with CNL Lifestyle Properties, Inc. presents certain risks to our business, financial condition, results of operations and cash flows;

•	Global economic uncertainty and disruptions in financial markets;

•	Reduction in discretionary spending by consumers;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

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

•	The ability of our build-to-suit education tenants to achieve sufficient enrollment within expected timeframes and therefore have capacity to pay their agreed upon rent;

•	Risks relating to our tenants' exercise of purchase options or borrowers' exercise of prepayment options related to our education properties;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

i

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with security breaches and other disruptions;

•	Changes in accounting standards that may adversely affect our consolidated financial statements;

•	Fluctuations in the value of real estate income and investments;

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 1, 2017, as supplemented by Part II, Item 1A- "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $676,364 and $635,535 at June 30, 2017 and December 31, 2016, respectively	$4,288,885	$3,595,762
Land held for development	33,672	22,530
Property under development	271,692	297,110
Mortgage notes and related accrued interest receivable	941,599	613,978
Investment in a direct financing lease, net	93,307	102,698
Investment in joint ventures	5,581	5,972
Cash and cash equivalents	70,872	19,335
Restricted cash	24,255	9,744
Accounts receivable, net	106,480	98,939
Other assets	102,543	98,954
Total assets	$5,938,886	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$142,526	$119,758
Common dividends payable	25,044	20,367
Preferred dividends payable	5,952	5,951
Unearned rents and interest	71,098	47,420
Debt	2,792,920	2,485,625
Total liabilities	3,037,540	2,679,121
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 76,393,409 and 66,263,487 shares issued at June 30, 2017 and December 31, 2016, respectively	764	663
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at June 30, 2017 and December 31, 2016; liquidation preference of $134,976,250	54	54
3,449,865 and 3,450,000 Series E convertible shares issued at June 30, 2017 and December 31, 2016, respectively; liquidation preference of $86,246,625	35	35
5,000,000 Series F shares issued at June 30, 2017 and December 31, 2016; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	3,416,986	2,677,046
Treasury shares at cost: 2,732,653 and 2,616,406 common shares at June 30, 2017 and December 31, 2016, respectively	(121,533)	(113,172)
Accumulated other comprehensive income	9,698	7,734
Distributions in excess of net income	(404,708)	(386,509)
Total equity	$2,901,346	$2,185,901
Total liabilities and equity	$5,938,886	$4,865,022
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental revenue	$119,469	$96,055	$226,506	$189,833
Tenant reimbursements	3,941	3,891	7,690	7,756
Other income	1,304	2,126	1,996	3,336
Mortgage and other financing income	23,068	15,961	40,702	35,876
Total revenue	147,782	118,033	276,894	236,801
Property operating expense	6,072	5,580	12,422	11,061
Other expense	—	—	—	5
General and administrative expense	10,660	9,000	21,717	18,218
Costs associated with loan refinancing or payoff	9	339	14	891
Gain on early extinguishment of debt	(977)	—	(977)	—
Interest expense, net	32,967	22,756	63,659	46,045
Transaction costs	218	1,490	275	1,934
Impairment charges	10,195	—	10,195	—
Depreciation and amortization	33,148	25,666	61,225	51,621
Income before equity in income from joint ventures and other items	55,490	53,202	108,364	107,026
Equity in income from joint ventures	59	86	51	298
Gain on sale of real estate	25,461	2,270	27,465	2,270
Income before income taxes	81,010	55,558	135,880	109,594
Income tax expense	(475)	(423)	(1,429)	(279)
Net income	80,535	55,135	134,451	109,315
Preferred dividend requirements	(5,952)	(5,952)	(11,904)	(11,904)
Net income available to common shareholders of EPR Properties	$74,583	$49,183	$122,547	$97,411
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$1.02	$0.77	$1.79	$1.54
Diluted earnings per share data:
Net income available to common shareholders	$1.02	$0.77	$1.78	$1.54
Shares used for computation (in thousands):
Basic	73,159	63,592	68,621	63,128
Diluted	73,225	63,678	68,689	63,213
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$80,535	$55,135	$134,451	$109,315
Other comprehensive income (loss):
Foreign currency translation adjustment	4,548	921	6,222	12,142
Change in net unrealized loss on derivatives	(3,456)	(1,144)	(4,258)	(14,279)
Comprehensive income	$81,627	$54,912	$136,415	$107,178
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Six Months Ended June 30, 2017 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$2,185,901
Restricted share units issued to Trustees	19,030	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	295,754	3	—	—	5,585	(90)	—	—	5,498
Purchase of common shares for vesting	—	—	—	—	—	(6,729)	—	—	(6,729)
Amortization of nonvested shares and restricted share units	—	—	—	—	6,600	—	—	—	6,600
Share option expense	—	—	—	—	361	—	—	—	361
Foreign currency translation adjustment	—	—	—	—	—	—	6,222	—	6,222
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(4,258)	—	(4,258)
Net income	—	—	—	—	—	—	—	134,451	134,451
Issuances of common shares	935,638	9	—	—	68,468	—	—	—	68,477
Issuances of common shares for acquisition	8,851,264	89	—	—	657,384	—	—	—	657,473
Conversion of Series E Convertible Preferred shares to common shares	61	—	(135)	—	—	—	—	—	—
Stock option exercises, net	28,175	—	—	—	1,542	(1,542)	—	—	—
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(152,650)	(152,650)
Balance at June 30, 2017	76,393,409	$764	13,848,915	$139	$3,416,986	$(121,533)	$9,698	$(404,708)	$2,901,346

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$134,451	$109,315
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from early extinguishment of debt	(977)	—
Impairment charges	10,195	—
Gain on sale of real estate	(27,465)	(2,270)
Gain on insurance recovery	(606)	(2,012)
Deferred income tax expense (benefit)	684	(620)
Costs associated with loan refinancing or payoff	14	891
Equity in income from joint ventures	(51)	(298)
Distributions from joint ventures	442	511
Depreciation and amortization	61,225	51,621
Amortization of deferred financing costs	2,981	2,335
Amortization of above and below market leases, net and tenant improvements	14	96
Share-based compensation expense to management and Trustees	6,961	5,504
Increase in restricted cash	(1,714)	(1,665)
Decrease in mortgage notes accrued interest receivable	1,915	728
Decrease (increase) in accounts receivable, net	3,506	(4,327)
Increase in direct financing lease receivable	(804)	(1,736)
Increase in other assets	(2,195)	(4,745)
Decrease in accounts payable and accrued liabilities	(12,280)	(931)
Increase in unearned rents and interest	3,974	135
Net cash provided by operating activities	180,270	152,532
Investing activities:
Acquisition of and investments in rental properties and other assets	(197,097)	(138,788)
Proceeds from sale of real estate	130,726	13,129
Investment in mortgage notes receivable	(101,721)	(65,508)
Proceeds from mortgage note receivable paydown	15,610	63,685
Investment in promissory notes receivable	(1,387)	—
Proceeds from promissory note receivable paydown	1,599	—
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462
Proceeds from insurance recovery	—	2,211
Proceeds from sale of investment in a direct financing lease, net	—	825
Additions to properties under development	(196,354)	(187,216)
Net cash used by investing activities	(348,624)	(268,200)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	915,000	318,000
Principal payments on debt	(601,962)	(203,116)
Deferred financing fees paid	(7,042)	(169)
Costs associated with loan refinancing or payoff (cash portion)	(6)	(472)
Net proceeds from issuance of common shares	68,352	142,279
Impact of stock option exercises, net	—	(717)
Purchase of common shares for treasury for vesting	(6,729)	(4,208)
Dividends paid to shareholders	(147,845)	(131,701)
Net cash provided by financing activities	219,768	119,896
Effect of exchange rate changes on cash	123	(49)
Net increase in cash and cash equivalents	51,537	4,179
Cash and cash equivalents at beginning of the period	19,335	4,283
Cash and cash equivalents at end of the period	$70,872	$8,462
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2017	2016
Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$206,115	$224,057
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$23,983	$19,626
Issuance of common shares for acquisition	$657,473	$—
Assumption of liabilities net of accounts receivable for acquisition	$12,083	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$65,623	$48,608
Cash paid during the period for income taxes	$654	$1,116
Interest cost capitalized	$5,340	$5,051
Decrease (increase) in accrued capital expenditures	$9,347	$(5,598)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 1, 2017.

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

Accounting for Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it will be accounted for as business combination or an asset acquisition. In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company has elected to early adopt ASU No. 2017-01 as of January 1, 2017. As a result, the Company expects that fewer of its real estate acquisitions will be accounted for as business combinations.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $34.1 million and $29.3 million as of June 30, 2017 and December 31, 2016, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $2.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2016, mortgage and other financing income included a $3.6 million prepayment fee related to a mortgage note that was paid fully in advance of its maturity date.

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

Concentrations of Risk
On December 21, 2016, American Multi-Cinema, Inc. (AMC) announced that it closed its acquisition of Carmike Cinemas Inc. (Carmike). Including the effects of this acquisition, AMC was the lessee of a substantial portion (35%) of the megaplex theatre rental properties held by the Company at June 30, 2017. For the six months ended June 30, 2017, approximately $57.6 million or 20.8% of the Company's total revenues were derived from rental payments by AMC. For the six months ended June 30, 2016, approximately $43.6 million or 18.4% of the Company's total revenues were derived from rental payments by AMC and approximately $9.9 million or 4.2% of the Company's total revenues were derived from rental payments by Carmike. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

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

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $7.0 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $361 thousand and $460 thousand for the six months ended June 30, 2017 and 2016, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $6.0 million and $4.5 million for the six months ended June 30, 2017 and 2016, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $599 thousand and $533 thousand for the six months ended June 30, 2017 and 2016, respectively.

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

Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard which was approved in July 2015. In February 2017, the FASB issued ASU No. 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets. ASU No. 2017-05 provides guidance on how entities recognize sales, including partial sales, of nonfinancial assets (and in-substance nonfinancial assets) to noncustomers. ASU No. 2017-05 requires the seller to recognize a full gain or loss in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. Both ASU No. 2014-09 and 2017-05 will become effective for the Company beginning with the first quarter 2018. The standards permit the use of either the full retrospective method or the modified retrospective method.  The Company anticipates it will use the modified retrospective method for transition under both standards, in which case the cumulative effect of applying the standards, if any, would be recognized at the date of initial application. ASU No. 2014-09 does not apply to revenue recognition for lease contracts or mortgage and other financing income.  For the six months ended June 30, 2017, 84.6% of the Company’s revenue is recognized pursuant to lease contracts and 14.7% of revenue is related to mortgage and other financing income.  Based on the Company’s review of its revenue streams, the Company has identified sales of real estate as being in scope for this new standard for the first quarter of 2018. The Company does not anticipate a significant change to the timing of revenue upon adoption of this new revenue standard as rental properties have primarily been disposed of in all cash transactions with no contingencies and no future involvement in the operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land leases and other arrangements for which it is the lessee and will be required to recognize these arrangements on the financial statements. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has assembled an implementation team and is currently beginning the assessment of the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. The Company does not expect a significant change in its leasing activity between now and adoption. The Company believes substantially all of its leases will continue to be classified as operating leases under the new standard. Subsequent to the adoption of the new standard, common area maintenance provided in lease contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, the Company will be required to recognize revenues associated with leases separately from revenues associated with common area maintenance. The Company is continuing to evaluate whether the variable payment provisions in the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of lease and non-lease revenue.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, which amends ASC Topic 230, Statement of Cash Flows. The standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact. The primary change will be to include restricted cash in cash and cash equivalents.

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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Buildings and improvements	$3,800,488	$3,272,865
Furniture, fixtures & equipment	84,463	40,684
Land	1,054,524	917,748
Leasehold interests	25,774	—
	4,965,249	4,231,297
Accumulated depreciation	(676,364)	(635,535)
Total	$4,288,885	$3,595,762
Depreciation expense on rental properties was $59.3 million and $49.8 million for the six months ended June 30, 2017 and 2016, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2017 totaled $1.2 billion, and included investments in each of its four operating segments.

Entertainment investment spending during the six months ended June 30, 2017 totaled $114.2 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $47.9 million in acquisitions of three megaplex theatres.

Education investment spending during the six months ended June 30, 2017 totaled $182.2 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $27.0 million in acquisitions of seven early education centers and one public charter school and an investment of $70.5 million in mortgage notes receivable.

Recreation investment spending during the six months ended June 30, 2017 totaled $866.1 million, including the transaction with CNL Lifestyle Properties Inc. (CNL Lifestyle) and funds affiliated with Och-Ziff Real Estate (OZRE) valued at $730.8 million discussed below. Additionally, included in recreation investment spending was build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, $34.2 million in acquisitions of three other recreation facilities, and an investment of $10.5 million in a mortgage note secured by one other recreation facility.

On April 6, 2017, the Company completed a transaction with CNL Lifestyle and OZRE. The Company acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks), five small family entertainment centers and certain related working capital for aggregate consideration valued at $479.8 million, including final purchase price adjustments. Additionally, the Company provided $251.0 million of secured debt financing to OZRE for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Subsequent to the transaction, the Company sold the five family entertainment centers for approximately $6.8 million and one waterpark for approximately $2.5 million. No gain or loss was recognized on these sales.

The secured debt financing with OZRE has an initial term of five years with three 2.5 year options to extend. The note bears interest fixed at 8.5%. The Company received a $3.0 million origination fee upon closing that will be recognized using the effective interest method.
The Company assumed long-term, triple-net leases on the Northstar California Resort and three of the attractions properties and entered into new long-term, triple-net lease agreements on the remaining attractions properties at closing. Additionally, the Company assumed ground lease agreements on nine of the properties.
The Company’s aggregate investment in this transaction was $730.8 million and was funded with $657.5 million of the Company’s common shares, consisting of 8,851,264 newly issued registered common shares valued at $74.28 per share, $61.2 million of cash and assumed working capital liabilities (net of assumed accounts receivable) of $12.1 million. CNL Lifestyle subsequently distributed the common shares to its stockholders on April 20, 2017. The Company's portion of the cash purchase price was funded with borrowings under its unsecured revolving credit facility.
This transaction was previously announced as a business combination and, accordingly, related expenses were recognized as transaction costs through December 31, 2016. In connection with the adoption of ASU No. 2017-01 on January 1, 2017, this transaction was determined to be an asset acquisition. As such, transaction costs related to this asset acquisition incurred in 2017 have been capitalized.
The aggregate investment of $730.8 million in this transaction was recorded as follows (in thousands):

April 6, 2017
Rental properties, net	$481,006
Mortgage notes and related accrued interest receivable	251,038
Tradenames (included in other assets)	6,355
Below market leases (included in accounts payable and accrued liabilities)	(7,611)
Total investment	$730,788
Other investment spending during the six months ended June 30, 2017 totaled $0.8 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

During the six months ended June 30, 2017, the Company completed the sale of four entertainment properties for net proceeds totaling $72.3 million. In connection with these sales, the Company recognized a gain on sale of $19.4 million.

During the six months ended June 30, 2017, pursuant to tenant purchase options, the Company completed the sale of four public charter schools located in Colorado and Arizona for net proceeds totaling $39.1 million. In connection with these sales, the Company recognized a gain on sale of $6.2 million. Additionally, the Company completed the sale of two education facilities for net proceeds of $9.8 million. In connection with these sales, the Company recognized a gain on sale of $1.9 million.

During the six months ended June 30, 2017, the Company received a partial prepayment of $4.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock building in Chicago, Illinois. In connection with the partial prepayment of this note, the Company received a prepayment fee of $800.0 thousand, which is being recognized over the term of the remaining note using the effective interest method.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Receivable from tenants	$15,822	$7,564
Receivable from non-tenants	76	497
Receivable from insurance proceeds	782	1,967
Receivable from Sullivan County Infrastructure Revenue Bonds	18,959	22,164
Straight-line rent receivable	71,925	67,618
Allowance for doubtful accounts	(1,084)	(871)
Total	$106,480	$98,939

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 12 public charter school properties as of June 30, 2017 and December 31, 2016, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Total minimum lease payments receivable	$210,375	$215,753
Estimated unguaranteed residual value of leased assets	82,350	85,247
Less deferred income (1)	(192,120)	(198,302)
Less allowance for lease losses	(7,298)	—
Investment in a direct financing lease, net	$93,307	$102,698

(1) Deferred income is net of $1.3 million of initial direct costs at June 30, 2017 and December 31, 2016.

During the three months ended June 30, 2017, the Company entered into negotiations with Imagine to reduce future rental payments and/or the term of the leases on six properties. As a result of the revised lease terms, the Company anticipates the lease agreements on these six properties will be classified as operating leases effective in the third quarter of 2017. Management evaluated whether it could recover its investment in these leases taking into account the revised lease terms and independent appraisals prepared as of June 30, 2017, and determined  the carrying value of the investment in the direct financing leases exceeded the expected lease payments to be received and residual values for these six leases. Accordingly, the Company recorded an impairment charge of $9.6 million during the three months ended June 30, 2017, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value. The Company determined that no allowance for losses was necessary at December 31, 2016.

Additionally, during the three months ended June 30, 2017, the Company performed its annual review of the estimated unguaranteed residual value on its other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, the Company recorded an impairment charge of the unguaranteed residual value of $0.6 million during the three months ended June 30, 2017.

The Company’s direct financing lease has expiration dates ranging from approximately 15 to 18 years. Future minimum rentals receivable on this direct financing lease at June 30, 2017 are as follows (in thousands):

Amount
Year:
2017	$5,479
2018	11,182
2019	11,517
2020	11,863
2021	12,219
Thereafter	158,115
Total	$210,375

7. Debt and Capital Markets

During the six months ended June 30, 2017, the Company prepaid in full six mortgage notes payable totaling $48.1 million that were secured by six theatre properties. In addition, the Company prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, the Company recorded a gain on early extinguishment of debt of $1.0 million for the three months ended June 30, 2017. The gain represents the difference between the fair value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

On May 23, 2017, the Company issued $450.0 million in aggregate principal amount of senior notes due on June 1, 2027 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on June 1 and December 1 of each year beginning on December 1, 2017 until the stated maturity date of June 1, 2027. The notes were issued at 99.393% of their face value and are unsecured and guaranteed by certain of the Company's subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

During the six months ended June 30, 2017, the Company issued an aggregate of 928,219 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

During the six months ended June 30, 2017, the Company issued 8,851,264 common shares in connection with the transactions with CNL Lifestyle and OZRE. See Note 4 for further information.

Subsequent to June 30, 2017, the Company prepaid in full three mortgage notes payable totaling $24.9 million that were secured by three theatre properties.

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

Consolidated VIEs
As of June 30, 2017, the Company had invested approximately $14.9 million in one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at June 30, 2017 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At June 30, 2017, the Company's recorded investment in two unconsolidated VIEs totaled $177.5 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $177.5 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $0.3 million and $2.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $29.5 million and $35.9 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2017 and December 31, 2016, respectively. The Company had not posted or received collateral with its derivative counterparties as of June 30, 2017 or December 31, 2016. See Note 10 for disclosures relating to the fair value of the derivative instruments as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, the Company had three interest rate swap agreements to fix the interest rate on $240.0 million of the unsecured term loan facility at 3.78% from January 5, 2016 to July 5, 2017.  Additionally, as of June 30, 2017, the Company had two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2017 and 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2017, the Company estimates that during the twelve months ending June 30, 2018, $0.5 million will be reclassified from AOCI to interest expense.

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

As of June 30, 2017, the Company had USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company estimates that during the twelve months ending June 30, 2018, $2.4 million of gains will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the six months ended June 30, 2017 and 2016. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2017 and 2016.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2017 and 2016 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2017	2016	2017	2016
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(297)	$(1,769)	$207	$(6,626)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(913)	(1,339)	(1,984)	(2,653)
Cross Currency Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	(209)	(88)	(375)	(1,438)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	697	595	1,359	1,314
Currency Forward Agreements
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	(3,166)	(31)	(4,715)	(7,554)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion)	—	—	—	—
Total
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(3,672)	$(1,888)	$(4,883)	$(15,618)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(216)	(744)	(625)	(1,339)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the fair value of the Company’s derivatives in a liability position related to these agreements was $0.3 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $0.1 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2017 and December 31, 2016 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
June 30, 2017
Cross-Currency Swaps*	$—	$2,424	$—	$2,424
Currency Forward Agreements*	$—	$27,067	$—	$27,067
Interest Rate Swap Agreements**	$—	$(290)	$—	$(290)
December 31, 2016:
Cross-Currency Swaps*	$—	$4,158	$—	$4,158
Currency Forward Agreements*	$—	$31,782	$—	$31,782
Interest Rate Swap Agreements**	$—	$(2,482)	$—	$(2,482)
*Included in "Other assets" in the accompanying consolidated balance sheets.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the six months ended June 30, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Six Months Ended June 30, 2017
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
June 30, 2017
Investment in a direct financing lease, net	$—	$—	$35,807	$35,807

As discussed further in Note 6, during the three months ended June 30, 2017, the Company recorded impairment charges totaling $10.2 million related to its investment in a direct financing lease, net. Management estimated the fair values of this investment taking into account various factors including independent appraisals, input from an outside broker and current market conditions. The Company determined, based on the inputs, that its valuation of the investment was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2017 and December 31, 2016:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2017, the Company had a carrying value of $941.6 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.45%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 12.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $972.8 million with an estimated weighted average market rate of 8.53% at June 30, 2017.

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

Investment in a direct financing lease, net:
At June 30, 2017, the Company measured $35.8 million of its investment in a direct financing lease, net at fair value as noted in the table above. The remaining fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2017, the carrying value of the remaining investment in a direct financing lease was $57.5 million, with a weighted average effective interest rate of 11.98%. At June 30, 2017, the investment in a direct financing lease bears interest at effective rates of 11.90% to 12.38%. The carrying value of the $57.5 million investment in a direct financing lease approximated the fair market value at June 30, 2017.

At December 31, 2016, the Company had an investment in a direct financing lease with a carrying value of $102.7 million, and a weighted average effective interest rate of 12.00%. At December 31, 2016, the investment in a direct financing lease bears interest at effective interest rates of 11.79% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at December 31, 2016.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2017, the Company had a carrying value of $375.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 3.28%. The carrying value of the variable rate debt outstanding approximated the fair market value at June 30, 2017.

At December 31, 2016, the Company had a carrying value of $375.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 3.23%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2016.

At June 30, 2017 and December 31, 2016, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At June 30, 2017, the Company had a carrying value of $2.45 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.16%. Discounting the future cash flows for fixed rate debt using June 30, 2017 market rates of 3.06% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.56 billion with an estimated weighted average market rate of 4.03% at June 30, 2017.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2017 and 2016 (amounts in thousands except per share information):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$80,535			$134,451
Less: preferred dividend requirements	(5,952)			(11,904)
Net income available to common shareholders	$74,583	73,159	$1.02	$122,547	68,621	$1.79
Diluted EPS:
Net income available to common shareholders	$74,583	73,159		$122,547	68,621
Effect of dilutive securities:
Share options	—	66		—	68
Net income available to common shareholders	$74,583	73,225	$1.02	$122,547	68,689	$1.78

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$55,135			$109,315
Less: preferred dividend requirements	(5,952)			(11,904)
Net income available to common shareholders	$49,183	63,592	$0.77	$97,411	63,128	$1.54
Diluted EPS:
Net income available to common shareholders	$49,183	63,592		$97,411	63,128
Effect of dilutive securities:
Share options	—	86		—	85
Net income available to common shareholders	$49,183	63,678	$0.77	$97,411	63,213	$1.54

The additional 2.1 million and 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, respectively, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2017 and 2016. However, options to purchase 5 thousand and 84 thousand shares of common shares at per share prices ranging from $61.79 to $76.63 and $61.79 were outstanding for the three months ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 5 thousand and 85 thousand shares of common shares, respectively at per share prices ranging from $61.79 to $76.63 and $61.79 were outstanding for the six months ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2017, there were 1,633,001 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93
Exercised	(28,175)	46.86	—	61.79	54.74
Granted	2,215	76.63	—	76.63	76.63
Forfeited/Expired	(1,342)	51.64	—	60.03	59.52
Outstanding at June 30, 2017	258,684	$19.02	—	$76.63	$51.80
The weighted average fair value of options granted was $7.91 during the six months ended June 30, 2017. There were no options granted during the six months ended June 30, 2016. The intrinsic value of stock options exercised was $0.5 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company repurchased 21,177 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2017 with a total value of $1.5 million. At June 30, 2017, stock-option expense to be recognized in future periods was $0.6 million.

The expense related to share options included in the determination of net income for the six months ended June 30, 2017 and 2016 was $0.4 million and $0.5 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the six months ended June 30, 2017: risk-free interest rate of 2.1%, dividend yield of 5.4%, volatility factors in the expected market price of the Company’s common shares of 22.0%, 0.74% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at June 30, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.9
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.5
40.00 - 49.99	86,913	4.6
50.00 - 59.99	75,995	6.3
60.00 - 69.99	81,036	7.6
70.00 - 76.63	2,215	9.7
	258,684	6.0	$51.80	$5,202
The following table summarizes exercisable options at June 30, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.9
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.5
40.00 - 49.99	86,913	4.6
50.00 - 59.99	51,332	6.2
60.00 - 69.99	38,375	7.6
70.00 - 76.63	—	—
	189,145	5.5	$49.28	$4,273

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	534,317	$59.22
Granted	295,754	76.53
Vested	(208,822)	57.43
Forfeited	(1,342)	66.88
Outstanding at June 30, 2017	619,907	$68.07	1.46
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $15.0 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, unamortized share-based compensation expense related to nonvested shares was $27.3 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	15,805	$70.93
Granted	19,030	70.91
Vested	(15,805)	70.93
Outstanding at June 30, 2017	19,030	$70.91	0.83

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2017, unamortized share-based compensation expense related to restricted share units was $1.1 million.

13. Other Commitments and Contingencies

As of June 30, 2017, the Company had an aggregate of approximately $175.7 million of commitments to fund development projects including 17 entertainment development projects for which it had commitments to fund approximately $65.5 million, 16 education development projects for which it had commitments to fund approximately $55.5 million, and five recreation development projects for which it had commitments to fund approximately $54.7 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of June 30, 2017, the Company had a commitment to fund approximately $155.0 million over the next three years, of which $5.0 million had been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $11.7 million during the three months ended March 31, 2017. The Company expects to receive an additional $33.2 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is currently expected to be completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2017, the Company had eight mortgage notes receivable with commitments totaling approximately $11.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $10.5 million as a deferred asset included in other assets and $10.5 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2017, the Company had six surety bonds outstanding totaling $24.3 million.

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

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of June 30, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,200,480	$1,434,537	$1,993,713	$201,163	$108,993	$5,938,886

	As of December 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,168,669	$1,308,288	$1,120,498	$202,394	$65,173	$4,865,022

Operating Data:
	Three Months Ended June 30, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$65,462	$22,333	$29,384	$2,290	$—	$119,469
Tenant reimbursements	3,941	—	—	—	—	3,941
Other income	606	1	—	—	697	1,304
Mortgage and other financing income	1,096	8,868	13,104	—	—	23,068
Total revenue	71,105	31,202	42,488	2,290	697	147,782

Property operating expense	5,545	32	29	353	113	6,072
Total investment expenses	5,545	32	29	353	113	6,072
Net operating income - before unallocated items	65,560	31,170	42,459	1,937	584	141,710

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(10,660)
Costs associated with loan refinancing or payoff						(9)
Gain on early extinguishment of debt						977
Interest expense, net						(32,967)
Transaction costs						(218)
Impairment charges						(10,195)
Depreciation and amortization						(33,148)
Equity in income from joint ventures						59
Gain on sale of real estate						25,461
Income tax expense						(475)
Net income						80,535
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$74,583

Operating Data:
	Three Months Ended June 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$61,258	$17,717	$14,789	$2,291	$—	$96,055
Tenant reimbursements	3,891	—	—	—	—	3,891
Other income	210	—	1,321	—	595	2,126
Mortgage and other financing income	1,481	7,178	7,268	34	—	15,961
Total revenue	66,840	24,895	23,378	2,325	595	118,033

Property operating expense	5,335	—	—	103	142	5,580
Total investment expenses	5,335	—	—	103	142	5,580
Net operating income - before unallocated items	61,505	24,895	23,378	2,222	453	112,453

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(9,000)
Costs associated with loan refinancing or payoff						(339)
Interest expense, net						(22,756)
Transaction costs						(1,490)
Depreciation and amortization						(25,666)
Equity in income from joint ventures						86
Gain on sale of real estate						2,270
Income tax expense						(423)
Net income						55,135
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$49,183

Operating Data:
	Six Months Ended June 30, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$130,553	$44,690	$46,683	$4,580	$—	$226,506
Tenant reimbursements	7,690	—	—	—	—	7,690
Other income	612	1	—	—	1,383	1,996
Mortgage and other financing income	2,275	17,417	21,010	—	—	40,702
Total revenue	141,130	62,108	67,693	4,580	1,383	276,894

Property operating expense	11,380	32	57	693	260	12,422
Total investment expenses	11,380	32	57	693	260	12,422
Net operating income - before unallocated items	129,750	62,076	67,636	3,887	1,123	264,472

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(21,717)
Costs associated with loan refinancing or payoff						(14)
Gain on early extinguishment of debt						977
Interest expense, net						(63,659)
Transaction costs						(275)
Impairment charges						(10,195)
Depreciation and amortization						(61,225)
Equity in income from joint ventures						51
Gain on sale of real estate						27,465
Income tax expense						(1,429)
Net income						134,451
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$122,547

Operating Data:
	Six Months Ended June 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$121,396	$34,897	$29,485	$4,055	$—	$189,833
Tenant reimbursements	7,754	2	—	—	—	7,756
Other income	214	—	1,810	—	1,312	3,336
Mortgage and other financing income	3,633	17,909	14,266	68	—	35,876
Total revenue	132,997	52,808	45,561	4,123	1,312	236,801

Property operating expense	10,587	—	8	186	280	11,061
Other expense	—	—	—	5	—	5
Total investment expenses	10,587	—	8	191	280	11,066
Net operating income - before unallocated items	122,410	52,808	45,553	3,932	1,032	225,735

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(18,218)
Costs associated with loan refinancing or payoff						(891)
Interest expense, net						(46,045)
Transaction costs						(1,934)
Depreciation and amortization						(51,621)
Equity in income from joint ventures						298
Gain on sale of real estate						2,270
Income tax expense						(279)
Net income						109,315
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$97,411

15. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured credit facilities and existing senior unsecured notes. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 (in thousands):
Condensed Consolidating Balance Sheet As of June 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,394,620	$894,265	$—	$4,288,885
Land held for development	—	12,400	21,272	—	33,672
Property under development	2	227,534	44,156	—	271,692
Mortgage notes and related accrued interest receivable	—	936,219	5,380	—	941,599
Investment in a direct financing lease, net	—	93,307	—	—	93,307
Investment in joint ventures	—	—	5,581	—	5,581
Cash and cash equivalents	65,428	3,858	1,586	—	70,872
Restricted cash	1,400	22,515	340	—	24,255
Accounts receivable, net	710	93,920	11,850	—	106,480
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	5,634,271	—	—	(5,634,271)	—
Other assets	22,804	23,861	55,878	—	102,543
Total assets	$5,724,615	$4,987,823	$1,040,308	$(5,813,860)	$5,938,886
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$61,349	$64,417	$16,760	$—	$142,526
Dividends payable	30,996	—	—	—	30,996
Unearned rents and interest	—	64,956	6,142	—	71,098
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,730,924	—	61,996	—	2,792,920
Total liabilities	2,823,269	129,373	264,487	(179,589)	3,037,540
Total equity	2,901,346	4,858,450	775,821	(5,634,271)	2,901,346
Total liabilities and equity	$5,724,615	$4,987,823	$1,040,308	$(5,813,860)	$5,938,886

Condensed Consolidating Balance Sheet As of December 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,164,622	$431,140	$—	$3,595,762
Land held for development	—	1,258	21,272	—	22,530
Property under development	1,010	247,239	48,861	—	297,110
Mortgage notes and related accrued interest receivable	—	612,141	1,837	—	613,978
Investment in a direct financing lease, net	—	102,698	—	—	102,698
Investment in joint ventures	—	—	5,972	—	5,972
Cash and cash equivalents	16,586	1,157	1,592	—	19,335
Restricted cash	365	8,352	1,027	—	9,744
Accounts receivable, net	556	89,145	9,238	—	98,939
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	4,521,095	—	—	(4,521,095)	—
Other assets	21,768	23,068	54,118	—	98,954
Total assets	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$63,431	$52,061	$4,266	$—	$119,758
Dividends payable	26,318	—	—	—	26,318
Unearned rents and interest	—	46,647	773	—	47,420
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,285,730	—	199,895	—	2,485,625
Total liabilities	2,375,479	98,708	384,523	(179,589)	2,679,121
Total equity	2,185,901	4,330,561	190,534	(4,521,095)	2,185,901
Total liabilities and equity	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022

Condensed Consolidating Statement of Income Three Months Ended June 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$95,048	$24,421	$—	$119,469
Tenant reimbursements	—	1,440	2,501	—	3,941
Other income	—	607	697	—	1,304
Mortgage and other financing income	232	22,771	65	—	23,068
Intercompany fee income	678	—	—	(678)	—
Interest income on intercompany notes receivable	—	2,411	—	(2,411)	—
Total revenue	910	122,277	27,684	(3,089)	147,782
Equity in subsidiaries’ earnings	115,062	—	—	(115,062)	—
Property operating expense	—	3,060	3,012	—	6,072
Intercompany fee expense	—	—	678	(678)	—
General and administrative expense	—	8,688	1,972	—	10,660
Costs associated with loan refinancing or payoff	—	—	9	—	9
Gain on early extinguishment of debt	—	—	(977)	—	(977)
Interest expense, net	34,602	(2,461)	826	—	32,967
Interest expense on intercompany notes payable	—	—	2,411	(2,411)	—
Transaction costs	218	—	—	—	218
Impairment charges	—	10,195	—	—	10,195
Depreciation and amortization	237	25,236	7,675	—	33,148
Income before equity in income from joint ventures and other items	80,915	77,559	12,078	(115,062)	55,490
Equity in income from joint ventures	—	—	59	—	59
Gain on sale of real estate	—	24,343	1,118	—	25,461
Income before income taxes	80,915	101,902	13,255	(115,062)	81,010
Income tax expense	(380)	—	(95)	—	(475)
Net income	80,535	101,902	13,160	(115,062)	80,535
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$74,583	$101,902	$13,160	$(115,062)	$74,583
Comprehensive income	$81,627	$101,902	$13,635	$(115,537)	$81,627

Condensed Consolidating Statement of Income Three Months Ended June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$82,393	$13,662	$—	$96,055
Tenant reimbursements	—	1,372	2,519	—	3,891
Other income	—	1,329	797	—	2,126
Mortgage and other financing income	212	15,659	90	—	15,961
Intercompany fee income	688	—	—	(688)	—
Interest income on intercompany notes receivable	—	2,500	—	(2,500)	—
Total revenue	900	103,253	17,068	(3,188)	118,033
Equity in subsidiaries’ earnings	78,883	—	—	(78,883)	—
Property operating expense	—	2,555	3,025	—	5,580
Intercompany fee expense	—	—	688	(688)	—
Other expense	—	—	—	—	—
General and administrative expense	—	7,718	1,282	—	9,000
Costs associated with loan refinancing or payoff	—	339	—	—	339
Interest expense, net	22,437	(1,954)	2,273	—	22,756
Interest expense on intercompany notes payable	—	—	2,500	(2,500)	—
Transaction costs	1,394	—	96	—	1,490
Depreciation and amortization	446	21,674	3,546	—	25,666
Income before equity in income from joint ventures and other items	55,506	72,921	3,658	(78,883)	53,202
Equity in income from joint ventures	—	—	86	—	86
Gain on sale of real estate	—	2,270	—	—	2,270
Income before income taxes	55,506	75,191	3,744	(78,883)	55,558
Income tax expense	(371)	—	(52)	—	(423)
Net income	55,135	75,191	3,692	(78,883)	55,135
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$49,183	$75,191	$3,692	$(78,883)	$49,183
Comprehensive income	$54,912	$75,191	$3,900	$(79,091)	$54,912

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$188,579	$37,927	$—	$226,506
Tenant reimbursements	—	2,681	5,009	—	7,690
Other income	—	613	1,383	—	1,996
Mortgage and other financing income	464	40,143	95	—	40,702
Intercompany fee income	1,362	—	—	(1,362)	—
Interest income on intercompany notes receivable	—	4,855	—	(4,855)	—
Total revenue	1,826	236,871	44,414	(6,217)	276,894
Equity in subsidiaries’ earnings	200,104	—	—	(200,104)	—
Property operating expense	—	6,322	6,100	—	12,422
Intercompany fee expense	—	—	1,362	(1,362)	—
General and administrative expense	—	18,278	3,439	—	21,717
Costs associated with loan refinancing or payoff	—	—	14	—	14
Gain on early extinguishment of debt	—	—	(977)	—	(977)
Interest expense, net	66,060	(5,114)	2,713	—	63,659
Interest expense on intercompany notes payable	—	—	4,855	(4,855)	—
Transaction costs	275	—	—	—	275
Impairment charges	—	10,195	—	—	10,195
Depreciation and amortization	430	49,961	10,834	—	61,225
Income before equity in income from joint ventures and other items	135,165	157,229	16,074	(200,104)	108,364
Equity in income from joint ventures	—	—	51	—	51
Gain on sale of real estate	—	26,347	1,118	—	27,465
Income before income taxes	135,165	183,576	17,243	(200,104)	135,880
Income tax expense	(714)	—	(715)	—	(1,429)
Net income	134,451	183,576	16,528	(200,104)	134,451
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$122,547	$183,576	$16,528	$(200,104)	$122,547
Comprehensive income	$136,415	$183,576	$16,299	$(199,875)	$136,415

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$162,722	$27,111	$—	$189,833
Tenant reimbursements	—	2,721	5,035	—	7,756
Other income	—	1,820	1,516	—	3,336
Mortgage and other financing income	424	31,678	3,774	—	35,876
Intercompany fee income	1,341	—	—	(1,341)	—
Interest income on intercompany notes receivable	—	4,836	—	(4,836)	—
Total revenue	1,765	203,777	37,436	(6,177)	236,801
Equity in subsidiaries’ earnings	155,670	—	—	(155,670)	—
Property operating expense	—	5,218	5,843	—	11,061
Intercompany fee expense	—	—	1,341	(1,341)	—
Other expense	—	—	5	—	5
General and administrative expense	—	15,378	2,840	—	18,218
Costs associated with loan refinancing or payoff	—	339	552	—	891
Interest expense, net	44,627	(3,200)	4,618	—	46,045
Interest expense on intercompany notes payable	—	—	4,836	(4,836)	—
Transaction costs	1,837	—	97	—	1,934
Depreciation and amortization	889	43,748	6,984	—	51,621
Income before equity in income from joint ventures and other items	110,082	142,294	10,320	(155,670)	107,026
Equity in income from joint ventures	—	—	298	—	298
Gain on sale of real estate	—	2,270	—	—	2,270
Income before income taxes	110,082	144,564	10,618	(155,670)	109,594
Income tax (expense) benefit	(767)	—	488	—	(279)
Net income	109,315	144,564	11,106	(155,670)	109,315
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$97,411	$144,564	$11,106	$(155,670)	$97,411
Comprehensive income	$107,178	$144,564	$12,943	$(157,507)	$107,178

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,362	$—	$(1,362)	$—
Interest income (expense) on intercompany receivable/payable	—	4,855	(4,855)	—
Net cash (used) provided by other operating activities	(58,920)	211,488	27,702	180,270
Net cash (used) provided by operating activities	(57,558)	216,343	21,485	180,270
Investing activities:
Acquisition of rental properties and other assets	(942)	(141,528)	(54,627)	(197,097)
Proceeds from sale of real estate	203	101,281	29,242	130,726
Investment in mortgage notes receivable	—	(97,958)	(3,763)	(101,721)
Proceeds from mortgage note receivable paydown	—	15,610	—	15,610
Investment in promissory notes receivable	—	(1,387)	—	(1,387)
Proceeds from promissory notes receivable paydown	—	1,599	—	1,599
Additions to property under development	(727)	(186,284)	(9,343)	(196,354)
Advances to subsidiaries, net	(248,870)	95,025	153,845	—
Net cash (used) provided by investing activities	(250,336)	(213,642)	115,354	(348,624)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	915,000	—	—	915,000
Principal payments on debt	(465,000)	—	(136,962)	(601,962)
Deferred financing fees paid	(7,042)	—	—	(7,042)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(6)	(6)
Net proceeds from issuance of common shares	68,352	—	—	68,352
Purchase of common shares for treasury for vesting	(6,729)	—	—	(6,729)
Dividends paid to shareholders	(147,845)	—	—	(147,845)
Net cash provided (used) by financing activities	356,736	—	(136,968)	219,768
Effect of exchange rate changes on cash	—	—	123	123
Net increase (decrease) in cash and cash equivalents	48,842	2,701	(6)	51,537
Cash and cash equivalents at beginning of the period	16,586	1,157	1,592	19,335
Cash and cash equivalents at end of the period	$65,428	$3,858	$1,586	$70,872

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,341	$—	$(1,341)	$—
Interest income (expense) on intercompany receivable/payable	—	4,836	(4,836)	—
Net cash (used) provided by other operating activities	(43,623)	171,721	24,434	152,532
Net cash (used) provided by operating activities	(42,282)	176,557	18,257	152,532
Investing activities:
Acquisition of rental properties and other assets	(107)	(138,578)	(103)	(138,788)
Proceeds from sale of real estate	—	11,652	1,477	13,129
Investment in mortgage note receivable	—	(65,508)	—	(65,508)
Proceeds from mortgage note receivable paydown	—	44,365	19,320	63,685
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462	—	43,462
Proceeds from insurance recovery	—	1,810	401	2,211
Proceeds from sale of investments in a direct financing lease, net	—	825	—	825
Additions to property under development	(25)	(184,213)	(2,978)	(187,216)
Advances to subsidiaries, net	(110,593)	134,876	(24,283)	—
Net cash used by investing activities	(110,725)	(151,309)	(6,166)	(268,200)
Financing activities:
Proceeds from debt facilities	318,000	—	—	318,000
Principal payments on debt	(167,000)	(25,455)	(10,661)	(203,116)
Deferred financing fees paid	(161)	—	(8)	(169)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(472)	(472)
Net proceeds from issuance of common shares	142,279	—	—	142,279
Impact of stock option exercises, net	(717)	—	—	(717)
Purchase of common shares for treasury for vesting	(4,208)	—	—	(4,208)
Dividends paid to shareholders	(131,701)	—	—	(131,701)
Net cash provided (used) by financing activities	156,492	(25,455)	(11,141)	119,896
Effect of exchange rate changes on cash	—	—	(49)	(49)
Net increase (decrease) in cash and cash equivalents	3,485	(207)	901	4,179
Cash and cash equivalents at beginning of the period	1,089	1,289	1,905	4,283
Cash and cash equivalents at end of the period	$4,574	$1,082	$2,806	$8,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. As of June 30, 2017, our total assets were approximately $5.9 billion (after accumulated depreciation of approximately $0.7 billion) which included investments in each of our four operating segments with properties located in 43 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 144 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and eight family entertainment centers. Our portfolio of owned entertainment properties consisted of 12.4 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Education segment included investments in 67 public charter school properties, 14 private schools and 59 early education centers. Our portfolio of owned education properties consisted of 4.2 million square feet and was 99% leased.

•
Our Recreation segment included investments in 26 ski areas, 20 attractions, 27 golf entertainment complexes and five other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 19.3 million square feet and was 99.3% leased. As of June 30, 2017, we had a total of approximately $271.7 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $6.4 billion at June 30, 2017. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing lease, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2017 and December 31, 2016.

Of our total investments of $6.4 billion at June 30, 2017, $2.7 billion or 43% related to our Entertainment segment, $1.4 billion or 22% related to our Education segment, $2.1 billion or 32% related to our Recreation segment and $179.0 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2017 and 2016 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase	2017	2016	Increase
Total revenue (1)	$147.8	$118.0	25%	$276.9	$236.8	17%
Net income available to common shareholders per diluted share (2)	1.02	0.77	32%	1.78	1.54	16%
FFOAA per diluted share (3)	1.29	1.17	10%	2.48	2.33	6%

(1) Total revenue for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was favorably impacted by the effect of investment spending, including our transaction with CNL Lifestyle Properties Inc. ("CNL Lifestyle") and funds affiliated with Och-Ziff Real estate ("OZRE") which closed on April 6, 2017. Total revenue for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was unfavorably impacted by property dispositions and note payoffs that occurred in 2017 and 2016, as well as lower gains related to insurance claims. Total revenue for the six months ended June 30, 2016 was favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

(2) Net income available to common shareholders per diluted share for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was also impacted by the items affecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was favorably impacted by higher gains on sale of real estate and a gain on early extinguishment of debt recognized in 2017, as well as lower transaction costs. Net income available to common shareholders per diluted share for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was unfavorably impacted by a $10.2 million impairment charge recognized in 2017, increases in interest expense, general and administrative expense and bad debt expense, as well as an increase in common shares outstanding primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE. Additionally, net income available to common shareholders per diluted share for the six months ended June 30, 2017 versus the six months ended June 30, 2016 was unfavorably impacted by an increase in income tax expense.

(3) FFOAA per diluted share for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was favorably impacted by the effect of investment spending in 2017 and 2016, including our transaction with CNL Lifestyle and OZRE which closed on April 6, 2017, and termination fees recognized with the exercise of tenant purchase options. FFOAA per diluted share for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016 was unfavorably impacted by increases in interest expense, general and administrative expense, bad debt expense, and common shares outstanding, primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE, as well as property dispositions and note payoffs that occurred in 2017 and 2016. FFOAA per diluted share for the six months ended June 30, 2016 was favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the six months ended June 30, 2017, there were no changes to critical accounting policies except as noted below.

Accounting for Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it will be accounted for as business combination or an asset acquisition. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We have elected to early adopt ASU 2017-01 as of January 1, 2017. As a result, we expect that fewer of our real estate acquisitions will be accounted for as business combinations.

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

Recent Developments

Debt Financing

During the six months ended June 30, 2017, we prepaid in full six mortgage notes payable totaling $48.1 million that were secured by six theatre properties. In addition, we prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, we recorded a gain on early extinguishment of debt of $1.0 million for the three months ended June 30, 2017. The gain represents the difference between the fair value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

On May 23, 2017, we issued $450.0 million in aggregate principal amount of senior notes due on June 1, 2027 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on June 1 and December 1 of each year beginning on December 1, 2017 until the stated maturity date of June 1, 2027. The notes were issued at 99.393% of their face value and are unsecured and guaranteed by certain of our subsidiaries. We used the net proceeds from the note offering to pay down our unsecured revolving credit facility, invest in mortgage notes secured by education properties and for general business purposes.

Subsequent to June 30, 2017, we prepaid in full three mortgage notes payable totaling $24.9 million that were secured by three theatre properties.

Issuance of Common Shares

During the six months ended June 30, 2017, we issued an aggregate of 928,219 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

During the six months ended June 30, 2017, we also issued 8,851,264 common shares in connection with our transaction with CNL Lifestyle and OZRE.

Investment Spending

Our investment spending during the six months ended June 30, 2017 totaled $1.2 billion, and included investments in each of our four operating segments.

Entertainment investment spending during the six months ended June 30, 2017 totaled $114.2 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $47.9 million in acquisitions of three megaplex theatres.

Education investment spending during the six months ended June 30, 2017 totaled $182.2 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $27.0 million in acquisitions of seven early education centers and one public charter school and an investment of $70.5 million in mortgage notes receivable.

Recreation investment spending during the six months ended June 30, 2017 totaled $866.1 million, including the transaction with CNL Lifestyle and OZRE valued at $730.8 million discussed below. Additionally, included in recreation investment spending was build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, $34.2 million in acquisitions of three other recreation facilities, and an investment of $10.5 million in a mortgage note secured by one other recreation facility.

On April 6, 2017, we completed a transaction with CNL Lifestyle and OZRE. We acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks), five small family entertainment centers and certain related working capital for aggregate consideration valued at $479.8 million, including final purchase price adjustments. Additionally, we provided $251.0 million of secured debt financing to OZRE for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Subsequent to the transaction, we sold the five family entertainment centers for approximately $6.8 million and one waterpark for approximately $2.5 million. No gain or loss was recognized on these sales. See Note 4 for further information.

Other investment spending during the six months ended June 30, 2017 totaled $0.8 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following table details our investment spending by category during the six months ended June 30, 2017 and 2016 (in thousands):

Six Months Ended June 30, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$114,227	$26,913	$35,646	$47,905	$3,763
Education	182,188	84,685	—	26,963	70,540
Recreation	866,134	79,419	579	513,906	272,230
Other	763	763	—	—	—
Total Investment Spending	$1,163,312	$191,780	$36,225	$588,774	$346,533

Six Months Ended June 30, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$164,310	$20,676	$11,892	$109,742	$22,000
Education	116,189	111,898	—	—	4,291
Recreation	91,060	51,743	100	—	39,217
Other	238	238	—	—	—
Total Investment Spending	$371,797	$184,555	$11,992	$109,742	$65,508

The above amounts include $71 thousand and $83 thousand in capitalized payroll, $5.3 million and $5.1 million in capitalized interest and $2.7 million and $751 thousand in capitalized other general and administrative direct project costs for the six months ended June 30, 2017 and 2016, respectively. Excluded from the table above is approximately $2.8 million and $2.6 million of maintenance capital expenditures for the six months ended June 30, 2017 and 2016, respectively. In addition, excluded from the table above is $17.1 million of infrastructure spending for the Adelaar casino and resort project for the six months ended June 30, 2016.

Property Dispositions

During the six months ended June 30, 2017, we completed the sale of four entertainment properties for net proceeds totaling $72.3 million. In connection with these sales, we recognized a gain on sale of $19.4 million.

During the six months ended June 30, 2017, pursuant to tenant purchase options, we completed the sale of four public charter schools located in Colorado and Arizona for net proceeds totaling $39.1 million. In connection with these sales, we recognized a gain on sale of $6.2 million. Additionally, we completed the sale of two education facilities for net proceeds of $9.8 million. In connection with these sales, we recognized a gain on sale of $1.9 million.

Mortgage Notes Receivable

During the six months ended June 30, 2017, we received a partial prepayment of $4.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock building in Chicago, Illinois. In connection with the partial prepayment of this note, the Company received a prepayment fee of $800.0 thousand, which is being recognized over the term of the remaining note using the effective interest method.

Investment in a Direct Financing Lease
As previously discussed, we are committed to increasing the tenant diversity of our public charter school portfolio and reducing the concentration with Imagine Schools, Inc. ("Imagine"). As part of this effort, we have engaged various brokers to help in this process and part of their feedback included the need for additional lease term on these assets. To facilitate this change, during the three months ended June 30, 2017, we entered into negotiations with Imagine to restructure the leases on six properties. In exchange for lowering the existing annual cash payments by approximately $0.5 million and reducing the remaining lease term to 10 years, Imagine agreed that upon the sale of these properties, they would enter into new 20 year leases with the buyer(s). While we believe the restructure will aid in the disposition of these assets, the changes will result in the lease structure no longer being classified as a direct financing lease. Accordingly, we recorded an impairment charge of $9.6 million during the three months ended June 30, 2017, which included an allowance for lease loss of $7.3 million and an impairment charge of $2.3 million related to the estimated unguaranteed residual value.

Additionally, during the three months ended June 30, 2017, we performed our annual review of the estimated unguaranteed residual value on our other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, we recorded an impairment of the unguaranteed residual value of $0.6 million during the three months ended June 30, 2017.

Early Childhood Education Tenant Update

In July 2017, we entered into a temporary agreement with one of our early childhood education tenants. This tenant's cash flow has been negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization. The agreement with this tenant requires monthly payments and continues through September 15, 2017, provided the agreement can be terminated earlier by us under certain conditions including the failure to make the required monthly payments. This restructuring process is complicated by the tenant having multiple landlords, but we believe we have made significant progress. During this term of the agreement, we intend to conclude discussions to permanently restructure our position with the tenant and the leases, which discussions have included a potential sale to a third party of a substantial portion of the properties leased to the tenant. During the first two quarters of 2017, the tenant has made no payments with respect to our leases. We have accrued rent for this tenant during 2017 at levels that approximate our estimate of the final restructured reduced rent amounts which are expected to be made effective as of the beginning of 2017.

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Rental revenue was $119.5 million for the three months ended June 30, 2017 compared to $96.1 million for the three months ended June 30, 2016. This increase resulted primarily from $23.2 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017, as well as an increase of $0.2 million in rental revenue on existing properties net of the impact of property dispositions. Percentage rents of $1.6 million and $0.4 million were recognized during the three months ended June 30, 2017 and 2016, respectively. Straight-line rents of $4.0 million and $3.3 million were recognized during the three months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017, we renewed six lease agreements on approximately 479,000 square feet and funded or agreed to fund an average of $36.35 per square foot in tenant improvements. We experienced an increase of approximately 9.38% in rental rates and paid no leasing commissions with respect to these lease renewals.
Other income was $1.3 million for the three months ended June 30, 2017 compared to $2.1 million for the three months ended June 30, 2016. The $0.8 million decrease was primarily due a higher gain from an insurance claim recognized during the three months ended June 30, 2016.

Mortgage and other financing income for the three months ended June 30, 2017 was $23.1 million compared to $16.0 million for the three months ended June 30, 2016. The $7.1 million increase was primarily due to additional real estate lending activities during 2017 and 2016, including our investment in a mortgage note receivable with OZRE secured by 14 ski properties which closed on April 6, 2017. This increase was partially offset by the sale of nine public charter school properties that were accounted for as direct financing leases during 2016.
Our property operating expenses totaled $6.1 million for the three months ended June 30, 2017 compared to $5.6 million for the three months ended June 30, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.5 million increase resulted primarily from an increase in bad debt expense, as well as higher property operating expenses at our multi-tenant properties.
Our general and administrative expense totaled $10.7 million for the three months ended June 30, 2017 compared to $9.0 million for the three months ended June 30, 2016. The increase of $1.7 million primarily related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees.
Gain on early extinguishment of debt for the three months ended June 30, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the three months ended June 30, 2016.
Our net interest expense increased by $10.2 million to $33.0 million for the three months ended June 30, 2017 from $22.8 million for the three months ended June 30, 2016. This increase resulted from an increase in average borrowings as well as an increase in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.2 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. The decrease of $1.3 million was due to a decrease in potential and terminated transactions as well as our early adoption of ASU 2017-01.

Impairment charges for the three months ended June 30, 2017 totaled $10.2 million and related to six charter school properties included in our investment in a direct financing lease. There were no impairment charges for the three months ended June 30, 2016. See Note 6 for further information.

Depreciation and amortization expense totaled $33.1 million for the three months ended June 30, 2017 compared to $25.7 million for the three months ended June 30, 2016. The $7.4 million increase resulted primarily from acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions.

Gain on sale of real estate was $25.5 million for the three months ended June 30, 2017 and related to the sale of three entertainment properties, the exercise of two tenant purchase options on public charter school properties and the sale of two additional education properties. Gain on sale of real estate was $2.3 million for the three months ended June 30, 2016 and related to the exercise of a tenant purchase option on one of our public charter school properties.

Six Months Ended June 30, 2017 compared to six months ended June 30, 2016

Rental revenue was $226.5 million for the six months ended June 30, 2017 compared to $189.8 million for the six months ended June 30, 2016. This increase resulted primarily from $34.9 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017, as well as an increase of $1.8 million in rental revenue on existing properties net of the impact of property dispositions. Percentage rents of $2.5 million and $1.0 million were recognized during the six months ended June 30, 2017 and 2016, respectively. Straight-line rents of $9.1 million and $6.4 million were recognized during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, we renewed seven lease agreements on approximately 545,000 square feet and funded or agreed to fund an average of $40.95 per square foot in tenant improvements. We experienced an increase of approximately 11.67% in rental rates and paid no leasing commissions with respect to these lease renewals.
Other income was $2.0 million for the six months ended June 30, 2017 compared to $3.3 million for the six months ended June 30, 2016. The $1.3 million decrease was primarily due to a higher gain from an insurance claim recognized during the six months ended June 30, 2016.

Mortgage and other financing income for the six months ended June 30, 2017 was $40.7 million compared to $35.9 million for the six months ended June 30, 2016. The $4.8 million increase was primarily due to additional real estate lending activities during 2017 and 2016, including our investment in a mortgage note receivable with OZRE secured by 14 ski properties which closed on April 6, 2017. This increase was offset by a $3.6 million prepayment fee we received in conjunction with the full prepayment of one mortgage note receivable during the six months ended June 30, 2016, as well as the sale of nine public charter school properties that were accounted for as direct financing leases during 2016.
Our property operating expenses totaled $12.4 million for the six months ended June 30, 2017 compared to $11.1 million for the six months ended June 30, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.3 million increase resulted primarily from an increase in bad debt expense, as well as higher property operating expenses at our multi-tenant properties.
Our general and administrative expense totaled $21.7 million for the six months ended June 30, 2017 compared to $18.2 million for the six months ended June 30, 2016. The increase of $3.5 million primarily related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees.
Costs associated with loan refinancing or payoff for the six months ended June 30, 2017 was $14 thousand and related to the prepayment of secured fixed rate mortgage notes payable. Costs associated with loan refinancing or payoff for the six months ended June 30, 2016 was $0.9 million and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayment of two mortgage notes receivable.
Gain on early extinguishment of debt for the six months ended June 30, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the six months ended June 30, 2016.
Our net interest expense increased by $17.7 million to $63.7 million for the six months ended June 30, 2017 from $46.0 million for the six months ended June 30, 2016. This increase resulted from an increase in average borrowings as well as an increase in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.3 million for the six months ended June 30, 2017 compared to $1.9 million for the six months ended June 30, 2016. The decrease of $1.6 million was due to a decrease in potential and terminated transactions as well as our early adoption of ASU 2017-01.

Impairment charges for the six months ended June 30, 2017 totaled $10.2 million and related to six charter school properties included in our investment in a direct financing lease. There were no impairment charges for the six months ended June 30, 2016. See Note 6 for further information.

Depreciation and amortization expense totaled $61.2 million for the six months ended June 30, 2017 compared to $51.6 million for the six months ended June 30, 2016. The $9.6 million increase resulted primarily from acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions.

Gain on sale of real estate was $27.5 million for the six months ended June 30, 2017 and related to the sale of four entertainment properties, the exercise of four tenant purchase options on public charter school properties and the sale of two education properties. Gain on sale of real estate was $2.3 million for the six months ended June 30, 2016 and related to the exercise of a tenant purchase option on one of our public charter school properties.

Income tax expense was $1.4 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016 and related primarily to Canadian income taxes on our Canadian trust and Federal income taxes on our taxable REIT subsidiaries, as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projected located in China. The $1.1 million increase in expense related primarily to the reversal of a valuation allowance associated with the taxable REIT subsidiaries, deferred tax assets recorded in the six months ended June 30, 2016, as well as higher deferred tax expense related to our Canadian trust.

Liquidity and Capital Resources

Cash and cash equivalents were $70.9 million at June 30, 2017. In addition, we had restricted cash of $24.3 million at June 30, 2017. Of the restricted cash at June 30, 2017, $19.5 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $4.4 million related to escrow deposits held for potential acquisitions and redevelopments. The remaining $0.4 million was required in connection with our debt outstanding and related to debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit, Term Loan Facility and Equity Issuances

At June 30, 2017, we had total debt outstanding of $2.8 billion of which $37.0 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.91% at June 30, 2017.

At June 30, 2017, we had outstanding $2.1 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2017, we had no outstanding balance under our unsecured revolving credit facility, with $650.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 2.47% at June 30, 2017. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At June 30, 2017, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 2.45% at June 30, 2017, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.94% through April 5, 2019. The loan matures on April 24, 2020.

At June 30, 2017, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.  The private placement notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes discussed above.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at June 30, 2017.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2017.

During the six months ended June 30, 2017, we issued an aggregate of 928,219 common shares under the direct share purchase component of our DSPP for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

During the six months ended June 30, 2017, we issued 8,851,264 common shares in connection with the transactions with CNL Lifestyle and OZRE. See Note 4 for further information.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $180.3 million and $152.5 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used by investing activities was $348.6 million and $268.2 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities was $219.8 million and $119.9 million for the six months ended June 30, 2017 and 2016, respectively. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2017, we had an aggregate of approximately $175.7 million of commitments to fund development projects including 17 entertainment development projects for which we had commitments to fund approximately $65.5 million, 16 education development projects for which we had commitments to fund approximately $55.5 million and five recreation development projects for which we had commitments to fund approximately $54.7 million, of which approximately $111.5 million is expected to be funded in 2017 and the remainder is expected to be funded in 2018. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of June 30, 2017, we had a commitment to fund approximately $155.0 million over the next three years, of which $5.0 million had been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $11.7 million during the three months ended March 31, 2017. We expect to receive an additional $33.2 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is currently expected to be completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2017, we had eight mortgage notes receivable with commitments totaling approximately $11.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $10.5 million as a deferred asset included in other assets and $10.5 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2017, we had six surety bonds outstanding totaling $24.3 million.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

After the payoffs of the three mortgage notes made subsequent to June 30, 2017, we had $11.6 million in debt balloon payments coming due in 2018. Our sources of liquidity as of June 30, 2017 to pay the above 2017 commitments include the remaining amount available under our unsecured revolving credit facility as well as unrestricted cash on hand of $70.9 million (balance prior to mortgage note payoffs totaling $24.9 million made subsequent to June 30, 2017). Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2017.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.28x as of June 30, 2017 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 42% as of June 30, 2017. Our net debt as a percentage of our total market capitalization at June 30, 2017 was 33%. We calculate our total market capitalization of $8.4 billion by aggregating the following at June 30, 2017:

•	Common shares outstanding of 73,660,756 multiplied by the last reported sales price of our common shares on the NYSE of $71.87 per share, or $5.3 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $2.8 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing lease (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2017 and 2016 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
FFO:
Net income available to common shareholders of EPR Properties	$74,583	$49,183	$122,547	$97,411
Gain on sale of real estate	(25,461)	(2,270)	(27,465)	(2,270)
Real estate depreciation and amortization	32,906	25,216	60,786	50,723
Allocated share of joint venture depreciation	54	58	108	118
Impairment of direct financing lease - residual value portion (1)	2,897	—	2,897	—
FFO available to common shareholders of EPR Properties	$84,979	$72,187	$158,873	$145,982
FFO available to common shareholders of EPR Properties	$84,979	$72,187	$158,873	$145,982
Add: Preferred dividends for Series C preferred shares	1,941	1,941	3,882	3,882
Diluted FFO available to common shareholders of EPR Properties	$86,920	$74,128	$162,755	$149,864

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

FFOAA:
FFO available to common shareholders of EPR Properties	$84,979	$72,187	$158,873	$145,982
Costs associated with loan refinancing or payoff	9	339	14	891
Gain on insurance recovery (included in other income)	(606)	(1,523)	(606)	(2,012)
Termination fee included in gain on sale	3,900	2,270	5,820	2,270
Gain on early extinguishment of debt	(977)	—	(977)	—
Transaction costs	218	1,490	275	1,934
Deferred income tax expense (benefit)	50	(18)	684	(620)
Impairment of direct financing lease - allowance for lease loss portion (1)	7,298	—	7,298	—
FFOAA available to common shareholders of EPR Properties	$94,871	$74,745	$171,381	$148,445
FFOAA available to common shareholders of EPR Properties	$94,871	$74,745	$171,381	$148,445
Add: Preferred dividends for Series C preferred shares	1,941	1,941	3,882	3,882
Diluted FFOAA available to common shareholders of EPR Properties	$96,812	$76,686	$175,263	$152,327
AFFO:
FFOAA available to common shareholders of EPR Properties	$94,871	$74,745	$171,381	$148,445
Non-real estate depreciation and amortization	242	450	439	898
Deferred financing fees amortization	1,525	1,163	2,981	2,335
Share-based compensation expense to management and Trustees	3,503	2,739	6,961	5,504
Maintenance capital expenditures (2)	(1,590)	(1,859)	(3,191)	(3,000)
Straight-lined rental revenue	(4,009)	(3,264)	(9,060)	(6,353)
Non-cash portion of mortgage and other financing income	(901)	(1,017)	(1,456)	(1,945)
Amortization of above and below market leases, net and tenant improvements	(31)	48	14	96
AFFO available to common shareholders of EPR Properties	$93,610	$73,005	$168,069	$145,980
AFFO available to common shareholders of EPR Properties	$93,610	$73,005	$168,069	$145,980
Add: Preferred dividends for Series C preferred shares	1,941	—	3,882	—
Diluted AFFO available to common shareholders of EPR Properties	$95,551	$73,005	$171,951	$145,980

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
FFO per common share:
Basic	$1.16	$1.14	$2.32	$2.31
Diluted	1.15	1.13	2.30	2.30
FFOAA per common share:
Basic	$1.30	$1.18	$2.50	$2.35
Diluted	1.29	1.17	2.48	2.33
Shares used for computation (in thousands):
Basic	73,159	63,592	68,621	63,128
Diluted	73,225	63,678	68,689	63,213

Weighted average shares outstanding-diluted EPS	73,225	63,678	68,689	63,213
Effect of dilutive Series C preferred shares	2,063	2,045	2,058	2,042
Adjusted weighted average shares outstanding-diluted	75,288	65,723	70,747	65,255

Other financial information:
Dividends per common share	$1.02	$0.96	$2.04	$1.92

(1)
Impairment charges recognized during the three and six months ended June 30, 2017 total $10.2 million and related to our investment in a direct financing lease, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 6 for further information.

(2)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three and six months ended June 30, 2017 and 2016. Therefore, the additional 2.1 million and 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the three and six months ended June 30, 2017 and 2016, respectively. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted per share data for the three and six months ended June 30, 2017 and 2016.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as net income available to common shareholders excluding costs associated with loan refinancing or payoff, interest expense (net), depreciation and amortization, equity in (income) loss from joint ventures, gain (loss) on the sale of real estate, gain on early extinguishment of debt, gain on insurance recovery, income tax expense (benefit), preferred dividend requirements, the effect of non-cash impairment charges, retirement severance expense, the provision for loan losses and transaction costs (benefit), and which is then multiplied by four to get an annual amount.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	June 30,
	2017	2016
Net Debt:
Debt	$2,792,920	$2,098,265
Deferred financing costs, net	34,086	16,829
Cash and cash equivalents	(70,872)	(8,462)
Net Debt	$2,756,134	$2,106,632

	Three Months Ended June 30,
	2017	2016
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$74,583	$49,183
Costs associated with loan refinancing or payoff	9	339
Gain on early extinguishment of debt	(977)	—
Interest expense, net	32,967	22,756
Transaction costs	218	1,490
Impairment charges	10,195	—
Depreciation and amortization	33,148	25,666
Equity in income from joint ventures	(59)	(86)
Gain on sale of real estate	(25,461)	(2,270)
Income tax expense	475	423
Preferred dividend requirements	5,952	5,952
Gain on insurance recovery (1)	(606)	(1,523)
Adjusted EBITDA (for the quarter)	$130,444	$101,930

Adjusted EBITDA (2)	$521,776	$407,720

Net Debt/Adjusted EBITDA Ratio	5.28	5.17

(1) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended June 30,
	2017	2016
Income from settlement of foreign currency swap contracts	$697	$595
Gain on insurance recovery	606	1,523
Miscellaneous income	1	8
Other income	$1,304	$2,126

(2) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments

Total investments is a non-GAAP financial measure defined as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing lease, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total investments to total assets (computed in accordance with GAAP) is included in the following table (unaudited, in thousands):

	June 30, 2017	December 31, 2016
Total Investments:
Rental properties, net of accumulated depreciation	$4,288,885	$3,595,762
Add back accumulated depreciation on rental properties	676,364	635,535
Land held for development	33,672	22,530
Property under development	271,692	297,110
Mortgage notes and related accrued interest receivable	941,599	613,978
Investment in a direct financing lease, net	93,307	102,698
Investment in joint ventures	5,581	5,972
Intangible assets, gross(1)	37,335	28,787
Notes receivable and related accrued interest receivable, net(1)	4,673	4,765
Total investments	$6,353,108	$5,307,137

Total investments	$6,353,108	$5,307,137
Cash and cash equivalents	70,872	19,335
Restricted cash	24,255	9,744
Account receivable, net	106,480	98,939
Less: accumulated depreciation on rental properties	(676,364)	(635,535)
Less: accumulated amortization on intangible assets	(15,310)	(14,008)
Prepaid expenses and other current assets	75,845	79,410
Total assets	$5,938,886	$4,865,022

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	June 30, 2017	December 31, 2016
Intangible assets, gross	$37,335	$28,787
Less: accumulated amortization on intangible assets	(15,310)	(14,008)
Notes receivable and related accrued interest receivable, net	4,673	4,765
Prepaid expenses and other current assets	75,845	79,410
Total other assets	$102,543	$98,954

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2017, we had a $650.0 million unsecured revolving credit facility with no outstanding balance and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.94% through April 5, 2019.
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

Item 4. Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company's build-to-suit education tenants may not achieve sufficient enrollment within expected timeframes and therefore may not be able to pay their agreed upon rent, which could adversely affect the Company's financial results.

A significant portion of the Company's education investments include investments in build-to-suit projects. When construction is completed for these projects, tenants may require some period of time to achieve full enrollment, and the Company may provide them with lease terms that are more favorable to the tenant during this timeframe. Tenants that fail to achieve sufficient enrollment within expected timeframes may be unable to pay their rent pursuant to the agreed upon lease terms or at all. If the Company is required to restructure lease terms or take other action with respect to the applicable property, its financial results may be impacted by lower lease revenues, recording an impairment loss, writing off rental amounts or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended June 30, 2017.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2017.

Item 6. Exhibits

4.1
Indenture, dated May 23, 2017, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as     trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed     on May 23, 2017, is hereby incorporated as Exhibit 4.1.

4.2	Form of 4.500% Senior Note due 2027 (included as Exhibit A to Exhibit 4.1 above).
4.3*	Ownership Limit Waiver Agreement, dated May 17, 2017, among the Company, LDR Preferred Income Fund, LLC and LDR Capital Management, LLC, is attached hereto as Exhibit 4.3.
10.1
EPR Properties Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the     Company's Form 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated as     Exhibit 10.1.

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

EPR Properties

Dated:	August 3, 2017	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2017	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

4.1
Indenture, dated May 23, 2017, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as     trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated as Exhibit 4.1.

4.2	Form of 4.500% Senior Note due 2027 (included as Exhibit A to Exhibit 4.1 above).
4.3*	Ownership Limit Waiver Agreement, dated May 17, 2017, among the Company, LDR Preferred Income Fund, LLC and LDR Capital Management, LLC, is attached hereto as Exhibit 4.3.
10.1
EPR Properties Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the     Company's Form 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated as     Exhibit 10.1.

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