Form 10-Q
period 2017-09-30
EPR PROPERTIES
filed 2017-11-09
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At November 7, 2017, there were 73,666,045 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $711,384 and $635,535 at September 30, 2017 and December 31, 2016, respectively	$4,535,994	$3,595,762
Land held for development	33,674	22,530
Property under development	284,211	297,110
Mortgage notes and related accrued interest receivable	972,371	613,978
Investment in a direct financing lease, net	57,698	102,698
Investment in joint ventures	5,616	5,972
Cash and cash equivalents	11,412	19,335
Restricted cash	24,323	9,744
Accounts receivable, net	99,213	98,939
Other assets	108,498	98,954
Total assets	$6,133,010	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$140,582	$119,758
Common dividends payable	25,046	20,367
Preferred dividends payable	5,951	5,951
Unearned rents and interest	85,198	47,420
Debt	2,987,925	2,485,625
Total liabilities	3,244,702	2,679,121
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 76,397,669 and 66,263,487 shares issued at September 30, 2017 and December 31, 2016, respectively	764	663
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at September 30, 2017 and December 31, 2016; liquidation preference of $134,976,250	54	54
3,449,165 and 3,450,000 Series E convertible shares issued at September 30, 2017 and December 31, 2016, respectively; liquidation preference of $86,229,125	34	35
5,000,000 Series F shares issued at September 30, 2017 and December 31, 2016; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	3,420,867	2,677,046
Treasury shares at cost: 2,732,736 and 2,616,406 common shares at September 30, 2017 and December 31, 2016, respectively	(121,539)	(113,172)
Accumulated other comprehensive income	10,919	7,734
Distributions in excess of net income	(422,841)	(386,509)
Total equity	$2,888,308	$2,185,901
Total liabilities and equity	$6,133,010	$4,865,022
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental revenue	$122,827	$102,282	$349,333	$292,115
Tenant reimbursements	3,734	3,821	11,424	11,577
Other income	522	2,476	2,518	5,812
Mortgage and other financing income	24,314	17,031	65,016	52,907
Total revenue	151,397	125,610	428,291	362,411
Property operating expense	6,340	5,626	18,762	16,687
Other expense	—	—	—	5
General and administrative expense	12,070	9,091	33,787	27,309
Costs associated with loan refinancing or payoff	1,477	14	1,491	905
Gain on early extinguishment of debt	—	—	(977)	—
Interest expense, net	34,194	24,265	97,853	70,310
Transaction costs	113	2,947	388	4,881
Impairment charges	—	—	10,195	—
Depreciation and amortization	34,694	27,601	95,919	79,222
Income before equity in income from joint ventures and other items	62,509	56,066	170,873	163,092
Equity in income from joint ventures	35	203	86	501
Gain on sale of real estate	997	1,615	28,462	3,885
Income before income taxes	63,541	57,884	199,421	167,478
Income tax expense	(587)	(358)	(2,016)	(637)
Net income	62,954	57,526	197,405	166,841
Preferred dividend requirements	(5,951)	(5,951)	(17,855)	(17,855)
Net income available to common shareholders of EPR Properties	$57,003	$51,575	$179,550	$148,986
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$0.77	$0.81	$2.55	$2.35
Diluted earnings per share data:
Net income available to common shareholders	$0.77	$0.81	$2.55	$2.35
Shares used for computation (in thousands):
Basic	73,663	63,627	70,320	63,296
Diluted	73,724	63,747	70,385	63,393
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$62,954	$57,526	$197,405	$166,841
Other comprehensive income (loss):
Foreign currency translation adjustment	7,317	(2,802)	13,539	9,340
Change in net unrealized (loss) gain on derivatives	(6,096)	4,015	(10,354)	(10,264)
Comprehensive income	$64,175	$58,739	$200,590	$165,917
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2017 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$2,185,901
Restricted share units issued to Trustees	19,030	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	295,754	3	—	—	5,585	(90)	—	—	5,498
Purchase of common shares for vesting	—	—	—	—	—	(6,729)	—	—	(6,729)
Amortization of nonvested shares and restricted share units	—	—	—	—	10,038	—	—	—	10,038
Share option expense	—	—	—	—	528	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	—	—	13,539	—	13,539
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(10,354)	—	(10,354)
Net income	—	—	—	—	—	—	—	197,405	197,405
Issuances of common shares	939,472	9	—	—	68,739	—	—	—	68,748
Issuances of common shares for acquisition	8,851,264	89	—	—	657,384	—	—	—	657,473
Conversion of Series E Convertible Preferred shares to common shares	381	—	(835)	(1)	—	—	—	—	(1)
Stock option exercises, net	28,281	—	—	—	1,547	(1,548)	—	—	(1)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(233,737)	(233,737)
Balance at September 30, 2017	76,397,669	$764	13,848,215	$138	$3,420,867	$(121,539)	$10,919	$(422,841)	$2,888,308

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$197,405	$166,841
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from early extinguishment of debt	(977)	—
Impairment charges	10,195	—
Gain on sale of real estate	(28,462)	(3,885)
Gain on insurance recovery	(606)	(3,837)
Deferred income tax expense (benefit)	911	(664)
Costs associated with loan refinancing or payoff	1,491	905
Equity in income from joint ventures	(86)	(501)
Distributions from joint ventures	442	511
Depreciation and amortization	95,919	79,222
Amortization of deferred financing costs	4,579	3,522
Amortization of above and below market leases, net and tenant improvements	(41)	138
Share-based compensation expense to management and Trustees	10,566	8,282
Increase in restricted cash	(744)	(1,463)
Decrease (increase) in mortgage notes accrued interest receivable	875	(188)
Decrease (increase) in accounts receivable, net	10,220	(19,066)
Increase in direct financing lease receivable	(1,003)	(2,503)
Increase in other assets	(2,225)	(5,193)
Decrease in accounts payable and accrued liabilities	(13,969)	(5,260)
Increase (decrease) in unearned rents and interest	15,818	(1,088)
Net cash provided by operating activities	300,308	215,773
Investing activities:
Acquisition of and investments in rental properties and other assets	(354,277)	(177,362)
Proceeds from sale of real estate	136,467	20,651
Investment in mortgage notes receivable	(130,076)	(80,786)
Proceeds from mortgage note receivable paydown	16,608	63,876
Investment in promissory notes receivable	(1,868)	(66)
Proceeds from promissory note receivable paydown	1,599	—
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462
Proceeds from insurance recovery	579	3,036
Proceeds from sale of investment in a direct financing lease, net	—	825
Additions to properties under development	(304,084)	(288,887)
Net cash used by investing activities	(635,052)	(415,251)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	1,175,000	854,360
Principal payments on debt	(667,091)	(587,109)
Deferred financing fees paid	(14,207)	(3,047)
Costs associated with loan refinancing or payoff (cash portion)	(7)	(482)
Net proceeds from issuance of common shares	68,552	142,452
Impact of stock option exercises, net	—	(717)
Purchase of common shares for treasury for vesting	(6,729)	(4,211)
Dividends paid to shareholders	(228,861)	(198,678)
Net cash provided by financing activities	326,657	202,568
Effect of exchange rate changes on cash	164	(62)
Net (decrease) increase in cash and cash equivalents	(7,923)	3,028
Cash and cash equivalents at beginning of the period	19,335	4,283
Cash and cash equivalents at end of the period	$11,412	$7,311
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2017	2016
Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$301,612	$364,234
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$23,893	$19,626
Issuance of common shares for acquisition	$657,473	$—
Assumption of liabilities net of accounts receivable for acquisition	$12,083	$—
Transfer of investment in direct financing lease to rental properties	$35,807	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$103,702	$83,307
Cash paid during the period for income taxes	$1,253	$1,380
Interest cost capitalized	$7,833	$7,983
Decrease in accrued capital expenditures	$7,137	$5,621
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Operating Segments
The Company has four reportable operating segments: Entertainment, Education, Recreation and Other. See Note 14 for financial information related to these operating segments.

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

Accounting for Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it is a business combination or an asset acquisition. In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company has elected to early adopt ASU No. 2017-01 as of January 1, 2017. As a result, the Company expects that fewer of its real estate acquisitions will be accounted for as business combinations.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $34.0 million and $29.3 million as of September 30, 2017 and December 31, 2016, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $4.7 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. Mortgage and other financing income included participating interest income of $0.7 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2016, mortgage and other financing income included a $3.6 million prepayment fee related to a mortgage note that was paid fully in advance of its maturity date.

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

Concentrations of Risk
On December 21, 2016, American Multi-Cinema, Inc. (AMC) announced that it closed its acquisition of Carmike Cinemas Inc. (Carmike). AMC was the lessee of a substantial portion (34%) of the megaplex theatre rental properties held by the Company at September 30, 2017. For the nine months ended September 30, 2017, approximately $85.7 million or 20.0% of the Company's total revenues were derived from rental payments by AMC. For the nine months ended September 30, 2016, approximately $65.3 million or 18.0% of the Company's total revenues were derived from rental payments by AMC and approximately $16.9 million or 4.7% of the Company's total revenues were derived from rental payments by Carmike. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

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

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $10.6 million and $8.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $528 thousand and $684 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $9.1 million and $6.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $936 thousand and $813 thousand for the nine months ended September 30, 2017 and 2016, respectively.

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

Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when it satisfies performance obligations. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.
In February 2017, the FASB issued ASU No. 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which amends ASC Topic 610-20. ASU No. 2017-05 provides guidance on how entities recognize sales, including partial sales, of nonfinancial assets (and in-substance nonfinancial assets) to non-customers. ASU No. 2017-05 requires the seller to recognize a full gain or loss in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. Both ASU No. 2014-09 and 2017-05 will become effective for the Company beginning with the first quarter of 2018. The standards permit the use of either the full retrospective method or the modified retrospective method. The Company anticipates it will use the modified retrospective method for transition under both standards, in which case the cumulative effect of applying the standards, if any, would be recognized at the date of initial application.
The Company has reviewed its revenue streams and determined the significant majority of its revenue is derived from lease revenue (which will be impacted upon adoption of the lease standard in 2019 discussed below) and mortgage and other financing income (which is not in scope of the revenue standard). In addition, the Company also has sales of real estate which have historically been in all-cash transactions with no contingencies and no future involvement in the operations. Accordingly, the Company does not anticipate a significant change to the timing of revenue recognition upon adoption of this new revenue standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land leases and other arrangements for which it is the lessee and will be required to recognize these arrangements on the financial statements. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has assembled an implementation team that is assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. Additionally, the Company is developing an implementation plan based on the results of the assessment. The Company currently believes substantially all of its leases will continue to be classified as operating leases under the new standard. Subsequent to the adoption of the new standard, common area maintenance provided in lease contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, the Company will be required to recognize revenues associated with leases separately from revenues associated with common area maintenance. The Company is continuing to evaluate whether the variable payment provisions in the new lease standard or the allocation and recognition provisions of the new revenue standard will affect the timing of recognition of lease and non-lease revenue.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact that the ASU will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows. The ASU clarifies the treatment of several cash flow issues with the objective of reducing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017. The Company has determined that the adoption of ASU 2016-15 will not impact its financial position or results of operations and there are no known changes in presentation as a result of adopting this standard.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, which amends ASC Topic 230, Statement of Cash Flows. The ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company has determined that the adoption of this ASU will result in the Company including restricted cash and cash and cash equivalents on its Consolidated Statement of Cash Flows.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The ASU better aligns a company's financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018 with early adoption allowed using a modified retrospective transition approach. This adoption method would require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact.
3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Buildings and improvements	$4,037,328	$3,272,865
Furniture, fixtures & equipment	86,831	40,684
Land	1,097,445	917,748
Leasehold interests	25,774	—
	5,247,378	4,231,297
Accumulated depreciation	(711,384)	(635,535)
Total	$4,535,994	$3,595,762
Depreciation expense on rental properties was $93.2 million and $76.3 million for the nine months ended September 30, 2017 and 2016, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2017 totaled $1.5 billion, and included investments in each of its four operating segments.

Entertainment investment spending during the nine months ended September 30, 2017 totaled $264.9 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $154.1 million in acquisitions of six megaplex theatres.

Education investment spending during the nine months ended September 30, 2017 totaled $238.7 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $38.3 million in acquisitions of seven early education centers and two public charter schools and an investment of $95.5 million in mortgage notes receivable.

Recreation investment spending during the nine months ended September 30, 2017 totaled $951.6 million, including the transaction with CNL Lifestyle Properties Inc. (CNL Lifestyle) and funds affiliated with Och-Ziff Real Estate (OZRE) valued at $730.8 million discussed below. Additionally, included in recreation investment spending was build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, $51.9 million in acquisitions of five other recreation facilities, and an investment of $10.7 million in a mortgage note secured by one other recreation facility.

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

Other investment spending during the nine months ended September 30, 2017 totaled $1.0 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

During the nine months ended September 30, 2017, the Company completed the sale of four entertainment properties for net proceeds totaling $72.3 million. In connection with these sales, the Company recognized a gain on sale of $19.4 million.

During the nine months ended September 30, 2017, pursuant to tenant purchase options, the Company completed the sale of five public charter schools located in Colorado, Arizona and Utah for net proceeds totaling $44.8 million. In connection with these sales, the Company recognized a gain on sale of $7.2 million. Additionally, the Company completed the sale of two other education facilities for net proceeds of $9.8 million. In connection with these sales, the Company recognized a gain on sale of $1.9 million.

During the nine months ended September 30, 2017, the Company received a partial prepayment of $4.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock building in Chicago, Illinois. In connection with the partial prepayment of this note, the Company received a prepayment fee of $800 thousand, which is being recognized over the term of the remaining note using the effective interest method.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Receivable from tenants	$15,977	$7,564
Receivable from non-tenants	128	497
Receivable from insurance proceeds	27	1,967
Receivable from Sullivan County Infrastructure Revenue Bonds	10,808	22,164
Straight-line rent receivable	73,657	67,618
Allowance for doubtful accounts	(1,384)	(871)
Total	$99,213	$98,939

The above total includes receivable from tenants of approximately $5.4 million and straight-line rent receivable of approximately $9.0 million from one of the Company's early education tenants at September 30, 2017. This tenant has been negatively impacted by challenges brought on by its rapid expansion and ramp up to stabilization. The Company is negotiating a restructuring which has been complicated by the impact of recent extreme weather events and the tenant having multiple landlords. However, the Company believes it has made significant progress in these negotiations. The receivable from tenant and straight-line rent receivable balances at September 30, 2017 have been recorded at levels that approximate the estimate of the final restructured reduced rent amounts which are expected to be made effective as of the beginning of 2017. In October 2017, the Company terminated nine leases with the tenant, seven of which have completed construction and two of which are unimproved land. There were only $64 thousand outstanding receivables related to these properties and such amounts were fully reserved at September 30, 2017. The tenant continues to operate these properties (other than the two unimproved properties) as a holdover tenant. The Company will continue to consider whether these and other properties should be leased to other operators based on results of the restructuring process.
6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of six public charter school properties as of September 30, 2017 and 12 public charter school properties as of December 31, 2016, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Total minimum lease payments receivable	$113,956	$215,753
Estimated unguaranteed residual value of leased assets	47,000	85,247
Less deferred income (1)	(103,258)	(198,302)
Less allowance for lease losses	—	—
Investment in a direct financing lease, net	$57,698	$102,698

(1) Deferred income is net of $0.8 million and $1.3 million of initial direct costs at September 30, 2017 and December 31, 2016, respectively.

During the three months ended September 30, 2017, the Company entered into revised lease terms with Imagine which reduced the rental payments and term on six properties. As a result of the revised lease terms, these six properties were classified as operating leases during the three months ended September 30, 2017. Due to lease negotiations during the three months ended June 30, 2017, management evaluated whether it could recover its investment in these leases taking into account the revised lease terms and independent appraisals prepared as of June 30, 2017, and determined  the carrying value of the investment in the direct financing leases exceeded the expected lease payments to be received and residual values for these six leases. Accordingly, the Company recorded an impairment charge of $9.6 million during the nine months ended September 30, 2017, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value. The Company determined that no allowance for losses was necessary at December 31, 2016.

Additionally, during the nine months ended September 30, 2017, the Company performed its annual review of the estimated unguaranteed residual value on its other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, the Company recorded an impairment charge of the unguaranteed residual value of $0.6 million during the nine months ended September 30, 2017.

The Company’s direct financing lease has expiration dates ranging from approximately 15 to 18 years. Future minimum rentals receivable on this direct financing lease at September 30, 2017 are as follows (in thousands):

Amount
Year:
2017	$1,545
2018	6,301
2019	6,490
2020	6,685
2021	6,885
Thereafter	86,050
Total	$113,956

7. Debt and Capital Markets

During the nine months ended September 30, 2017, the Company prepaid in full nine mortgage notes payable totaling $73.0 million that were secured by nine theatre properties. In addition, the Company prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, the Company recorded a gain on early extinguishment of debt of $1.0 million for the nine months ended September 30, 2017. The gain represents the difference between the carrying value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

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

On August 30, 2017, the Company refinanced its variable-rate bonds payable totaling $25.0 million which are secured by three theatre properties. The maturity date was extended from October 1, 2037 to August 1, 2047 and the outstanding principal balance and interest rate were not changed.

On September 27, 2017, the Company amended its unsecured consolidated credit agreement which governs its unsecured revolving credit facility and its unsecured term loan facility.

The amendments to the unsecured revolving portion of the credit facility, among other things, (i) increase the initial maximum available amount from $650.0 million to $1.0 billion, (ii) extend the maturity date from April 24, 2019, to

February 27, 2022 (with the Company having the right to extend the loan for an additional seven months) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.00% and 0.20%, versus LIBOR plus 1.25% and 0.25%, respectively, under the previous terms. In connection with the amendment, $19 thousand of deferred financing costs (net of accumulated amortization) were written off during the three months ended September 30, 2017 and are included in costs associated with loan refinancing. At September 30, 2017, the Company had $170.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the credit facility, among other things, (i) increase the initial amount from $350.0 million to $400.0 million, (ii) extend the maturity date from April 24, 2020, to February 27, 2023 and (iii) lower the interest rate based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.10% versus LIBOR plus 1.40% under the previous terms. In connection with the amendment, $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the three months ended September 30, 2017 and are included in costs associated with loan refinancing. At closing, the Company borrowed the remaining $50.0 million available on the $400.0 million term loan portion of the facility, which was used to pay down a portion of the Company's unsecured revolving credit facility.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the facility may have a shorter or longer maturity date and different pricing terms.

In connection with the amendment to the unsecured consolidated credit agreement, the obligations of the Company’s subsidiaries that were co-borrowers under the Company’s prior senior unsecured revolving credit and term loan facility were released. As a result, simultaneously with the amendment, the guarantees by the Company’s subsidiaries that were guarantors with respect to the Company’s outstanding 4.50% Senior Notes due 2027, 4.75% Senior Notes due 2026, 4.50% Senior Notes due 2025, 5.25% Senior Notes due 2023, 5.75% Senior Notes due 2022, and 7.75% Senior Notes due 2020 were released in accordance with the terms of the applicable indentures governing such notes.

In addition, the guarantees by the Company’s subsidiaries that were guarantors of the Company’s outstanding 4.35% Series A Guaranteed Senior Notes due August 22, 2024 and 4.56% Series B Guaranteed Senior Notes due August 22, 2026 (referred to herein as the "private placement notes") were also released. The foregoing release was effected by the Company entering into an amendment to the Note Purchase Agreement, dated as of September 27, 2017. The amendment to the private placement notes releases the Company’s subsidiary guarantors as described above and among other things: (i) amends certain financial and other covenants and provisions in the Note Purchase Agreement to conform generally to the corresponding covenants and provisions contained in the amended unsecured consolidated credit agreement; (ii) provides the investors thereunder certain additional guaranty and lien rights, in the event that certain subsequent events occur; (iii) expands the scope of the “most favored lender” covenant contained in the Note Purchase Agreement; and (iv) imposes restrictions on debt that can be incurred by certain subsidiaries of the Company.

Subsequent to September 30, 2017, the Company entered into three interest rate swap agreements on its unsecured term loan. See Note 9 for further details.

During the nine months ended September 30, 2017, the Company issued an aggregate of 928,219 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

During the nine months ended September 30, 2017, the Company issued 8,851,264 common shares in connection with the transactions with CNL Lifestyle and OZRE. See Note 4 for further information.

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

Consolidated VIEs
As of September 30, 2017, the Company had invested approximately $18.5 million in one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at September 30, 2017 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At September 30, 2017, the Company's recorded investment in two unconsolidated VIEs totaled $178.4 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $178.4 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $0.2 million and $2.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $23.3 million and $35.9 million recorded in “Other assets” in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively. The Company had not posted or received collateral with its derivative counterparties as of September 30, 2017 or December 31, 2016. See Note 10 for disclosures relating to the fair value of the derivative instruments as of September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2017 and 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2017, the Company estimates that during the twelve months ending September 30, 2018, $0.2 million will be reclassified from AOCI to interest expense.

Subsequent to September 30, 2017, on October 31, 2017, the Company entered into three interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of its unsecured term loan facility from November 6, 2017 to April 4, 2019 and on $350.0 million of the unsecured term loan facility from April 5, 2019 to February 7, 2022.

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

As of September 30, 2017, the Company had USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. Additionally, on August 30, 2017, the Company entered into a cross-currency swap that will be effective July 1, 2018 with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of these swaps is to lock in an exchange rate of 1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company estimates that during the twelve months ending September 30, 2018, $1.5 million of gains will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the nine months ended September 30, 2017 and 2016. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2017 and 2016.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2017 and 2016 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2017	2016	2017	2016
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$110	$1,327	$317	$(5,299)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(263)	(1,317)	(2,247)	(3,970)
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative (Effective Portion)	(532)	279	(907)	(1,159)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	520	643	1,879	1,957
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative (Effective Portion)	(5,417)	1,735	(10,132)	(5,819)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion)	—	—	—	—
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative (Effective Portion)	$(5,839)	$3,341	$(10,722)	$(12,277)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	257	(674)	(368)	(2,013)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the fair value of the Company’s derivatives in a liability position related to these agreements was $0.2 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, the Company would have no obligation.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2017 and December 31, 2016 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
September 30, 2017
Cross-Currency Swaps*	$—	$1,372	$—	$1,372
Currency Forward Agreements*	$—	$21,650	$—	$21,650
Interest Rate Swap Agreements*	$—	$83	$—	$83
December 31, 2016:
Cross-Currency Swaps*	$—	$4,158	$—	$4,158
Currency Forward Agreements*	$—	$31,782	$—	$31,782
Interest Rate Swap Agreements**	$—	$(2,482)	$—	$(2,482)
*Included in "Other assets" in the accompanying consolidated balance sheets.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Nine Months Ended September 30, 2017
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period

Investment in a direct financing lease, net	$—	$—	$35,807	$35,807

As discussed further in Note 6, during the nine months ended September 30, 2017, the Company recorded impairment charges totaling $10.2 million related to its investment in a direct financing lease, net. Management estimated the fair values of this investment taking into account various factors including independent appraisals, input from an outside broker and current market conditions. The Company determined, based on the inputs, that its valuation of the investment was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable. During the three months ended September 30, 2017, the Company entered into revised lease terms on these properties and as a result, these properties were classified as operating leases and moved to rental properties, net during the three months ended September 30, 2017.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2017 and December 31, 2016:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2017, the Company had a carrying value of $972.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.40%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 12.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $1.0 billion with an estimated weighted average market rate of 8.53% at September 30, 2017.

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

Investment in a direct financing lease, net:
At September 30, 2017, the Company had an investment in a direct financing lease with a carrying value of $57.7 million, and with a weighted average effective interest rate of 11.98%. At September 30, 2017, the investment in a direct financing lease bears interest at effective rates of 11.90% to 12.38%. The carrying value of the $57.7 million investment in a direct financing lease approximated the fair market value at September 30, 2017.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2017, the Company had a carrying value of $595.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.42%. The carrying value of the variable rate debt outstanding approximated the fair market value at September 30, 2017.

At December 31, 2016, the Company had a carrying value of $375.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 3.23%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2016.

At September 30, 2017 and December 31, 2016, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At September 30, 2017, the Company had a carrying value of $2.43 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.15%. Discounting the future cash flows for fixed rate debt using September 30, 2017 market rates of 2.89% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.54 billion with an estimated weighted average market rate of 3.96% at September 30, 2017.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands except per share information):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$62,954			$197,405
Less: preferred dividend requirements	(5,951)			(17,855)
Net income available to common shareholders	$57,003	73,663	$0.77	$179,550	70,320	$2.55
Diluted EPS:
Net income available to common shareholders	$57,003	73,663		$179,550	70,320
Effect of dilutive securities:
Share options	—	61		—	65
Net income available to common shareholders	$57,003	73,724	$0.77	$179,550	70,385	$2.55

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$57,526			$166,841
Less: preferred dividend requirements	(5,951)			(17,855)
Net income available to common shareholders	$51,575	63,627	$0.81	$148,986	63,296	$2.35
Diluted EPS:
Net income available to common shareholders	$51,575	63,627		$148,986	63,296
Effect of dilutive securities:
Share options	—	120		—	97
Net income available to common shareholders	$51,575	63,747	$0.81	$148,986	63,393	$2.35

The additional 2.1 million and 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2017 and 2016. However, options to purchase 7 thousand shares of common shares at per share prices ranging from $61.79 to $76.63, were outstanding for the three months ended September 30, 2017, but were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three months ended September 30, 2016, there were no anti-dilutive options. Options to purchase 5 thousand and 84 thousand shares of common shares, respectively at per share prices ranging from $61.79 to $76.63 and $61.79 were outstanding for the nine months ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2017, there were 1,633,001 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93
Exercised	(28,281)	46.86	—	61.79	54.72
Granted	2,215	76.63	—	76.63	76.63
Forfeited/Expired	(1,342)	51.64	—	61.79	59.52
Outstanding at September 30, 2017	258,578	$19.02	—	$76.63	$51.80
The weighted average fair value of options granted was $7.91 during the nine months ended September 30, 2017. There were no options granted during the nine months ended September 30, 2016. The intrinsic value of stock options exercised was $0.5 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company repurchased 21,260 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2017 with a total value of $1.5 million. At September 30, 2017, stock-option expense to be recognized in future periods was $0.5 million.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2017 and 2016 was $0.5 million and $0.7 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the nine months ended September 30, 2017: risk-free interest rate of 2.1%, dividend yield of 5.4%, volatility factors in the expected market price of the Company’s common shares of 22.0%, 0.74% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at September 30, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.6
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.3
40.00 - 49.99	86,863	4.3
50.00 - 59.99	75,939	6.1
60.00 - 69.99	81,036	7.4
70.00 - 76.63	2,215	9.4
	258,578	5.7	$51.80	$4,654

The following table summarizes exercisable options at September 30, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.6
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.3
40.00 - 49.99	86,863	4.3
50.00 - 59.99	51,276	6.0
60.00 - 69.99	38,375	7.4
70.00 - 76.63	—	—
	189,039	5.2	$49.28	$3,868

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	534,317	$59.22
Granted	295,754	76.53
Vested	(208,822)	57.43
Forfeited	(1,342)	66.88
Outstanding at September 30, 2017	619,907	$68.07	1.21
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $15.0 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, unamortized share-based compensation expense related to nonvested shares was $24.2 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	15,805	$70.93
Granted	19,030	70.91
Vested	(15,805)	70.93
Outstanding at September 30, 2017	19,030	$70.91	0.58

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2017, unamortized share-based compensation expense related to restricted share units was $0.8 million.

13. Other Commitments and Contingencies

As of September 30, 2017, the Company had an aggregate of approximately $202.4 million of commitments to fund development projects including 34 entertainment development projects for which it had commitments to fund approximately $97.0 million, nine education development projects for which it had commitments to fund approximately $40.9 million, and six recreation development projects for which it had commitments to fund approximately $64.5 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of September 30, 2017, the Company had a commitment to fund approximately $155.0 million over the next three years, of which $22.3 million had been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $23.9 million during the nine months ended September 30, 2017. The Company expects to receive an additional $21.0 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is currently expected to be completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2017, the Company had eight mortgage notes receivable with commitments totaling approximately $25.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $10.4 million as a deferred asset included in other assets and $10.4 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2017, the Company had six surety bonds outstanding totaling $24.3 million.

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

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of September 30, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,343,778	$1,489,459	$2,057,172	$193,766	$48,835	$6,133,010

	As of December 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,168,669	$1,308,288	$1,120,498	$202,394	$65,173	$4,865,022

Operating Data:
	Three Months Ended September 30, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$66,888	$21,478	$32,171	$2,290	$—	$122,827
Tenant reimbursements	3,733	1	—	—	—	3,734
Other income	2	—	—	—	520	522
Mortgage and other financing income	1,151	9,023	14,140	—	—	24,314
Total revenue	71,774	30,502	46,311	2,290	520	151,397

Property operating expense	5,680	119	29	327	185	6,340
Total investment expenses	5,680	119	29	327	185	6,340
Net operating income - before unallocated items	66,094	30,383	46,282	1,963	335	145,057

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,070)
Costs associated with loan refinancing or payoff						(1,477)
Interest expense, net						(34,194)
Transaction costs						(113)
Depreciation and amortization						(34,694)
Equity in income from joint ventures						35
Gain on sale of real estate						997
Income tax expense						(587)
Net income						62,954
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$57,003

Operating Data:
	Three Months Ended September 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$64,134	$19,900	$15,958	$2,290	$—	$102,282
Tenant reimbursements	3,816	5	—	—	—	3,821
Other income	8	—	1,825	—	643	2,476
Mortgage and other financing income	1,294	7,319	8,384	34	—	17,031
Total revenue	69,252	27,224	26,167	2,324	643	125,610

Property operating expense	5,228	—	—	233	165	5,626
Total investment expenses	5,228	—	—	233	165	5,626
Net operating income - before unallocated items	64,024	27,224	26,167	2,091	478	119,984

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(9,091)
Costs associated with loan refinancing or payoff						(14)
Interest expense, net						(24,265)
Transaction costs						(2,947)
Depreciation and amortization						(27,601)
Equity in income from joint ventures						203
Gain on sale of real estate						1,615
Income tax expense						(358)
Net income						57,526
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$51,575

Operating Data:
	Nine Months Ended September 30, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$197,441	$66,168	$78,854	$6,870	$—	$349,333
Tenant reimbursements	11,423	1	—	—	—	11,424
Other income	614	1	—	—	1,903	2,518
Mortgage and other financing income	3,426	26,440	35,150	—	—	65,016
Total revenue	212,904	92,610	114,004	6,870	1,903	428,291

Property operating expense	17,060	151	86	1,020	445	18,762
Total investment expenses	17,060	151	86	1,020	445	18,762
Net operating income - before unallocated items	195,844	92,459	113,918	5,850	1,458	409,529

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(33,787)
Costs associated with loan refinancing or payoff						(1,491)
Gain on early extinguishment of debt						977
Interest expense, net						(97,853)
Transaction costs						(388)
Impairment charges						(10,195)
Depreciation and amortization						(95,919)
Equity in income from joint ventures						86
Gain on sale of real estate						28,462
Income tax expense						(2,016)
Net income						197,405
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$179,550

Operating Data:
	Nine Months Ended September 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$185,530	$54,797	$45,443	$6,345	$—	$292,115
Tenant reimbursements	11,570	7	—	—	—	11,577
Other income	222	—	3,635	—	1,955	5,812
Mortgage and other financing income	4,927	25,228	22,650	102	—	52,907
Total revenue	202,249	80,032	71,728	6,447	1,955	362,411

Property operating expense	15,815	—	8	419	445	16,687
Other expense	—	—	—	5	—	5
Total investment expenses	15,815	—	8	424	445	16,692
Net operating income - before unallocated items	186,434	80,032	71,720	6,023	1,510	345,719

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(27,309)
Costs associated with loan refinancing or payoff						(905)
Interest expense, net						(70,310)
Transaction costs						(4,881)
Depreciation and amortization						(79,222)
Equity in income from joint ventures						501
Gain on sale of real estate						3,885
Income tax expense						(637)
Net income						166,841
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$148,986

15. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured credit facilities and existing senior unsecured notes. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 (in thousands):
Condensed Consolidating Balance Sheet As of September 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,640,225	$895,769	$—	$4,535,994
Land held for development	—	12,402	21,272	—	33,674
Property under development	—	236,916	47,295	—	284,211
Mortgage notes and related accrued interest receivable	—	963,738	8,633	—	972,371
Investment in a direct financing lease, net	—	57,698	—	—	57,698
Investment in joint ventures	—	—	5,616	—	5,616
Cash and cash equivalents	8,788	1,472	1,152	—	11,412
Restricted cash	395	23,599	329	—	24,323
Accounts receivable, net	675	89,230	9,308	—	99,213
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	5,892,529	—	—	(5,892,529)	—
Other assets	26,485	32,417	49,596	—	108,498
Total assets	$5,928,872	$5,237,286	$1,038,970	$(6,072,118)	$6,133,010
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$58,308	$65,910	$16,364	$—	$140,582
Dividends payable	30,997	—	—	—	30,997
Unearned rents and interest	—	69,615	15,583	—	85,198
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,951,259	—	36,666	—	2,987,925
Total liabilities	3,040,564	135,525	248,202	(179,589)	3,244,702
Total equity	2,888,308	5,101,761	790,768	(5,892,529)	2,888,308
Total liabilities and equity	$5,928,872	$5,237,286	$1,038,970	$(6,072,118)	$6,133,010

Condensed Consolidating Balance Sheet As of December 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,164,622	$431,140	$—	$3,595,762
Land held for development	—	1,258	21,272	—	22,530
Property under development	1,010	247,239	48,861	—	297,110
Mortgage notes and related accrued interest receivable	—	612,141	1,837	—	613,978
Investment in a direct financing lease, net	—	102,698	—	—	102,698
Investment in joint ventures	—	—	5,972	—	5,972
Cash and cash equivalents	16,586	1,157	1,592	—	19,335
Restricted cash	365	8,352	1,027	—	9,744
Accounts receivable, net	556	89,145	9,238	—	98,939
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	4,521,095	—	—	(4,521,095)	—
Other assets	21,768	23,068	54,118	—	98,954
Total assets	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$63,431	$52,061	$4,266	$—	$119,758
Dividends payable	26,318	—	—	—	26,318
Unearned rents and interest	—	46,647	773	—	47,420
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,285,730	—	199,895	—	2,485,625
Total liabilities	2,375,479	98,708	384,523	(179,589)	2,679,121
Total equity	2,185,901	4,330,561	190,534	(4,521,095)	2,185,901
Total liabilities and equity	$4,561,380	$4,429,269	$575,057	$(4,700,684)	$4,865,022

Condensed Consolidating Statement of Income Three Months Ended September 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$97,398	$25,429	$—	$122,827
Tenant reimbursements	—	1,274	2,460	—	3,734
Other income	—	1	521	—	522
Mortgage and other financing income	232	23,960	122	—	24,314
Intercompany fee income	732	—	—	(732)	—
Interest income on intercompany notes receivable	—	2,580	—	(2,580)	—
Total revenue	964	125,213	28,532	(3,312)	151,397
Equity in subsidiaries’ earnings	100,527	—	—	(100,527)	—
Property operating expense	—	3,434	2,906	—	6,340
Intercompany fee expense	—	—	732	(732)	—
General and administrative expense	—	9,830	2,240	—	12,070
Costs associated with loan refinancing or payoff	1,474	—	3	—	1,477
Interest expense, net	36,364	(2,368)	198	—	34,194
Interest expense on intercompany notes payable	—	—	2,580	(2,580)	—
Transaction costs	113	—	—	—	113
Depreciation and amortization	232	26,633	7,829	—	34,694
Income before equity in income from joint ventures and other items	63,308	87,684	12,044	(100,527)	62,509
Equity in income from joint ventures	—	—	35	—	35
Gain on sale of real estate	—	997	—	—	997
Income before income taxes	63,308	88,681	12,079	(100,527)	63,541
Income tax expense	(354)	—	(233)	—	(587)
Net income	62,954	88,681	11,846	(100,527)	62,954
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$57,003	$88,681	$11,846	$(100,527)	$57,003
Comprehensive income	$64,175	$88,681	$12,694	$(101,375)	$64,175

Condensed Consolidating Statement of Income Three Months Ended September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$89,178	$13,104	$—	$102,282
Tenant reimbursements	—	1,338	2,483	—	3,821
Other income	—	1,829	647	—	2,476
Mortgage and other financing income	286	16,692	53	—	17,031
Intercompany fee income	677	—	—	(677)	—
Interest income on intercompany notes receivable	—	2,460	—	(2,460)	—
Total revenue	963	111,497	16,287	(3,137)	125,610
Equity in subsidiaries’ earnings	84,755	—	—	(84,755)	—
Property operating expense	—	2,916	2,710	—	5,626
Intercompany fee expense	—	—	677	(677)	—
General and administrative expense	—	7,927	1,164	—	9,091
Costs associated with loan refinancing or payoff	—	14	—	—	14
Interest expense, net	24,414	(2,395)	2,246	—	24,265
Interest expense on intercompany notes payable	—	—	2,460	(2,460)	—
Transaction costs	2,947	—	—	—	2,947
Depreciation and amortization	449	23,768	3,384	—	27,601
Income before equity in income from joint ventures and other items	57,908	79,267	3,646	(84,755)	56,066
Equity in income from joint ventures	—	—	203	—	203
Gain on sale of real estate	—	1,615	—	—	1,615
Income before income taxes	57,908	80,882	3,849	(84,755)	57,884
Income tax (expense) benefit	(382)	—	24	—	(358)
Income from continuing operations	57,526	80,882	3,873	(84,755)	57,526
Net income	57,526	80,882	3,873	(84,755)	57,526
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$51,575	$80,882	$3,873	$(84,755)	$51,575
Comprehensive income	$58,739	$80,882	$2,440	$(83,322)	$58,739

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$285,977	$63,356	$—	$349,333
Tenant reimbursements	—	3,955	7,469	—	11,424
Other income	—	614	1,904	—	2,518
Mortgage and other financing income	696	64,103	217	—	65,016
Intercompany fee income	2,094	—	—	(2,094)	—
Interest income on intercompany notes receivable	—	7,435	—	(7,435)	—
Total revenue	2,790	362,084	72,946	(9,529)	428,291
Equity in subsidiaries’ earnings	300,631	—	—	(300,631)	—
Property operating expense	—	9,756	9,006	—	18,762
Intercompany fee expense	—	—	2,094	(2,094)	—
General and administrative expense	—	28,112	5,675	—	33,787
Costs associated with loan refinancing or payoff	1,474	—	17	—	1,491
Gain on early extinguishment of debt	—	—	(977)	—	(977)
Interest expense, net	102,424	(7,482)	2,911	—	97,853
Interest expense on intercompany notes payable	—	—	7,435	(7,435)	—
Transaction costs	388	—	—	—	388
Impairment charges	—	10,195	—	—	10,195
Depreciation and amortization	662	76,594	18,663	—	95,919
Income before equity in income from joint ventures and other items	198,473	244,909	28,122	(300,631)	170,873
Equity in income from joint ventures	—	—	86	—	86
Gain on sale of real estate	—	27,344	1,118	—	28,462
Income before income taxes	198,473	272,253	29,326	(300,631)	199,421
Income tax expense	(1,068)	—	(948)	—	(2,016)
Net income	197,405	272,253	28,378	(300,631)	197,405
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$179,550	$272,253	$28,378	$(300,631)	$179,550
Comprehensive income	$200,590	$272,253	$28,998	$(301,251)	$200,590

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$251,900	$40,215	$—	$292,115
Tenant reimbursements	—	4,059	7,518	—	11,577
Other income	—	3,648	2,164	—	5,812
Mortgage and other financing income	710	48,370	3,827	—	52,907
Intercompany fee income	2,018	—	—	(2,018)	—
Interest income on intercompany notes receivable	—	7,297	—	(7,297)	—
Total revenue	2,728	315,274	53,724	(9,315)	362,411
Equity in subsidiaries’ earnings	240,420	—	—	(240,420)	—
Property operating expense	—	8,135	8,552	—	16,687
Intercompany fee expense	—	—	2,018	(2,018)	—
Other expense	—	—	5	—	5
General and administrative expense	—	23,318	3,991	—	27,309
Costs associated with loan refinancing or payoff	—	353	552	—	905
Interest expense, net	69,042	(5,596)	6,864	—	70,310
Interest expense on intercompany notes payable	—	—	7,297	(7,297)	—
Transaction costs	4,778	—	103	—	4,881
Depreciation and amortization	1,338	67,516	10,368	—	79,222
Income before equity in income from joint ventures and other items	167,990	221,548	13,974	(240,420)	163,092
Equity in income from joint ventures	—	—	501	—	501
Gain on sale of real estate	—	3,885	—	—	3,885
Income before income taxes	167,990	225,433	14,475	(240,420)	167,478
Income tax (expense) benefit	(1,149)	—	512	—	(637)
Net income	166,841	225,433	14,987	(240,420)	166,841
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$148,986	$225,433	$14,987	$(240,420)	$148,986
Comprehensive income	$165,917	$225,433	$15,391	$(240,824)	$165,917

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2017

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,094	$—	$(2,094)	$—
Interest income (expense) on intercompany receivable/payable	—	7,435	(7,435)	—
Net cash (used) provided by other operating activities	(95,174)	332,846	62,636	300,308
Net cash (used) provided by operating activities	(93,080)	340,281	53,107	300,308
Investing activities:
Acquisition of rental properties and other assets	(1,012)	(297,658)	(55,607)	(354,277)
Proceeds from sale of real estate	203	107,022	29,242	136,467
Investment in mortgage notes receivable	—	(123,060)	(7,016)	(130,076)
Proceeds from mortgage note receivable paydown	—	16,608	—	16,608
Investment in promissory notes receivable	—	(1,868)	—	(1,868)
Proceeds from promissory notes receivable paydown	—	1,599	—	1,599
Proceeds from insurance recovery	—	579	—	579
Additions to property under development	(725)	(289,810)	(13,549)	(304,084)
Advances to subsidiaries, net	(402,145)	246,622	155,523	—
Net cash (used) provided by investing activities	(403,679)	(339,966)	108,593	(635,052)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	1,175,000	—	—	1,175,000
Principal payments on debt	(505,000)	—	(162,091)	(667,091)
Deferred financing fees paid	(14,001)	—	(206)	(14,207)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(7)	(7)
Net proceeds from issuance of common shares	68,552	—	—	68,552
Purchase of common shares for treasury for vesting	(6,729)	—	—	(6,729)
Dividends paid to shareholders	(228,861)	—	—	(228,861)
Net cash provided (used) by financing activities	488,961	—	(162,304)	326,657
Effect of exchange rate changes on cash	—	—	164	164
Net (decrease) increase in cash and cash equivalents	(7,798)	315	(440)	(7,923)
Cash and cash equivalents at beginning of the period	16,586	1,157	1,592	19,335
Cash and cash equivalents at end of the period	$8,788	$1,472	$1,152	$11,412

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,018	$—	$(2,018)	$—
Interest income (expense) on intercompany receivable/payable	—	7,297	(7,297)	—
Net cash (used) provided by other operating activities	(74,550)	254,721	35,602	215,773
Net cash (used) provided by operating activities	(72,532)	262,018	26,287	215,773
Investing activities:
Acquisition of rental properties and other assets	(180)	(175,075)	(2,107)	(177,362)
Proceeds from sale of real estate	—	19,175	1,476	20,651
Investment in mortgage note receivable	—	(80,786)	—	(80,786)
Proceeds from mortgage note receivable paydown	—	44,556	19,320	63,876
Investment in promissory notes receivable	—	(66)	—	(66)
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462	—	43,462
Proceeds from insurance recovery	—	2,635	401	3,036
Proceeds from sale of investments in a direct financing lease, net	—	825	—	825
Additions to property under development	(181)	(282,554)	(6,152)	(288,887)
Investment in (repayment of) intercompany notes payable	—	(2,063)	2,063	—
Advances to subsidiaries, net	(203,471)	231,048	(27,577)	—
Net cash used by investing activities	(203,832)	(198,843)	(12,576)	(415,251)
Financing activities:
Proceeds from debt facilities	840,000	—	14,360	854,360
Principal payments on debt	(496,000)	(63,727)	(27,382)	(587,109)
Deferred financing fees paid	(3,020)	—	(27)	(3,047)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(482)	(482)
Net proceeds from issuance of common shares	142,452	—	—	142,452
Impact of stock option exercises, net	(717)	—	—	(717)
Purchase of common shares for treasury for vesting	(4,211)	—	—	(4,211)
Dividends paid to shareholders	(198,678)	—	—	(198,678)
Net cash provided (used) by financing activities	279,826	(63,727)	(13,531)	202,568
Effect of exchange rate changes on cash	—	—	(62)	(62)
Net increase (decrease) in cash and cash equivalents	3,462	(552)	118	3,028
Cash and cash equivalents at beginning of the period	1,089	1,289	1,905	4,283
Cash and cash equivalents at end of the period	$4,551	$737	$2,023	$7,311

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

We group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. As of September 30, 2017, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $0.7 billion) which included investments in each of our four operating segments with properties located in 43 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 147 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and nine family entertainment centers. Our portfolio of owned entertainment properties consisted of 12.8 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Education segment included investments in 69 public charter school properties, 15 private schools and 63 early education centers. Our portfolio of owned education properties consisted of 4.3 million square feet and was 98% leased.

•
Our Recreation segment included investments in 26 ski areas, 20 attractions, 28 golf entertainment complexes and seven other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 20.0 million square feet and was 99% leased. As of September 30, 2017, we had a total of approximately $284.2 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at September 30, 2017. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing lease, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2017 and December 31, 2016.

Of our total investments of $6.7 billion at September 30, 2017, $2.9 billion or 43% related to our Entertainment segment, $1.5 billion or 22% related to our Education segment, $2.1 billion or 32% related to our Recreation segment and $179.0 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase	2017	2016	Increase
Total revenue (1)	$151.4	$125.6	21%	$428.3	$362.4	18%
Net income available to common shareholders per diluted share (2)	0.77	0.81	-5%	2.55	2.35	9%
FFOAA per diluted share (3)	1.26	1.23	2%	3.73	3.56	5%

(1) Total revenue for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was favorably impacted by the effect of investment spending, including our transaction with CNL Lifestyle Properties Inc. ("CNL Lifestyle") and funds affiliated with Och-Ziff Real estate ("OZRE") which closed on April 6, 2017. Total revenue for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was unfavorably impacted by property dispositions and note payoffs that occurred in 2017 and 2016, as well as lower gains related to insurance claims. Total revenue for the nine months ended September 30, 2016 was favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

(2) Net income available to common shareholders per diluted share for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was also impacted by the items affecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was favorably impacted by lower transaction costs. Net income available to common shareholders per diluted share for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was unfavorably impacted by increases in interest expense, costs associated with loan refinancing or payoff, general and administrative expense, bad debt expense and common shares outstanding primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE. Additionally, net income available to common shareholders per diluted share for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 was favorably impacted by higher gains on sale of real estate and a gain on early extinguishment of debt recognized in 2017. Net income available to common shareholders per diluted share for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 was unfavorably impacted by a $10.2 million impairment charge recognized in 2017 and an increase in income tax expense.

(3) FFOAA per diluted share for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was favorably impacted by the effect of investment spending in 2017 and 2016, including our transaction with CNL Lifestyle and OZRE which closed on April 6, 2017, and termination fees recognized with the exercise of tenant purchase options. FFOAA per diluted share for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016 was unfavorably impacted by increases in interest expense, general and administrative expense, bad debt expense and common shares outstanding, primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE, as well as property dispositions and note payoffs that occurred in 2017 and 2016. FFOAA per diluted share for the nine months ended September 30, 2016 was favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the nine months ended September 30, 2017, there were no changes to critical accounting policies except as noted below.

Accounting for Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We have elected to early adopt ASU 2017-01 as of January 1, 2017. As a result, we expect that fewer of our real estate acquisitions will be accounted for as business combinations.

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

Recent Developments

Debt Financing

During the nine months ended September 30, 2017, we prepaid in full nine mortgage notes payable totaling $73.0 million that were secured by nine theatre properties. In addition, we prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, we recorded a gain on early extinguishment of debt of $1.0 million for the nine months ended September 30, 2017. The gain represents the difference between the carrying value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

On May 23, 2017, we issued $450.0 million in aggregate principal amount of senior notes due on June 1, 2027 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on June 1 and December 1 of each year beginning on December 1, 2017 until the stated maturity date of June 1, 2027. The notes were issued at 99.393% of their face value and are unsecured. We used the net proceeds from the note offering to pay down our unsecured revolving credit facility, invest in mortgage notes secured by education properties and for general business purposes.

On August 30, 2017, we refinanced our variable-rate bonds payable totaling $25.0 million which are secured by three theatre properties. The maturity date was extended from October 1, 2037 to August 1, 2047 and the outstanding principal balance and interest rate were not changed.

On September 27, 2017, we amended our unsecured consolidated credit agreement which governs our unsecured revolving credit facility and our unsecured term loan facility.

The amendments to the unsecured revolving portion of the credit facility, among other things, (i) increase the initial maximum available amount from $650.0 million to $1.0 billion, (ii) extend the maturity date from April 24, 2019, to February 27, 2022 (with us having the right to extend the loan for an additional seven months) and (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.00% and 0.20%, versus LIBOR plus 1.25% and 0.25%, respectively, under the previous terms. In connection with the amendment, $19 thousand of deferred financing costs (net of accumulated amortization) were written off during the three months ended September 30, 2017 and are included in costs associated with loan refinancing. At September 30, 2017, the we had $170.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the credit facility, among other things, (i) increase the initial amount from $350.0 million to $400.0 million, (ii) extend the maturity date from April 24, 2020, to February 27, 2023 and (iii) lower the interest rate based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.10% versus LIBOR plus 1.40% under the previous terms. In connection with the amendment, $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the three months ended September 30, 2017 and are included in costs associated with loan refinancing. At closing, we borrowed the remaining $50.0 million available on the $400.0 million term loan portion of the facility, which was used to pay down a portion of our unsecured revolving credit facility.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If we exercise all or any portion of the accordion feature, the resulting increase in the facility may have a shorter or longer maturity date and different pricing terms.

In connection with the amendment to the unsecured consolidated credit agreement, the obligations of our subsidiaries that were co-borrowers under our prior senior unsecured revolving credit and term loan facility were released. As a result, simultaneously with the amendment, the guarantees by our subsidiaries that were guarantors with respect to our outstanding 4.500% Senior Notes due 2027, 4.750% Senior Notes due 2026, 4.500% Senior Notes due 2025, 5.250% Senior Notes due 2023, 5.750% Senior Notes due 2022, and 7.750% Senior Notes due 2020 were released in accordance with the terms of the applicable indentures governing such notes.

In addition, the guarantees by our subsidiaries that were guarantors of our outstanding 4.35% Series A Guaranteed Senior Notes due August 22, 2024 and 4.56% Series B Guaranteed Senior Notes due August 22, 2026 (referred to herein as the "private placement notes") were also released. The foregoing release was effected by us entering into an amendment to the Note Purchase Agreement, dated as of September 27, 2017. The amendment to the private placement notes releases our subsidiary guarantors as described above and among other things: (i) amends certain financial and other covenants and provisions in the Note Purchase Agreement to conform generally to the corresponding covenants and provisions contained in the amended unsecured consolidated credit agreement; (ii) provides the investors thereunder certain additional guaranty and lien rights, in the event that certain subsequent events occur; (iii) expands the scope of the “most favored lender” covenant contained in the Note Purchase Agreement; and (iv) imposes restrictions on debt that can be incurred by certain of our subsidiaries.

On October 31, 2017, we entered into three interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of our unsecured term loan facility from November 6, 2017 to April 4, 2019 and on $350.0 million of the unsecured term loan facility from April 5, 2019 to February 7, 2022.

Issuance of Common Shares

During the nine months ended September 30, 2017, we issued an aggregate of 928,219 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

During the nine months ended September 30, 2017, we also issued 8,851,264 common shares in connection with our transaction with CNL Lifestyle and OZRE.

Investment Spending

Our investment spending during the nine months ended September 30, 2017 totaled $1.5 billion, and included investments in each of our four operating segments.

Entertainment investment spending during the nine months ended September 30, 2017 totaled $264.9 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $154.1 million in acquisitions of six megaplex theatres.

Education investment spending during the nine months ended September 30, 2017 totaled $238.7 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $38.3 million in acquisitions of seven early education centers and two public charter schools and an investment of $95.5 million in mortgage notes receivable.

Recreation investment spending during the nine months ended September 30, 2017 totaled $951.6 million, including the transaction with CNL Lifestyle and OZRE valued at $730.8 million discussed below. Additionally, included in recreation investment spending was build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, $51.9 million in acquisitions of five other recreation facilities, and an investment of $10.7 million in a mortgage note secured by one other recreation facility.

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

Other investment spending during the nine months ended September 30, 2017 totaled $1.0 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following table details our investment spending by category during the nine months ended September 30, 2017 and 2016 (in thousands):

Nine Months Ended September 30, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$264,889	$48,180	$55,549	$154,144	$7,016
Education	238,667	104,842	—	38,293	95,532
Recreation	951,574	146,530	585	531,638	272,821
Other	1,002	1,002	—	—	—
Total Investment Spending	$1,456,132	$300,554	$56,134	$724,075	$375,369

Nine Months Ended September 30, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$198,228	$24,512	$25,710	$126,006	$22,000
Education	187,305	167,747	—	8,379	11,179
Recreation	140,017	90,505	1,836	—	47,676
Other	1,313	1,313	—	—	—
Total Investment Spending	$526,863	$284,077	$27,546	$134,385	$80,855

The above amounts include $110 thousand and $129 thousand in capitalized payroll, $7.8 million and $8.0 million in capitalized interest and $3.2 million and $1.2 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2017 and 2016, respectively. Excluded from the table above is approximately $3.7 million and $3.1 million of maintenance capital expenditures for the nine months ended September 30, 2017 and 2016, respectively. In addition, excluded from the table above is $17.1 million of infrastructure spending for the Adelaar casino and resort project for the nine months ended September 30, 2016.

Property Dispositions

During the nine months ended September 30, 2017, we completed the sale of four entertainment properties for net proceeds totaling $72.3 million. In connection with these sales, we recognized a gain on sale of $19.4 million.

During the nine months ended September 30, 2017, pursuant to tenant purchase options, we completed the sale of five public charter schools located in Colorado, Arizona and Utah for net proceeds totaling $44.8 million. In connection with these sales, we recognized a gain on sale of $7.2 million. Additionally, we completed the sale of two other education facilities for net proceeds of $9.8 million. In connection with these sales, we recognized a gain on sale of $1.9 million.

Mortgage Notes Receivable

During the nine months ended September 30, 2017, we received a partial prepayment of $4.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock building in Chicago, Illinois. In connection with the partial prepayment of this note, we received a prepayment fee of $800.0 thousand, which is being recognized over the term of the remaining note using the effective interest method.

Investment in a Direct Financing Lease

As previously discussed, we are committed to increasing the tenant diversity of our public charter school portfolio and reducing the concentration with Imagine Schools, Inc. ("Imagine"). As part of this effort, we have engaged various brokers to help in this process and part of their feedback included the need for additional lease term on these assets. During the three months ended September 30, 2017, we entered into revised lease terms with Imagine which reduced rental payments and the lease term on six properties. In exchange for lowering the existing annual cash payments by approximately $0.5 million and reducing the remaining lease term to 10 years, Imagine agreed that upon the sale of these properties, they would enter into new 20-year leases with the buyer(s). While we believe the restructure will aid in the disposition of these assets, the changes resulted in the lease structure no longer being classified as a direct financing lease. Accordingly, we recorded an impairment charge of $9.6 million during the nine months ended September 30, 2017, which included an allowance for lease loss of $7.3 million and an impairment charge of $2.3 million related to the estimated unguaranteed residual value.

Additionally, during the nine months ended September 30, 2017, we performed our annual review of the estimated unguaranteed residual value on our other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, we recorded an impairment of the unguaranteed residual value of $0.6 million during the nine months ended September 30, 2017.

Early Childhood Education Tenant Update

As previously disclosed, the cash flow of one of our early childhood education tenants has been negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization. We are currently negotiating a restructuring which has been complicated by the impact of recent extreme weather events and the tenant having multiple landlords. However, we believe we have made significant progress. We have accrued rent for this tenant during 2017 at levels that approximate our estimate of the final restructured reduced rent amounts which are expected to be made effective as of the beginning of 2017. Accrued rent and property taxes, less rent payments received, resulted in accounts receivable of approximately $5.4 million at September 30, 2017. Additionally, we have accrued straight-line rent receivable related to this tenant of approximately $9.0 million at September 30, 2017. In October 2017, we terminated nine leases with the tenant, seven of which have completed construction and two of which are unimproved land. There were only $64 thousand outstanding receivables related to these properties and such amounts were fully reserved at September 30, 2017. The tenant continues to operate these properties (other than the two unimproved properties) as a holdover tenant. We will continue to consider whether these and other properties should be leased to other operators based on results of the restructuring process.
Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Rental revenue was $122.8 million for the three months ended September 30, 2017 compared to $102.3 million for the three months ended September 30, 2016. This increase resulted primarily from $23.5 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017, partially offset by a decrease of $3.0 million in rental revenue due primarily to property dispositions. Percentage rents of $2.2 million and $1.7 million were recognized during the three months ended September 30, 2017 and 2016, respectively. Straight-line rents of $2.4 million and $4.6 million were recognized during the three months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, we renewed 19 lease agreements on approximately 1.6 million square feet and funded or agreed to fund an average of $22.58 per square foot in tenant improvements. We experienced an increase of approximately 16.43% in rental rates and paid no leasing commissions with respect to these lease renewals.

Other income was $0.5 million for the three months ended September 30, 2017 compared to $2.5 million for the three months ended September 30, 2016. The $2.0 million decrease was primarily due to a gain from an insurance claim recognized during the three months ended September 30, 2016.

Mortgage and other financing income for the three months ended September 30, 2017 was $24.3 million compared to $17.0 million for the three months ended September 30, 2016. The $7.3 million increase was primarily due to additional real estate lending activities during 2017 and 2016, including our investment in a mortgage note receivable with OZRE secured by 14 ski properties which closed on April 6, 2017. This increase was partially offset by the sale of nine public charter school properties that were accounted for as direct financing leases during 2016.
Our property operating expenses totaled $6.3 million for the three months ended September 30, 2017 compared to $5.6 million for the three months ended September 30, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.7 million increase resulted primarily from an increase in bad debt expense, as well as higher property operating expenses at our multi-tenant properties.
Our general and administrative expense totaled $12.1 million for the three months ended September 30, 2017 compared to $9.1 million for the three months ended September 30, 2016. The increase of $3.0 million primarily related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees.
Costs associated with loan refinancing or payoff for the three months ended September 30, 2017 was $1.5 million and were related to the amendment to our unsecured revolving credit facility and term loan. Costs associated with loan refinancing or payoff for the three months ended September 30, 2016 was $14 thousand and related to fees associated with the repayment of secured fixed rate mortgage notes payable.
Our net interest expense increased by $9.9 million to $34.2 million for the three months ended September 30, 2017 from $24.3 million for the three months ended September 30, 2016. This increase resulted from an increase in average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.1 million for the three months ended September 30, 2017 compared to $2.9 million for the three months ended September 30, 2016. The decrease of $2.8 million was due to a decrease in potential and terminated transactions as well as our early adoption of ASU 2017-01.

Depreciation and amortization expense totaled $34.7 million for the three months ended September 30, 2017 compared to $27.6 million for the three months ended September 30, 2016. The $7.1 million increase resulted primarily from acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions.

Gain on sale of real estate was $1.0 million for the three months ended September 30, 2017 and related to the exercise of a tenant purchase option on a public charter school property. Gain on sale of real estate was $1.6 million for the three months ended September 30, 2016 and related to the exercise of a tenant purchase option on one of our public charter school properties and the sale of a parcel of land adjacent to one of our megaplex theatres.

Nine Months Ended September 30, 2017 compared to nine months ended September 30, 2016

Rental revenue was $349.3 million for the nine months ended September 30, 2017 compared to $292.1 million for the nine months ended September 30, 2016. This increase resulted primarily from $58.4 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017, partially offset by a decrease of $1.2 million in rental revenue due primarily to property dispositions. Percentage rents of $4.7 million and $2.7 million were recognized during the nine months ended September 30, 2017 and 2016, respectively. Straight-line rents of $11.4 million and $10.9 million were recognized during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, we renewed 26 lease agreements on approximately 2.2 million square feet and funded or agreed to fund an average of $27.20 per square foot in tenant improvements. We experienced an increase of approximately 15.23% in rental rates and paid no leasing commissions with respect to these lease renewals.
Other income was $2.5 million for the nine months ended September 30, 2017 compared to $5.8 million for the nine months ended September 30, 2016. The $3.3 million decrease was primarily due to a higher gain from an insurance claim recognized during the nine months ended September 30, 2016.

Mortgage and other financing income for the nine months ended September 30, 2017 was $65.0 million compared to $52.9 million for the nine months ended September 30, 2016. The $12.1 million increase was primarily due to additional real estate lending activities during 2017 and 2016, including our investment in a mortgage note receivable with OZRE secured by 14 ski properties which closed on April 6, 2017. This increase was offset by a $3.6 million prepayment fee we received in conjunction with the full prepayment of one mortgage note receivable during the nine months ended September 30, 2016, as well as the sale of nine public charter school properties that were accounted for as direct financing leases during 2016.
Our property operating expenses totaled $18.8 million for the nine months ended September 30, 2017 compared to $16.7 million for the nine months ended September 30, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $2.1 million increase resulted primarily from an increase in bad debt expense, as well as higher property operating expenses at our multi-tenant properties.
Our general and administrative expense totaled $33.8 million for the nine months ended September 30, 2017 compared to $27.3 million for the nine months ended September 30, 2016. The increase of $6.5 million primarily related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees.
Costs associated with loan refinancing or payoff for the nine months ended September 30, 2017 was $1.5 million and related to the amendment to our unsecured revolving credit facility and term loan and the prepayment of secured fixed rate mortgage notes payable. Costs associated with loan refinancing or payoff for the nine months ended September 30, 2016 was $0.9 million and related to fees associated with the repayment of secured fixed rate mortgage notes payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayment of two mortgage notes receivable.
Gain on early extinguishment of debt for the nine months ended September 30, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the nine months ended September 30, 2016.
Our net interest expense increased by $27.6 million to $97.9 million for the nine months ended September 30, 2017 from $70.3 million for the nine months ended September 30, 2016. This increase resulted from an increase in average borrowings as well as an increase in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.4 million for the nine months ended September 30, 2017 compared to $4.9 million for the nine months ended September 30, 2016. The decrease of $4.5 million was due to a decrease in potential and terminated transactions as well as our early adoption of ASU 2017-01.

Impairment charges for the nine months ended September 30, 2017 totaled $10.2 million and related to six charter school properties previously included in our investment in a direct financing lease. There were no impairment charges for the nine months ended September 30, 2016. See Note 6 for further information.

Depreciation and amortization expense totaled $95.9 million for the nine months ended September 30, 2017 compared to $79.2 million for the nine months ended September 30, 2016. The $16.7 million increase resulted primarily from acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions.

Gain on sale of real estate was $28.5 million for the nine months ended September 30, 2017 and related to the sale of four entertainment properties, the exercise of five tenant purchase options on public charter school properties and the sale of two other education properties. Gain on sale of real estate was $3.9 million for the nine months ended September 30, 2016 and related to the exercise of two tenant purchase options on public charter school properties and the sale of a parcel of land adjacent to a megaplex theatre.

Income tax expense was $2.0 million for the nine months ended September 30, 2017 compared to $0.6 million for the nine months ended September 30, 2016 and related primarily to Canadian income taxes on our Canadian trust and Federal income taxes on our taxable REIT subsidiaries, as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projected located in China. The $1.4 million increase in expense related primarily to the reversal of a valuation allowance associated with the taxable REIT subsidiaries, deferred tax assets recorded in the nine months ended September 30, 2016, as well as higher deferred tax expense in 2017 related to our Canadian trust.

Liquidity and Capital Resources

Cash and cash equivalents were $11.4 million at September 30, 2017. In addition, we had restricted cash of $24.3 million at September 30, 2017. Of the restricted cash at September 30, 2017, $20.6 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $3.6 million related to escrow deposits held for potential acquisitions and redevelopments. The remaining $0.1 million was required in connection with our debt outstanding and related to debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit, Term Loan Facility and Equity Issuances

At September 30, 2017, we had total debt outstanding of $3.0 billion of which 99% was unsecured.

At September 30, 2017, we had outstanding $2.1 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 7.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On September 27, 2017, we amended and restated our unsecured revolving credit and term loan facilities. We also amended our private placement notes. See "Recent Developments" for further discussion.
At September 30, 2017, we had $170.0 million outstanding under our unsecured revolving credit facility, with $830.0 million of availability and with interest at a floating rate of LIBOR plus 100 basis points, which was 2.24% at September 30, 2017.

At September 30, 2017, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 2.34% at September 30, 2017, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.64% through April 5, 2019. The loan matures on February 27, 2023.

On October 31, 2017, we entered into three interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of the unsecured term loan facility from November 6, 2017 to April 4, 2019 and on $350.0 million of the unsecured facility from April 5, 2019 to February 27, 2022.

At September 30, 2017, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at September 30, 2017.
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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2017.

During the nine months ended September 30, 2017, we issued an aggregate of 928,219 common shares under the direct share purchase component of our DSPP for total net proceeds of $67.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

During the nine months ended September 30, 2017, we issued 8,851,264 common shares in connection with the transactions with CNL Lifestyle and OZRE. See Note 4 for further information.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $300.3 million and $215.8 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used by investing activities was $635.1 million and $415.3 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities was $326.7 million and $202.6 million for the nine months ended September 30, 2017 and 2016, respectively. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2017, we had an aggregate of approximately $202.4 million of commitments to fund development projects including 34 entertainment development projects for which we had commitments to fund approximately $97.0 million, nine education development projects for which we had commitments to fund approximately $40.9 million and six recreation development projects for which we had commitments to fund approximately $64.5 million, of which approximately $65.9 million is expected to be funded in 2017 and the remainder is expected to be funded in 2018. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of September 30, 2017, we had a commitment to fund approximately $155.0 million over the next three years, of which $22.3 million had been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $23.9 million during the nine months ended September 30, 2017. We expect to receive an additional $21.0 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is currently expected to be completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2017, we had eight mortgage notes receivable with commitments totaling approximately $25.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $10.4 million as a deferred asset included in other assets and $10.4 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2017, we had six surety bonds outstanding totaling $24.3 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt balloon payments coming due for the remainder of 2017. Our sources of liquidity as of September 30, 2017 to pay the above 2017 commitments include the remaining amount available under our unsecured revolving credit facility as well as unrestricted cash on hand of $11.4 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2017.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was slightly above this range at 5.66x as of September 30, 2017 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items, which was within the range at September 30, 2017. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 44% as of September 30, 2017. Our net debt as a percentage of our total market capitalization at September 30, 2017 was 35%. We calculate our total market capitalization of $8.5 billion by aggregating the following at September 30, 2017:

•	Common shares outstanding of 73,664,933 multiplied by the last reported sales price of our common shares on the NYSE of $69.74 per share, or $5.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $3.0 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2017 and 2016 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
FFO:
Net income available to common shareholders of EPR Properties	$57,003	$51,575	$179,550	$148,986
Gain on sale of real estate (excluding land sale)	(997)	(549)	(28,462)	(2,819)
Real estate depreciation and amortization	34,457	27,147	95,243	77,870
Allocated share of joint venture depreciation	55	56	163	174
Impairment of direct financing lease - residual value portion (1)	—	—	2,897	—
FFO available to common shareholders of EPR Properties	$90,518	$78,229	$249,391	$224,211
FFO available to common shareholders of EPR Properties	$90,518	$78,229	$249,391	$224,211
Add: Preferred dividends for Series C preferred shares	1,941	1,941	5,823	5,823
Diluted FFO available to common shareholders of EPR Properties	$92,459	$80,170	$255,214	$230,034
FFOAA:
FFO available to common shareholders of EPR Properties	$90,518	$78,229	$249,391	$224,211
Costs associated with loan refinancing or payoff	1,477	14	1,491	905
Gain on insurance recovery (included in other income)	—	(1,825)	(606)	(3,837)
Termination fee included in gain on sale	954	549	6,774	2,819
Gain on early extinguishment of debt	—	—	(977)	—
Transaction costs	113	2,947	388	4,881
Gain on sale of land	—	(1,066)	—	(1,066)
Deferred income tax expense (benefit)	227	(44)	911	(664)
Impairment of direct financing lease - allowance for lease loss portion (1)	—	—	7,298	—
FFOAA available to common shareholders of EPR Properties	$93,289	$78,804	$264,670	$227,249
FFOAA available to common shareholders of EPR Properties	$93,289	$78,804	$264,670	$227,249
Add: Preferred dividends for Series C preferred shares	1,941	1,941	5,823	5,823
Diluted FFOAA available to common shareholders of EPR Properties	$95,230	$80,745	$270,493	$233,072
AFFO:
FFOAA available to common shareholders of EPR Properties	$93,289	$78,804	$264,670	$227,249
Non-real estate depreciation and amortization	237	454	676	1,352
Deferred financing fees amortization	1,598	1,187	4,579	3,522
Share-based compensation expense to management and Trustees	3,605	2,778	10,566	8,282
Maintenance capital expenditures (2)	(1,125)	(805)	(4,316)	(3,805)
Straight-lined rental revenue	(2,357)	(4,597)	(11,417)	(10,950)
Non-cash portion of mortgage and other financing income	(905)	(962)	(2,361)	(2,907)
Amortization of above and below market leases, net and tenant improvements	(55)	42	(41)	138
AFFO available to common shareholders of EPR Properties	$94,287	$76,901	$262,356	$222,881
AFFO available to common shareholders of EPR Properties	$94,287	$76,901	$262,356	$222,881
Add: Preferred dividends for Series C preferred shares	1,941	—	5,823	—
Diluted AFFO available to common shareholders of EPR Properties	$96,228	$76,901	$268,179	$222,881

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

FFO per common share:
Basic	$1.23	$1.23	$3.55	$3.54
Diluted	1.22	1.22	3.52	3.52
FFOAA per common share:
Basic	$1.27	$1.24	$3.76	$3.59
Diluted	1.26	1.23	3.73	3.56
Shares used for computation (in thousands):
Basic	73,663	63,627	70,320	63,296
Diluted	73,724	63,747	70,385	63,393

Weighted average shares outstanding-diluted EPS	73,724	63,747	70,385	63,393
Effect of dilutive Series C preferred shares	2,072	2,036	2,063	2,029
Adjusted weighted average shares outstanding-diluted	75,796	65,783	72,448	65,422

Other financial information:
Dividends per common share	$1.02	$0.96	$3.06	$2.88

(1)
Impairment charges recognized during the nine months ended September 30, 2017 total $10.2 million and related to our investment in a direct financing lease, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 6 for further information.

(2)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three and nine months ended September 30, 2017 and 2016. Therefore, the additional 2.1 million and 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the three and nine months ended September 30, 2017 and 2016, respectively. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted per share data for the three and nine months ended September 30, 2017 and 2016.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	September 30,
	2017	2016
Net Debt:
Debt	$2,987,925	$2,248,576
Deferred financing costs, net	33,951	18,885
Cash and cash equivalents	(11,412)	(7,311)
Net Debt	$3,010,464	$2,260,150

	Three Months Ended September 30,
	2017	2016
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$57,003	$51,575
Costs associated with loan refinancing or payoff	1,477	14
Interest expense, net	34,194	24,265
Transaction costs	113	2,947
Depreciation and amortization	34,694	27,601
Equity in income from joint ventures	(35)	(203)
Gain on sale of real estate	(997)	(1,615)
Income tax expense	587	358
Preferred dividend requirements	5,951	5,951
Gain on insurance recovery (1)	—	(1,825)
Adjusted EBITDA (for the quarter)	$132,987	$109,068

Adjusted EBITDA (2)	$531,948	$436,272

Net Debt/Adjusted EBITDA Ratio	5.66	5.18

(1) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended September 30,
	2017	2016
Income from settlement of foreign currency swap contracts	$520	$643
Gain on insurance recovery	—	1,825
Fee income	1	—
Miscellaneous income	1	8
Other income	$522	$2,476

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

	September 30, 2017	December 31, 2016
Total Investments:
Rental properties, net of accumulated depreciation	$4,535,994	$3,595,762
Add back accumulated depreciation on rental properties	711,384	635,535
Land held for development	33,674	22,530
Property under development	284,211	297,110
Mortgage notes and related accrued interest receivable	972,371	613,978
Investment in a direct financing lease, net	57,698	102,698
Investment in joint ventures	5,616	5,972
Intangible assets, gross(1)	45,848	28,787
Notes receivable and related accrued interest receivable, net(1)	5,213	4,765
Total investments	$6,652,009	$5,307,137

Total investments	$6,652,009	$5,307,137
Cash and cash equivalents	11,412	19,335
Restricted cash	24,323	9,744
Account receivable, net	99,213	98,939
Less: accumulated depreciation on rental properties	(711,384)	(635,535)
Less: accumulated amortization on intangible assets	(16,318)	(14,008)
Prepaid expenses and other current assets	73,755	79,410
Total assets	$6,133,010	$4,865,022

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	September 30, 2017	December 31, 2016
Intangible assets, gross	$45,848	$28,787
Less: accumulated amortization on intangible assets	(16,318)	(14,008)
Notes receivable and related accrued interest receivable, net	5,213	4,765
Prepaid expenses and other current assets	73,755	79,410
Total other assets	$108,498	$98,954

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2017, we had a $1.0 billion unsecured revolving credit facility with a $170.0 million outstanding balance and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.64% through April 5, 2019. As discussed in Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q, these facilities were amended and restated on September 27, 2017.

On October 31, 2017, we entered into three interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of the unsecured term loan facility from November 6, 2017 to April 4, 2019 and on $350.0 million of the unsecured term loan facility from April 5, 2019 to February 7, 2022.
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
We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. To mitigate our foreign currency risk in future periods on these Canadian properties, we entered into cross currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. There is no initial or final exchange of the notional amounts on these swaps. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2018 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties. Additionally, on August 30, 2017, we entered into a cross-currency swap that will be effective July 1, 2018 with a fixed original notional value of $100.0 million CAD and $79.5 million U.S. The net effect of these swaps is to lock in an exchange rate of 1.26 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020.
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

Item 4. Controls and Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2017.

Item 6. Exhibits

10.1
Second Amended, Restated and Consolidated Credit Agreement, dated as of September 27, 2017, among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 10.1.

10.2
First Amendment, dated as of September 27, 2017, to Note Purchase Agreement, dated as of August 1, 2016, by and among the Company and the institutional investors party thereto, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 10.2.

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

EPR Properties

Dated:	November 8, 2017	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2017	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)