Form 10-K
period 2017-12-31
EPR PROPERTIES
filed 2018-03-01
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-13561

EPR PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Walnut Street, Suite 200 Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares of beneficial interest, par value $.01 per share	New York Stock Exchange
5.75% Series C cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
9.00% Series E cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
5.75% Series G cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $5,341,162,143.
At February 27, 2018, there were 74,316,991 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•
The duration or outcome of litigation, or other factors outside of litigation such as project financing, relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or canceled;

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

•
The ability of our build-to-suit education tenants to achieve sufficient enrollment within expected timeframes and therefore have capacity to pay their agreed upon rent, including the ability of our early education tenant, Children's Learning Adventure, to successfully negotiate a restructuring and secure capital necessary to achieve positive cash flow;

•	Risks relating to our tenants' exercise of purchase options or borrowers' exercise of prepayment options related to our education properties;

•	Risks associated with our level of indebtedness;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

i

•	Financing arrangements that expose us to funding or purchase risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with security breaches and other disruptions;

•	Changes in accounting standards that may adversely affect our financial statements;

•	Fluctuations in the value of real estate income and investments;

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

ii

iii

PART I

Item 1. Business

General

EPR Properties (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, the Company has grown into a leading specialty REIT with an investment portfolio that includes primarily entertainment, recreation and education properties. The underwriting of our investments is centered on key industry and property cash flow criteria, as well as the credit metrics of our tenants and customers. As further explained under “Growth Strategies” below, our investments are also guided by a focus on inflection opportunities that are associated with or support enduring uses, excellent executions, attractive economics and an advantageous market position.

We are a self-administered REIT. As of December 31, 2017, our total assets were approximately $6.2 billion (after accumulated depreciation of approximately $0.7 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at December 31, 2017. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2017 and 2016. We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. Our total investments at December 31, 2017 consisted of interests in the following:

•
$2.9 billion or 44% related to entertainment properties, which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$2.2 billion or 32% related to recreation properties, which includes ski properties, attractions, golf entertainment complexes and other recreation facilities;

•	$1.4 billion or 21% related to education properties, which consists of investments in public charter schools, early education centers and K-12 private schools; and

•
$179.3 million or 3% related to other properties, which consists of the Resorts World Catskills (formerly Adelaar) casino and resort project in Sullivan County, New York (excluding $50.6 million related to the Resorts World Catskills indoor waterpark project included in recreation).

We believe entertainment, recreation and education are highly enduring sectors of the real estate industry and that, as a result of our focus on properties in these sectors, industry relationships and the knowledge of our management, we have a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach offers the potential for higher growth and better yields.

We believe our management’s knowledge and industry relationships have facilitated favorable opportunities for us to acquire, finance and lease properties. Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our real estate portfolio as we have continued to grow.

We are particularly focused on property categories which allow us to use our experience to mitigate some of the risks inherent in a changing economic environment. We cannot provide any assurance that any such potential investment or acquisition opportunities will arise in the near future, or that we will actively pursue any such opportunities.

Although we are primarily a long-term investor, we may also sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Entertainment

As of December 31, 2017, our Entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $2.9 billion with interests in:

•	147 megaplex theatres located in 34 states;

•	seven entertainment retail centers (which included seven additional megaplex theatres) located in Colorado, New York, California, and Ontario, Canada;

•	11 family entertainment centers located in Colorado, Georgia, Illinois, Indiana, Florida and Texas;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	$101.3 million in construction in progress primarily for real estate development and redevelopment of megaplex theatres as well as other retail redevelopment projects; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2017, our owned real estate portfolio of megaplex theatres consisted of approximately 11.0 million square feet and was 100% leased and our remaining owned entertainment real estate portfolio consisted of 2.0 million square feet and was 96% leased. The combined owned entertainment real estate portfolio consisted of 13.1 million square feet and was 99% leased. Our owned theatre properties are leased to 15 different leading theatre operators. A significant portion of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC"). For the year ended December 31, 2017, approximately $114.4 million or 19.9% of the Company's total revenues were derived from rental payments by AMC.

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

The theatre box office continues to reflect solid performance. Box office revenues reached a record high during 2016 and were less than 3% lower than that record in 2017, according to Box Office Mojo. We expect the development of new megaplex theatres and the conversion or partial conversion of existing theatres to enhanced amenity formats to continue in the United States and abroad over the long-term. As a result of the significant capital commitment involved in building new megaplex theatres and redeveloping existing theatres, as well as the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to exhibition businesses in the future.

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

Our family entertainment center operators offer a variety of entertainment options including bowling, bocce ball and karting as well as an observation deck on the 94th floor of the John Hancock building in downtown Chicago, Illinois.

We will continue to seek opportunities for the development of, or acquisition of, other entertainment related properties that leverage our expertise in this area.

Recreation

As of December 31, 2017, our Recreation segment consisted of investments in ski properties, attractions, golf entertainment complexes and other recreation totaling approximately $2.2 billion with interests in:

•	26 ski properties located in 6 states;

•	20 attractions located in 12 states;

•	30 golf entertainment complexes located in 17 states;

•	eight other recreation properties located in 6 states; and

•
$125.2 million in construction in progress for golf entertainment complexes and the development of an indoor waterpark hotel at the Resorts World Catskills casino and resort project located in Sullivan County, New York.

As of December 31, 2017, our owned recreation real estate portfolio was 100% leased.

Our ski properties provide a sustainable advantage for the experience conscious consumer, providing outdoor entertainment during the winter. All of the ski properties that serve as collateral for our mortgage notes in this area, as well as our five owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski properties lies in the convenient and reliable experience consumers can expect. Given that all of our ski properties are located near major metropolitan areas, they offer skiing and snowboarding without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience versus other ski properties that do not have such capabilities. Our ski properties are leased to, or we have mortgage notes receivable from, 10 different operators. We expect to continue to pursue opportunities in this area.

Our attraction portfolio consists of waterparks and amusement parks, both of which draw a diverse segment of customers. Our attraction operators continue to deliver innovative and compelling attractions along with high standards of service, making our attractions a day of fun that's accessible for families, teens, locals and tourists. Waterparks and amusement parks offer experiences designed to appeal to all ages while remaining accessible in both cost and proximity. As many waterparks are growing from single-day attendance to a destination getaway, we believe indoor waterpark hotels increase the four-season appeal at many resorts. Our attraction properties are leased to, or we have mortgage notes receivable from, seven different operators. We expect to continue to pursue opportunities in this area.

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

Our other recreation portfolio consists of both classic and innovative activities. This includes our investments in fitness and wellness properties, as well as in new recreation properties such as iFly, which provides a unique indoor sky-diving experience to its guests.

We will continue to seek opportunities for the development of, or acquisition of, other recreation related properties that leverage our expertise in this area.

Education

As of December 31, 2017, our Education segment consisted of investments in public charter schools, early education centers and K-12 private schools totaling approximately $1.4 billion with interests in:

•	65 public charter schools located in 19 states and the District of Columbia;

•	65 early education centers located in 17 states;

•	15 private schools located in 10 states;

•	$25.5 million in construction in progress for real estate development or expansions of public charter schools and early education centers; and

•	$12.4 million in undeveloped land inventory.

As of December 31, 2017, our owned education real estate portfolio consisted of approximately 4.2 million square feet and was 92% leased. This reflects the termination of nine CLA leases, as further discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.

Public charter schools are tuition-free, independent schools that are publicly funded by local, state and federal tax dollars based on enrollment. Driven by the need to improve the quality of public education and provide more school choices in the U.S., public charter schools are one of the fastest growing segments of the multi-billion dollar educational facilities sector, and we believe a critical need exists for the financing of new and refurbished educational facilities. To meet this need, we have established relationships with public charter school operators, authorizers and developers across the country and expect to continue to develop our leadership position in providing real estate financing in this area. Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from local, state and federal tax dollars. Like public schools, public charter schools are required to meet both state and federal academic standards. We have 45 different operators for our owned public charter schools.

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

As with public charter schools, the Company's expansion into both early education centers and private schools is supported by strong unmet demand, and we expect to increase our investment in both of these areas.

Early education centers continue to see demand due to the proliferation of dual income families and the increasing emphasis on early childhood education, beyond traditional daycare. There is increased demand for curriculum-based, child-centered learning. We believe this property type is a logical extension of our education platform and allows us to increase our diversity and geographical reach with these assets.

We believe K-12 private schools have significant growth potential when they have differentiated, high quality offerings. Many private schools in large urban and suburban areas are at capacity and have large waiting lists making admission more difficult. The demand for nonsectarian private education has increased in recent years as parents and students become more focused on the comprehensive impact of a strong school environment.

We will continue to seek opportunities for the development of, or acquisition of, other education related properties that leverage our expertise in this area.

Many of our education lease and mortgage agreements contain purchase or prepayment options whereby the tenant or borrower can acquire the property or prepay the mortgage loan for a premium over the total development cost at certain points during the terms of the agreements. If these properties meet certain criteria, the tenants may be able to obtain bond or other financing at lower rates and therefore be motivated to exercise these options. We do not anticipate that all of these options will be exercised but cannot determine at this time the amount or timing of such option exercises. Additionally, it is difficult to forecast when these options will be exercised, which can create volatility in our earnings. In accordance with GAAP, prepayment penalties related to mortgage agreements are included in mortgage and other financing income and are included in FFO as adjusted (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO and FFO as adjusted, which are non-GAAP measures). However, if a tenant exercises the option to purchase a property under lease, GAAP requires that a gain on sale be recognized for the amount of cash received over the carrying value of the property and gains on sale are typically excluded from FFO as adjusted. Accordingly, for consistency in presentation and with the wording and intent of the lease provisions, we treat the premium over the total development cost (i.e. the undepreciated cost) as a termination fee and include such fees in FFO as adjusted, and only the difference between the total development cost and the carrying value is treated as gain on sale and excluded from FFO as adjusted.

During the year ended December 31, 2017, we received prepayment of $3.4 million on one mortgage note receivable that was secured by a public charter school located in Dallas, Texas and we received a prepayment fee of $0.6 million.  In addition, pursuant to tenant purchase options, we completed the sale of eight public charter schools located in Colorado, Arizona, North Carolina and Utah for net proceeds totaling $97.3 million.  In connection with these sales, we recognized gains on sale of $20.7 million of which $20.0 million has been included in termination fees in FFO as adjusted (a non-GAAP financial measure) per the methodology discussed above.

As of December 31, 2017, an estimate of the number of education properties potentially impacted by option exercises, the total development cost and the total potential amount of the prepayment penalties or lease termination fees in the first option period by year are as follows (dollars in thousands):

Year Option First Exercisable	Number of Education Properties	Total Development Cost	Total Potential Termination Fees/Prepayment Penalties in First Option Period
2018	9	$90,730	$17,200
2019	12	136,013	24,051
2020	7	51,154	9,300
2021	12	92,587	19,475
2022	3	35,228	5,692
Thereafter	4	155,888	22,746

Other

As of December 31, 2017, our Other segment consisted primarily of land under ground lease, property under development and land held for development totaling approximately $179.3 million related to the Resorts World Catskills casino and resort project in Sullivan County, New York, which we previously referred to as the Adelaar casino and resort project. Our ground lease tenant is expected to invest in excess of $920.0 million in the construction of the casino and resort project, and it first opened for business in February 2018.

Business Objectives and Strategies

Our vision is to become the leading specialty REIT by focusing our unique knowledge and resources on select real estate segments which provide the potential for outsized returns.

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

Growth Strategies

Central to our growth is remaining focused on acquiring or developing properties in our primary investment segments: Entertainment, Recreation and Education. We may also pursue opportunities to provide mortgage financing for these investment segments in certain situations where this structure is more advantageous than owning the underlying real estate.

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

Development and Redevelopment
We intend to continue developing properties and redeveloping existing properties that are consistent with our growth strategies. We generally do not begin development of a single-tenant property without a signed lease providing for rental payments that are commensurate with our level of capital investment. In the case of a multi-tenant development, we generally require a significant amount of the development to be pre-leased prior to construction to minimize lease-up risks. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to third-party firms.

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

Tenant and Customer Relationships
We intend to continue developing and maintaining long-term working relationships with entertainment, recreation, education and other specialty business operators and developers by providing capital for multiple properties on a regional, national and international basis, thereby creating efficiency and value for both the operators and the Company.

Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and tenant or customer. In pursuing this diversification strategy, we will target entertainment, recreation, education and other specialty business operators that we view as leaders in their market segments and have the ability to compete effectively and perform under their agreements with the Company.

Dispositions
We will consider property dispositions for reasons such as creating price awareness of a certain property type, opportunistically taking advantage of an above market offer or reducing exposure related to a certain tenant, property type or geographic area.

Capitalization Strategies

Debt and Equity Financing
Our ratio of net debt to adjusted EBITDA, a non-GAAP measure (see "Non-GAAP Financial Measures" for definitions and reconciliations), is our primary measure to evaluate our capital structure and the magnitude of our debt against our operating performance. Additionally, we utilize our ratio of net debt to gross assets as a secondary measure to evaluate our capital structure. We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of this ratio.

We rely primarily on an unsecured debt structure. In the future, while we may obtain secured debt from time to time or assume secured debt financing obligations in acquisitions, we intend to issue primarily unsecured debt securities to satisfy our debt financing needs. We believe this strategy increases our access to capital and permits us to more efficiently match available debt and equity financing to our ongoing capital requirements.

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

Payment of Regular Dividends
We pay dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis). We expect to continue to pay dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFO as adjusted per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed, and may continue to seek to finance, entertainment, recreation, education and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2017, we had 63 full-time employees.

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
There continues to be global economic uncertainty. Increased uncertainty in the wake of the "Brexit" referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union, the formal notice by the United Kingdom in March 2017 of its exit from the European Union, as well as political changes in the U.S. and abroad, have contributed to volatility in the global financial markets. Although the U.S. economy has continued to improve, there can be no assurances that the U.S. economy will continue to improve or that a future recession will not occur. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Movie theatres, entertainment retail centers, recreation and entertainment venues, early childhood education centers, private K-12 schools, ski properties and attractions represent some of the largest market investments in our portfolio; and AMC, Topgolf, Regal Cinemas, Inc. and Cinemark USA, Inc. represented our largest customers for the year ended December 31, 2017. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. A downturn in the economy could cause consumers to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.

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
The U.S. Federal Reserve increased its benchmark interest rate multiple times in 2017 and has continued signaling that rates could continue to rise. If interest rates continue to increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

We previously made a significant investment in a planned casino and resort development (the “Resorts World Catskills Project”), which is now the subject of ongoing litigation. We cannot predict the duration or outcome of this litigation. Prolonged litigation or an unfavorable outcome could have a material adverse effect on the Resorts World Catskills Project or our financial condition and results of operations.
Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom we acquired the Resorts World Catskills resort property (the "Cappelli Group"), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and our relationship with Empire Resorts, Inc. ("Empire Resorts") and certain of its subsidiaries (together with Empire Resorts, collectively, the "Empire Project Parties"). This litigation involves three separate cases filed in state and federal court. Two of the cases, a state and the federal case, are closed and resulted in no liability to the Company.

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

The success of the Resorts World Catskills Project is largely dependent upon the successful development and operation of the Resorts World Casino and Resort, which requires the Empire Project Parties to comply with the terms of a gaming license. If Empire Resorts fails to satisfy its obligations under the gaming license, the Resorts World Catskills Project may be indefinitely delayed or canceled, and if we are unable to identify suitable alternative uses for the property, this could lead to a material adverse effect on our financial condition and results of operations.
On December 21, 2015, Montreign Operating Company, LLC (“Montreign”), a subsidiary of Empire Resorts, was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission to operate the Resorts World Catskills Casino and Resort, a key component of the Resorts World Catskills Project. On January 17, 2018, the Resorts World Catskills Casino and Resort announced its plans to open the casino resort to the public on February 8, 2018. The Gaming Facility License is subject to a number of conditions, including the requirement that Montreign invest, or cause to be invested, no less than $854 million in the initial phase of the Resorts World Catskills Project, as well as additional and continuing regulatory conditions imposed by the Gaming Commission.

There can be no assurance that the Resorts World Catskills Casino and Resort will fully comply with the financial or other conditions of the Gaming Facility License. In the event it fails to comply with the conditions of the Gaming Facility License, the Resorts World Catskills Project may be indefinitely delayed or canceled, and there can be no assurance that a suitable alternate use for the property, whether involving gaming or otherwise, will be identified, which could result in a material adverse effect on our investment and on our financial condition and results of operations.

We expect to finance the cost of construction of common infrastructure at the Resorts World Catskills Project primarily through the issuance of tax-exempt public infrastructure bonds, and we could overrun budgeted costs for such infrastructure construction, which could significantly exceed the proceeds from the issuance of such bonds.
We are responsible for the construction of the Resorts World Catskills Project common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds. The debt service of these bonds is expected to be paid primarily through special assessments levied against the property held by the benefited users.  In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and additional reimbursements of $23.9 million during the year ended December 31, 2017, and we expect to receive an additional $21.0 million of reimbursements over the balance of the construction period, which is expected to be completed in 2018. There can be no assurance that the cost of construction of common infrastructure for the Resorts World Catskills Project will not exceed our budgeted amounts of approximately $90.0 million, subject to budget adjustments and related approvals. If so, such excess may not be funded by the tax-exempt public infrastructure bonds and, to the extent they exceed certain negotiated caps, or are allocated to land held by us for development, may not be proportionately recovered from our tenants.

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

The base terms of some of our theatre leases are expiring and there is no assurance that such leases will be renewed at existing lease terms or that we can lease any re-claimed space from some of our larger theatres at economically favorable terms.

The base terms of some of our theatre leases are expiring. For theatres that are not performing as well as they did in the past, the tenants have and may continue to seek rent or other concessions or not renew at all. Furthermore, some tenants of our larger megaplex theatres desire to down-size the theatres they lease to respond to market trends. As a result, these tenants have and may continue to seek rent or other concessions from us, including requiring us to down-size the theatres or otherwise modify the properties in order to renew their leases. Furthermore, while any such screen reductions would likely create opportunities to reclaim a portion of the former theatres for conversion to other uses, there is no guarantee that we can re-lease such space or that such leases would be at economically favorable terms.

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
AMC theatres, one of the nation's largest movie exhibition companies, is the lessee of a substantial number of our megaplex theatre properties. On December 21, 2016, AMC announced that it closed its acquisition of Carmike cinemas upon which AMC became responsible for Carmike's performance under its leases with us. For the year ended December 31, 2017, approximately $114.4 million or 19.9% of our total revenues were derived from rental payments by AMC (including rental payments for Carmike). AMC Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators or by acquiring or seeking to acquire other properties. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases, including the leases acquired in the Carmike acquisition, and AMCE's performance under its guarantee.

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

Our build-to-suit education tenants may not achieve sufficient enrollment within expected timeframes and therefore may not be able to pay their agreed upon rent, which could adversely affect our financial results.
A significant portion of our education investments include investments in build-to-suit projects. When construction is completed for these projects, tenants may require some period of time to achieve full enrollment, and we may provide them with lease terms that are more favorable to the tenant during this timeframe. Tenants that fail to achieve sufficient enrollment within expected timeframes may be unable to pay their rent pursuant to the agreed upon lease terms or at all. If we are required to restructure lease terms or take other action with respect to the applicable property, our financial results may be impacted by lower lease revenues, recording an impairment loss, writing off rental amounts or otherwise.

During 2017, cash flow of Children’s Learning Adventure USA, LLC (“CLA”) was negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization and by adverse weather events in Texas during the third quarter of 2017. During 2017, we participated in negotiations among CLA and other landlords regarding a potential restructuring. Although negotiations are on-going and progress has been made toward a restructuring, investments necessary to accomplish the restructuring have not yet been secured. Certain subsidiaries of CLA who are tenants under our leases have filed Chapter 11 petitions in bankruptcy seeking the protections of the Bankruptcy Code. We intend to pursue legal remedies to secure possession of these properties as expeditiously as possible. We believe that the time it will take to achieve this outcome gives CLA ample opportunity to negotiate a restructuring which, if successful, would obviate the need to evict CLA from these properties. There can be no assurances as to the ultimate outcome of such a restructuring or our pursuit of our legal remedies with respect to these properties.

We are subject to risks relating to provisions included in some of our leases or financing arrangements with operators of our education properties pursuant to which such operators have the option to purchase leased properties or prepay notes relating to financed education properties.
Some of our leases or financing arrangements with education operators include provisions pursuant to which tenant operators may purchase leased properties and mortgagor operators may prepay notes relating to financed education properties, in each case, subject to option exercise payments or prepayment penalties. Some of these tenant or mortgagor operators may be able to obtain alternative financing on more economically favorable terms, in which case, such operators may choose to exercise their purchase option or prepayment right. If such operators exercise their purchase options or prepayment rights, we cannot provide any assurances that we would be able to redeploy the capital associated with these properties in other investments or that such investments would provide comparable returns, which could reduce our earnings going forward. Additionally, it can be difficult to forecast when tenants will exercise their purchase option or borrowers will prepay, which can create volatility in our earnings.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2017, we had total debt outstanding of approximately $3.1 billion. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our investments;

•	negatively impacting our credit ratings; and

•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to meet our remaining commitments on existing projects and maintain the condition of our assets, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

Subject to the restrictions in our unsecured revolving credit facility, our unsecured term loan facility and the debt instruments governing our existing senior notes, we may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our unsecured revolving credit facility, our unsecured term loan facility and the debt instruments governing our existing senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our current debt levels, the risks described above could increase.

There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions.
We currently use debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our existing variable rate debt and any new debt will increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our tenants fail to make their lease payments and we do not have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A small amount of our debt financing is secured by mortgages on our properties and we may enter into additional secured mortgage financing in the future. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties.

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
Some of our properties are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, term loan facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants involving our maximum total debt to total asset value; maximum permitted investments; minimum tangible net worth; maximum secured debt to total asset value; maximum unsecured debt to eligible unencumbered properties; minimum unsecured interest coverage; and minimum fixed charge coverage. Our ability to borrow under our unsecured revolving credit facility and our term loan facility is also subject to compliance with certain other covenants. We also have senior notes issued in a private placement transaction that are subject to certain covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

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

Our real estate investments are concentrated in entertainment, recreation and education properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance entertainment, recreation and education properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in entertainment, recreation and education properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the entertainment, recreation and education industries could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of entertainment, recreation and education properties or, more particularly, outside of megaplex theatre properties.

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.
If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot provide any assurance that we have always qualified and will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification.

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
Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to us. In addition, our creditors, whether secured or unsecured, are entitled to amounts payable to them before we may pay any dividends to our shareholders. Thus, our ability to service our debt obligations and pay dividends to holders of our common and preferred shares depends on our subsidiaries' ability first to satisfy their obligations to their creditors and then to pay distributions to us and our ability to satisfy our obligations to our direct creditors. Our subsidiaries are separate and distinct legal entities and have no obligations, other than limited guaranties of certain of our debt, to make funds available to us.

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
We had 63 full-time employees as of December 31, 2017 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer; Craig L. Evans, our Senior Vice President, General Counsel and Secretary; Michael L. Hirons, our Senior Vice President - Strategy & Asset Management; and Tonya L. Mater, our Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as the amended guidance for revenue recognition and leases, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our business, financial condition and results of operations.

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
Our leases require the tenants to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. In addition, the cost of insurance protection against terrorist acts has risen dramatically over the years. There can be no assurance our tenants will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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
Our entertainment retail centers in Colorado, New York, California, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
We have acquired and financed ski properties and expect to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski property operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions and attracting visitors. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski property. We also own and finance attractions (including waterparks) which would also be subject to risks relating to weather conditions such as in the case of waterparks and amusement parks, excessive rainfall or unseasonable temperatures. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental payments or service our loans.

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
We may develop, redevelop or expand new or existing properties or acquire other real estate related companies, and these activities are subject to various risks.  We may not be successful in pursuing such development or acquisition opportunities. In addition, newly developed or redeveloped/expanded properties or newly acquired companies may not perform as well as expected. We are subject to other risks in connection with any such development or acquisition activities, including the following:

•	we may not succeed in completing developments or consummating desired acquisitions on time;

•	we may face competition in pursuing development or acquisition opportunities, which could increase our costs;

•
we may encounter difficulties and incur substantial expenses in integrating acquired properties into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and employees and therefore divert their attention from other aspects of our business;

•
we may undertake developments or acquisitions in new markets or industries where we do not have the same level of market knowledge, which may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond, such as an inability to attract qualified personnel with knowledge of such markets and industries;

•	we may incur construction costs in connection with developments, which may be higher than projected, potentially making the project unfeasible or unprofitable;

•	we may incur unanticipated capital expenditures in order to maintain or improve acquired properties;

•	we may be unable to obtain zoning, occupancy or other governmental approvals;

•	we may experience delays in receiving rental payments for developments that are not completed on time;

•	our developments or acquisitions may not be profitable;

•	we may need the consent of third parties such as anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld;

•	we may incur adverse tax consequences if we fail to qualify as a REIT for U.S. federal income tax purposes following an acquisition;

•	we may be subject to risks associated with providing mortgage financing to third parties in connection with transactions, including any default under such mortgage financing;

•	we may face litigation or other claims in connection with, or as a result of, acquisitions, including claims from terminated employees, tenants, former stockholders or other third parties;

•
the market price of our common shares, preferred shares and debt securities may decline, particularly if we do not achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by securities or industry analysts or if the effect of an acquisition on our financial condition, results of operations and cash flows is not consistent with the expectations of these analysts;

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
There are a number of provisions in our Declaration of Trust and Bylaws and under Maryland law and agreements we have with others, any of which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company which is not approved by our Board of Trustees. These include:

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

•	limits on the ability of shareholders to remove trustees without cause;

•	requirements for advance notice of shareholder proposals at shareholder meetings;

•	provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees and unsolicited takeovers;

•	provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations;

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2017, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3857 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $64.82 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2017, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4616 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $54.16 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of our Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. In addition, there have been a number of proposals in Congress with respect to tax laws, including proposals to adopt a flat tax or replace the income tax system with a national sales tax or value-added tax.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, and (3) the corporate alternative minimum tax is repealed. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses, other than certain electing businesses, including real estate businesses, which limitation could adversely affect our taxable REIT subsidiaries.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our shareholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

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

Item 2. Properties

As of December 31, 2017, our real estate portfolio (including properties securing our mortgage notes) consisted of investments in each of our four operating segments. The Entertainment segment included investments in 147 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 11 family entertainment centers. The Recreation segment included investments in 26 ski properties, 20 attractions, 30 golf entertainment complexes and eight other recreation properties. The Education segment included investments in 65 public charter school properties, 65 early education centers and 15 private school properties. The Other segment consisted primarily of the land under ground lease, property under development and land held for development related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our properties are located in 42 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment, their locations, acquisition dates, number of theatre screens (if applicable), number of seats (if applicable), gross square footage (except for certain attraction properties where such number is not meaningful), and the tenant.

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
San Antonio, TX	11/97	14	2,722	53,583	Regal
Dallas, TX	11/97	14	2,962	56,430	Studio Movie Grill
Sugar Land, TX (1)	11/97	24	4,367	107,690	AMC
Leawood, KS	11/97	20	962	75,224	AMC
Omaha, NE	11/97	24	4,668	107,402	AMC
Columbus, OH (1)	11/97	24	4,461	98,261	AMC
San Diego, CA (1)	11/97	20	4,173	84,352	AMC
Ontario, CA	11/97	20	2,350	131,534	AMC
Houston, TX	11/97	30	4,925	136,154	AMC
Creve Coeur, MO	11/97	16	1,029	60,418	AMC
San Antonio, TX	11/97	—	—	27,485	Altitude Trampoline Park
Houston, TX	2/98	29	5,115	130,891	AMC
South Barrington, IL	3/98	21	2,069	130,757	AMC
Mesquite, TX	4/98	30	3,095	130,891	AMC
Hampton, VA	6/98	24	4,673	107,396	AMC
Raleigh, NC	8/98	16	2,596	51,450	Cinemark
Davie, FL	11/98	24	4,180	96,497	Cinemark
Pompano Beach, FL	11/98	18	3,424	73,637	AMC
Aliso Viejo, CA	12/98	20	4,238	98,557	Regal
Boise, ID (1)	12/98	22	4,883	140,300	Regal
Woodridge, IL (2)	6/99	18	4,397	82,000	AMC
Tampa, FL	6/99	24	2,124	84,000	AMC
Westminster, CO	6/99	24	4,693	89,260	AMC
Cary, NC	12/99	20	3,883	77,475	Regal
Houston, TX	5/00	—	—	7,808	Various
Westminster, CO	12/01	—	—	138,051	Various
Metairie, LA (1)	3/02	11	2,127	70,000	AMC
Harahan, LA	3/02	20	4,116	90,391	AMC
Hammond, LA	3/02	10	1,530	39,850	AMC
Houma, LA	3/02	10	1,766	44,450	AMC
Harvey, LA	3/02	16	3,053	71,607	AMC
Greenville, SC	6/02	16	2,814	52,830	Regal
Sterling Heights, MI	6/02	30	4,925	107,712	AMC
Olathe, KS	6/02	28	4,191	100,251	AMC
Greenville, SC	6/02	—	—	10,000	Various
Livonia, MI	8/02	20	3,604	75,106	AMC
Alexandria, VA (1)	10/02	22	3,640	132,903	AMC
Little Rock, AR	12/02	18	3,997	79,330	Cinemark
Macon, GA	3/03	16	2,950	66,400	Southern
Southfield, MI	5/03	20	5,962	112,119	AMC
Southfield, MI	5/03	—	—	19,852	Various
Lawrence, KS	6/03	12	2,386	42,497	Regal
New Rochelle, NY	10/03	18	4,893	102,267	Regal
New Rochelle, NY	10/03	—	—	343,809	Various
Columbia, SC	11/03	14	2,938	56,705	Regal
Hialeah, FL	12/03	18	4,900	77,400	Cobb
Phoenix, AZ	3/04	17	1,783	113,768	AMC
Mesa, AZ	3/04	14	1,257	94,774	AMC
Hamilton, NJ	3/04	24	4,183	95,466	AMC
Mississagua, ON (6)	3/04	16	3,856	92,971	Cineplex
Kanata, ON (6)	3/04	24	4,764	89,290	Landmark Cinemas
Whitby, ON (6)	3/04	24	4,688	89,290	Landmark Cinemas
Oakville, ON (6)	3/04	24	4,772	89,290	Cineplex
Subtotal Entertainment Properties, carried over to next page		938	167,084	4,737,831

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	938	167,084	4,737,831
Mississagua, ON (6)	3/04	—	—	115,934	Various
Kanata, ON (6)	3/04	—	—	384,373	Various
Whitby, ON (6)	3/04	—	—	149,487	Various
Oakville, ON (6)	3/04	—	—	140,830	Various
Lafayette, LA (1)	7/04	16	2,744	61,579	Southern
Peoria, IL	7/04	18	4,063	82,330	AMC
Warrenville, IL	7/04	—	—	7,500	Various
Hurst, TX	11/04	18	3,914	98,250	Cinemark
D'Iberville, MS	12/04	18	2,802	59,533	Southern
Melbourne, FL	12/04	16	3,600	75,850	AMC
Wilmington, NC	2/05	16	1,165	57,338	Regal
Chattanooga, TN	3/05	18	4,133	82,330	AMC
Burbank, CA	3/05	16	3,809	86,551	AMC
Burbank, CA	3/05	—	—	34,818	Various
Conroe, TX	6/05	14	2,403	45,000	Southern
Indianapolis, IN	6/05	12	942	45,700	AMC
Hattiesurg, MS	9/05	18	2,675	57,367	Southern
Arroyo Grande, CA	12/05	10	1,714	35,760	Regal
Auburn, CA	12/05	10	1,563	35,089	Regal
Fresno, CA	12/05	16	3,866	80,600	Regal
Modesto, CA (1)	12/05	10	3,866	38,873	Regal
Columbia, MD (1)	3/06	14	2,459	63,306	AMC
Garland, TX (3)	3/06	17	3,028	75,252	AMC
Garner, NC	4/06	14	2,619	50,810	Regal
Winston Salem, NC (1)	7/06	18	3,496	75,605	Southern
Huntsville, AL	8/06	18	4,150	90,200	AMC
Kalamazoo, MI	11/06	10	1,007	65,525	AMC
Slidell, LA (1) (4)	12/06	16	2,695	62,300	Southern
Pensacola, FL	12/06	15	3,361	74,400	AMC
Panama City Beach, FL	5/07	16	3,636	75,605	Southern
Kalispell, MT	8/07	14	2,088	44,650	Cinemark
Greensboro, NC (1)	11/07	18	3,320	74,517	Southern
Glendora, CA (1)	10/08	12	2,186	50,710	AMC
Ypsilanti, MI	12/09	20	5,602	131,098	Cinemark
Manchester, CT	12/09	18	4,317	87,700	Cinemark
Centreville, VA	12/09	12	3,094	73,500	Cinemark
Davenport, IA	12/09	18	3,772	93,755	Cinemark
Fairfax, VA	12/09	14	3,544	74,689	Cinemark
Flint, MI	12/09	14	3,493	85,911	Cinemark
Hazlet, NJ	12/09	12	3,000	58,300	Cinemark
Huber Heights, OH	12/09	16	1,624	95,830	Cinemark
North Haven, CT	12/09	14	1,329	57,202	Cinemark
Okolona, KY	12/09	16	3,264	79,453	Cinemark
Voorhees, NJ	12/09	16	3,098	62,658	AMC
Louisville, KY	12/09	20	3,194	84,202	AMC
Beaver Creek, OH	12/09	14	3,211	73,634	Cinemark
West Springfield, MA	12/09	15	3,775	111,166	Cinemark
Cincinnati, OH	12/09	14	3,152	63,829	Cinemark
Beaumont, TX	6/10	15	2,805	63,352	Cinemark
Colorado Springs, CO	6/10	20	4,597	109,986	Cinemark
El Paso, TX	6/10	20	4,742	109,030	Cinemark
Subtotal Entertainment Properties, carried over to next page		1,634	306,001	8,831,098

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	1,634	306,001	8,831,098
Grand Prairie, TX	6/10	15	2,654	53,880	Cinemark
Houston, TX	6/10	16	4,369	100,656	Cinemark
McKinney, TX	6/10	14	2,603	56,088	Cinemark
Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Pflugerville, TX	6/10	20	4,654	103,250	Cinemark
Plano, TX	6/10	10	1,612	34,046	Cinemark
Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Redding, CA	6/10	14	2,101	46,793	Cinemark
Virginia Beach, VA (1)	12/10	7	630	20,745	Beach Cinema Bistro Group, Inc.
Dallas, TX	12/10	—	—	33,250	GMBG
Merrimack, NH	3/11	12	1,810	42,400	Cinemagic
Hooksett, NH	3/11	15	2,248	55,000	Cinemagic
Saco, ME	3/11	13	2,256	54,000	Cinemagic
Westbrook, ME	3/11	16	2,292	53,000	Cinemagic
Twin Falls, ID (1)	4/11	13	2,100	38,736	Cinema West
Northbrook, IL (1)	7/11	—	—	39,289	Pinstripes
Jacksonville, FL	2/12	—	—	46,000	Main Event
Indianapolis, IN	2/12	—	—	65,000	Main Event
Dallas, TX (1)	3/12	11	1,672	62,684	LOOK Cinemas
Oakbrook, IL (1)	3/12	—	—	66,442	Pinstripes
Southern Pines, NC	6/12	10	1,696	36,180	Frank Theatres, LLC
Albuquerque, NM (1)	6/12	16	3,033	71,297	Regal
Austin, TX	9/12	10	946	36,000	Alamo Draft House Cinemas
Champaign, IL (1)	9/12	13	2,896	55,063	AMC
Gainesville, VA (1)	2/13	10	2,906	57,943	Regal
Lafayette, LA (1) (4)	8/13	14	2,267	52,957	Southern
New Iberia, LA (1) (4)	8/13	10	1,384	32,760	Southern
San Francisco, CA	8/13	5	537	19,237	Alamo Draft House Cinemas
Tuscaloosa, AL (1)	9/13	16	2,912	65,442	Cobb
Warrenville, IL (2)	10/13	17	3,866	70,000	Regal
Tampa, FL	10/13	11	762	94,774	AMC
Warrenville, IL	10/13	—	—	35,000	Main Event
Opelika, AL	11/12	13	2,896	55,063	AMC
Bedford, IN	4/14	7	1,009	22,152	Regal
Seymour, IN	4/14	8	1,216	24,905	Regal
Wilder, KY	4/14	14	991	54,645	Regal
Bowling Green, KY	4/14	12	1,803	48,658	Regal
New Albany, IN	4/14	16	2,824	68,575	Regal
Clarksville, TN	4/14	16	2,824	73,208	Regal
Williamsport, PA	4/14	12	1,872	44,608	Regal
Noblesville, IN	4/14	12	708	33,892	Regal
Moline, IL	4/14	14	2,270	54,817	Regal
O'Fallon, MO	4/14	14	2,114	51,958	Regal
McDonough, GA	4/14	16	2,602	57,941	Regal
Virginia Beach, VA	2/15	12	1,200	43,764	Regal
Yulee, FL	2/15	10	1,796	36,200	AMC
Schaumburg, IL	4/15	—	—	25,052	Punch Bowl Social
Jacksonville, FL	5/15	24	1,951	82,064	AMC
Denham Springs, LA (1)	5/15	14	2,200	46,360	Southern
Crystal Lake, IL	7/15	16	1,173	73,000	Regal
Laredo, TX	12/15	7	816	31,800	Alamo Draft House Cinemas
Corpus Christi, TX	12/15	7	794	30,360	Alamo Draft House Cinemas
Marietta, GA	2/16	—	—	105,470	Andretti Indoor Karting & Games
Stapleton, CO	5/16	—	—	24,799	Punch Bowl Social
Orlando, FL	5/16	—	—	128,000	Andretti Indoor Karting & Games
Delmont, PA	6/16	12	1,720	45,319	AMC
Subtotal Entertainment Properties, carried over to next page		2,246	403,790	11,886,263

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	2,246	403,790	11,886,263
Kennewick, WA	6/16	12	1,722	47,004	AMC
Franklin, TN	6/16	20	3,300	109,956	AMC
Mobile, AL	6/16	16	1,885	60,471	AMC
El Paso, TX	6/16	16	1,792	60,283	AMC
Edinburg, TX	6/16	20	2,500	87,539	AMC
Hendersonville, TN	7/16	16	3,027	65,966	Regal
Houston, TX	10/16	10	1,082	46,525	Star Cinema Grill
Detroit, MI	11/16	9	1,026	56,804	Emagine Entertainment
Dallas, TX	12/16	—	—	49,950	Pinstack
Fort Wayne, IN	05/17	14	1,200	69,212	Regal
Wichita, KS	05/17	18	4,044	93,905	Regal
Wichita, KS	05/17	7	690	28,875	Regal
Richmond, TX	8/17	22	5,221	180,000	Regal
Tomball, TX	8/17	19	2,138	100,000	Regal
Cleveland, OH (2)	8/17	24	2,198	100,717	Cinemark
Cleveland, OH	8/17	—	—	25,739	Various
Subtotal Entertainment Properties		2,469	435,615	13,069,209

Education Properties:
Columbus, OH	9/07	—	—	38,808	Imagine Schools, Inc.
Mesa, AZ	9/07	—	—	45,214	Imagine Schools, Inc.
Surprise, AZ	9/07	—	—	45,578	Imagine Schools, Inc.
Las Vegas, NV	10/07	—	—	49,690	Imagine Schools, Inc.
Groveport, OH	10/07	—	—	150,346	Imagine Schools, Inc.
Cleveland, OH	10/07	—	—	57,652	Harvard Avenue Community School
Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Baton Rouge, LA	3/11	—	—	54,975	CSDC
Goodyear, AZ	4/11	—	—	37,502	Bradley Project Development
Phoenix, AZ	11/11	—	—	56,724	Skyline Schools Project Development
Buckeye, AZ	4/12	—	—	85,154	Schoolhouse Buckeye LLC
Tarboro, NC	7/12	—	—	110,000	NE Carolina Prep Acad Project Development
Chester Upland, PA	3/13	—	—	25,200	CSMI
Hollywood, SC	3/13	—	—	59,181	Lowcountry Leadership Project Development
Lake Pleasant, AZ	3/13	—	—	15,309	CLA Properties
Camden, NJ	4/13	—	—	59,024	Mastery Academy
Vista, CA	5/13	—	—	26,454	Bella Mente Project Development
Columbus, OH	5/13	—	—	40,905	Imagine Schools, Inc.
Dayton, OH	5/13	—	—	56,385	Imagine Schools, Inc.
Toledo, OH	5/13	—	—	48,375	Imagine Schools, Inc.
Gilbert, AZ	5/13	—	—	52,723	CAFA Gilbert Investments
Chicago, IL	5/13	—	—	62,900	Concept Schools
Chandler, AZ	7/13	—	—	70,000	Skyline Chandler Project Development
Columbus, OH	11/13	—	—	67,059	Imagine Schools, Inc.
Goodyear, AZ	6/13	—	—	20,746	CLA Properties
Salt Lake City, UT	7/13	—	—	160,000	Schoolhouse Galleria LLC
Oklahoma City, OK	8/13	—	—	25,737	CLA Properties
Las Vegas, NV	9/13	—	—	16,534	CLA Properties
Coppell, TX	9/13	—	—	25,737	CLA Properties
Las Vegas, NV	9/13	—	—	25,737	CLA Properties
Palm Beach, FL	10/13	—	—	80,000	Discovery Schools
Mesa, AZ	12/13	—	—	34,647	iLEAD Lancaster Project Development
Kernersville, NC	12/13	—	—	38,448	NC Leadership Project Development
San Jose, CA	12/13	—	—	80,604	Highmark Independent LLC
Brooklyn, NY (1)	12/13	—	—	89,556	Highmark Independent LLC
Subtotal Education Properties, carried over to next page		—	—	1,995,052

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	—	—	1,995,052
Mesa, AZ	1/14	—	—	25,744	CLA Properties
Fort Collins, CO	2/14	—	—	51,180	GVA FC Project Development
Chicago, IL	2/14	—	—	102,000	British Schools of America
Wilson, NC	3/14	—	—	52,355	Wilson Prep Project Development
Gilbert, AZ	3/14	—	—	25,737	CLA Properties
Baker, LA	4/14	—	—	34,033	ICE Project Development LLC
Charlotte, NC	5/14	—	—	38,607	Bradford Charter Holdings LLC
Chicago, IL	5/14	—	—	65,885	Concept Schools
Cedar Park, TX	7/14	—	—	25,737	CLA Properties
Thornton, CO	7/14	—	—	25,737	CLA Properties
Chicago, IL	7/14	—	—	16,000	TGS Holdings, LLC
Chandler, AZ	8/14	—	—	31,240	American Charter Development
Centennial, CO	8/14	—	—	25,737	CLA Properties
Port Royal, SC	9/14	—	—	28,070	Lowcountry Charter Holdings LLC
McKinney, TX	11/14	—	—	33,237	CLA Properties
Parker, CO	1/15	—	—	37,180	Global Village Academy
Parker, CO	1/15	—	—	6,260	Global Village International
Lakewood, CO	1/15	—	—	4,995	Jacob Academy
Castle Rock, CO	1/15	—	—	8,619	Global Village International
Memphis, TN	2/15	—	—	135,959	DuBois Lanier Project Development LLC
Macon, GA	2/15	—	—	64,362	Vacant
Palm Bay, FL	3/15	—	—	47,895	Pineapple Cove Classical Academy
Emeryville, CA	3/15	—	—	8,520	LePort Educational Institute, Inc.
Rock Hill, SC	4/15	—	—	50,000	Riverwalk Academy
Lafayette, CO	4/15	—	—	4,950	Autana Montessori Bilingual School
East Point, GA	5/15	—	—	40,000	Fulton Leadership Academy
McLean, VA	6/15	—	—	215,275	BASIS Independent
Ashburn, VA (20)	06/15	—	—	33,237	Vacant
West Chester, OH (20)	07/15	—	—	33,237	Vacant
Ellisville, MO (20)	07/15	—	—	33,237	Vacant
Trenton, NJ	07/15	—	—	76,785	SABIS
Chanhassen, MN (20)	08/15	—	—	33,237	Vacant
Maple Grove, MN	8/15	—	—	33,237	CLA Properties
Memphis, TN	9/15	—	—	37,310	Du Bois Consortium
Carmel, IN	9/15	—	—	33,237	CLA Properties
Atlanta, GA	10/15	—	—	13,797	Nobel Learning Communities Inc
Atlanta, GA	10/15	—	—	13,930	Nobel Learning Communities Inc
Macon, GA	11/15	—	—	45,045	Cirrus Education Group, Inc.
Galloway, NJ	12/15	—	—	26,872	CSMI, LLC
Fishers, IN (20)	12/15	—	—	33,237	Vacant
Bronx, NY	1/16	—	—	20,000	Family Life Academy Charter School
Parker, CO	4/16	—	—	52,183	Parker Performing Arts School
Holland, OH	4/16	—	—	30,120	iLead Schools Development
Westerville, OH (20)	4/16	—	—	33,237	Vacant
Las Vegas, NV (20)	6/16	—	—	33,237	Vacant
Louisville, KY	8/16	—	—	8,983	Cadence Education
Louisville, KY	8/16	—	—	6,319	Cadence Education
Mission Viejo, CA	9/16	—	—	21,286	Stratford Schools
Cheshire, CT	11/16	—	—	16,005	EPC
Edina, MN	11/16	—	—	20,060	TGS Holdings, LLC
Eagan, MN	11/16	—	—	16,068	TGS Holdings, LLC
Louisville, KY	12/16	—	—	15,936	Cadence Education
Bala Cynwyd, PA	12/16	—	—	20,881	Cadence Education
Kennesaw, GA	1/17	—	—	7,156	Cadence Education
New Berlin, WI	2/17	—	—	11,093	Cadence Education
Oak Creek, WI	2/17	—	—	11,487	Cadence Education
Holly Springs, NC	3/17	—	—	46,057	Pine Springs Preparatory Academy
Minnetonka, MN	3/17	—	—	17,762	TGS Holdings, LLC
Subtotal Education Properties, carried over to next page		—	—	4,034,634

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	—	—	4,034,634
Wallingford, CT	3/17	—	—	4,918	KLA Schools
Chicopee, MA	5/17	—	—	53,862	Hampden Charter School of Science
Fort Worth, TX	5/17	—	—	14,850	Nobel Learning Communities Inc
Crowley, TX	5/17	—	—	15,063	Nobel Learning Communities Inc
Berlin, CT	6/17	—	—	11,000	EPC
Walnut Creek, CA	7/17	—	—	43,702	Contra Costa School of Performing Arts
Subtotal Education Properties		—	—	4,178,029

Recreation Properties:
Bellfontaine, OH (1) (5)	11/05	—	—	48,427	Peak Resorts, Inc.
Allen, TX (1)	2/12	—	—	63,242	Topgolf USA
Dallas, TX (1)	2/12	—	—	46,400	Topgolf USA
Houston, TX (1)	9/12	—	—	65,000	Topgolf USA
McHenry, MD (1) (7)	12/12	—	—	113,135	Everbright Pacific, LLC
Colony, TX	12/12	—	—	64,100	Topgolf USA
Tannersville, PA (8)	9/13	—	—	155,669	CBK
Alpharetta, GA	5/13	—	—	64,232	Topgolf USA
Scottsdale, AZ (1)	6/13	—	—	59,850	Topgolf USA
Spring, TX	7/13	—	—	64,232	Topgolf USA
San Antonio, TX (1)	12/13	—	—	64,232	Topgolf USA
Tampa, FL (1)	2/14	—	—	64,232	Topgolf USA
Gilbert, AZ	2/14	—	—	64,232	Topgolf USA
Overland Park, KS	5/14	—	—	65,000	Topgolf USA
Ashburn, VA (1)	6/14	—	—	64,232	Topgolf USA
Atlanta, GA	6/14	—	—	65,000	Topgolf USA
Centennial, CO	6/14	—	—	64,232	Topgolf USA
Naperville, IL	8/14	—	—	64,232	Topgolf USA
Oklahoma City, OK	9/14	—	—	65,000	Topgolf USA
Webster, TX	11/14	—	—	64,232	Topgolf USA
Virginia Beach, VA	12/14	—	—	64,232	Topgolf USA
Wintergreen, VA (1) (9)	2/15	—	—	164,612	Pacific Group Resorts Inc.
Edison, NJ (1)	4/15	—	—	65,000	Topgolf USA
Tannersville, PA (1)	5/15	—	—	580,527	CBK Lodge & CBH20
Jacksonville, FL	9/15	—	—	64,232	Topgolf USA
Roseville, CA	10/15	—	—	64,232	Topgolf USA
Portland, OR (1)	11/15	—	—	64,232	Topgolf USA
Orlando, FL	1/16	—	—	65,000	Topgolf USA
Charlotte, NC	4/16	—	—	65,000	Topgolf USA
Fort Worth, TX	8/16	—	—	65,000	Topgolf USA
Powells Point, NC (10)	10/16	—	—	—	OBX Waterpark Adventure
Nashville, TN (1)	12/16	—	—	72,900	Topgolf USA
Denver, CO	2/17	—	—	4,081	iFly Indoor Skydiving
Fort Worth, TX	3/17	—	—	5,000	iFly Indoor Skydiving
Olathe, KS	3/17	—	—	106,250	Genesis Health Clubs
Northstar, CA (11)	4/17	—	—	126,412	Vail Resorts
Huntsville, AL	8/17	—	—	52,796	Topgolf USA
Corfu, NY (12)	4/17	—	—	—	Premier Parks
Oklahoma City, OK (13)	4/17	—	—	—	Premier Parks
Hot Springs, AR (14)	4/17	—	—	—	Premier Parks
Riviera Beach, FL (15)	4/17	—	—	—	Premier Parks
Oklahoma City, OK (16)	4/17	—	—	—	Premier Parks
Palm Springs, CA (17)	4/17	—	—	—	Premier Parks
Spring, TX (18)	4/17	—	—	—	Premier Parks
Glendale, AZ (1)	4/17	—	—	—	Premier Parks
Kapolei, HI (1)	4/17	—	—	—	Premier Parks
Federal Way, WA (1)	4/17	—	—	—	Premier Parks
Colony, TX (1)	4/17	—	—	—	Source Capital
Subtotal Recreation Properties, carried over to next page		—	—	3,018,417

Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant

Subtotal from previous page	n/a	—	—	3,018,417
Garland, TX (1)	4/17	—	—	—	Source Capital
Santa Monica, CA (1)	4/17	—	—	—	Santa Monica Amusements
Concord, CA (1)	4/17	—	—	—	Six Flags
Tampa, FL (1)	8/17	—	—	6,062	iFly Indoor Skydiving
Roseville, CA	9/17	—	—	34,000	24 Hour Fitness, Inc.
Fort Lauderdale, FL (1)	10/17	—	—	6,062	iFly Indoor Skydiving
Subtotal Recreation Properties		—	—	3,064,541

Other Properties:
Kiamesha Lake, NY (19)	07/10	—	—	—	Montreign Operating Company, LLC
Subtotal Other Properties		—	—	—

Total		2,469	435,615	20,311,779

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

(3)	Property is included as security for a $11.7 million mortgage note payable.

(4)	Property is included as security for $25.0 million bond payable.

(5)	Property includes 324 acres, of which 60 are skiable.

(6)	Property is located in Ontario, Canada.

(7)	Property includes 690 acres, of which 172 are skiable.

(8)	Property includes 354 acres, of which 166 are skiable.

(9)	Property includes 809 acres, of which 129 are skiable.

(10)	Property includes 81 acres.

(11)	Property includes 6,627 acres, of which 3,170 are skiable.

(12)	Property includes 969 acres.

(13)	Property includes 108 acres.

(14)	Property includes 70 acres.

(15)	Property includes 29 acres.

(16)	Property includes 23 acres.

(17)	Property includes 22 acres.

(18)	Property includes 80 acres.

(19)	Property includes 1,735 acres.

(20)	These leases have been terminated, however, the former tenant, CLA, continues to occupy the property.

As of December 31, 2017, our owned portfolio of entertainment properties consisted of 13.1 million square feet and was 99% leased, including 11.0 million square feet of owned megaplex theatre properties that were 100% leased. The following table sets forth lease expirations regarding EPR’s owned megaplex theatre portfolio as of December 31, 2017 (dollars in thousands).

Megaplex Theatre Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2017 (1)	% of Company's Total Revenue
2018	4	424,613	$8,572	1.5%
2019	3	286,486	8,261	1.4%
2020	3	186,512	3,943	0.7%
2021	8	566,379	10,966	1.9%
2022	10	822,146	19,949	3.5%
2023	8	718,900	16,163	2.8%
2024	14	1,133,549	27,156	4.7%
2025	4	248,315	9,399	1.6%
2026	7	405,874	12,961	2.3%
2027	20	1,174,176	29,070	5.0%
2028	8	540,534	12,749	2.2%
2029	10	714,593	12,397	2.2%
2030	22	1,844,099	31,309	5.5%
2031	11	738,229	18,117	3.1%
2032	5	242,346	3,748	0.7%
2033	8	422,466	4,816	0.8%
2034	2	111,493	1,977	0.3%
2035	2	51,037	2,297	0.4%
2036	2	103,164	2,393	0.4%
2037	3	310,360	3,175	0.6%
Thereafter	—	—	—	—%
	154	11,045,271	$239,418	41.6%

(1)	Consists of rental revenue and tenant reimbursements.

As of December 31, 2017, our owned portfolio of education properties consisted of 4.2 million square feet and was 92% leased. This reflects the termination of nine CLA leases, as further discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.The following table sets forth lease expirations regarding EPR’s owned education portfolio as of December 31, 2017 (dollars in thousands).

	Education Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2017	% of Company's Total Revenue
2018	1		26,872	$272	—%
2019	—		—	—	—%
2020	—		—	—	—%
2021	—		—	—	—%
2022	—		—	—	—%
2023	—		—	—	—%
2024	1		59,024	3,064	0.5%
2025	—		—	—	—%
2026	—		—	—	—%
2027	—		—	—	—%
2028	—		—	—	—%
2029	—		—	—	—%
2030	—		—	—	—%
2031	13		350,719	6,171	1.1%
2032	10		561,560	10,960	1.9%
2033	9		442,906	8,145	1.4%
2034	14		812,260	24,140	4.2%
2035	20		693,322	10,508	1.8%
2036	14		630,187	14,049	2.4%
2037	9	(1)	292,091	3,104	0.5%
Thereafter	3	(2)	76,429	1,505	0.4%
	94		3,945,370	$81,918	14.2%

(1) Excludes five leases that have been terminated, however the former tenant, CLA, continues to occupy the properties.
(2) Excludes two leases that have been terminated, however the former tenant, CLA, continues to occupy the properties.

As of December 31, 2017, our owned portfolio of recreation properties consisted of approximately 3.1 million square feet of buildings and 10,458 acres of land, and was 100% leased. The following table sets forth lease expirations regarding EPR’s owned recreation portfolio as of December 31, 2017 (dollars in thousands).

	Recreation Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2017	% of Company's Total Revenue
2018	—	—	$—	—%
2019	—	—	—	—%
2020	—	—	—	—%
2021	—	—	—	—%
2022	—	—	—	—%
2023	—	—	—	—%
2024	—	—	—	—%
2025	1	—	1,233	0.2%
2026	1	—	3,806	0.8%
2027	3	239,547	14,005	2.4%
2028	—	—	—	—%
2029	2	—	1,875	0.3%
2030	—	—	—	—%
2031	—	—	—	—%
2032	5	183,723	5,726	1.0%
2033	2	64,100	3,131	0.5%
2034	7	399,205	11,094	1.9%
2035	11	1,481,200	40,887	7.1%
2036	5	263,758	9,567	1.7%
2037	15	433,008	20,172	3.5%
Thereafter	2	—	1,267	0.2%
	54	3,064,541	$112,763	19.6%

Our properties are located in 42 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2017 (dollars in thousands). This data does not include the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Rental revenue for the year ended December 31, 2017 (1)	% of Rental Revenue
Texas	2,801,513	$59,524	12.3%
Florida	1,277,910	32,729	6.8%
California	1,182,731	54,853	11.3%
Ontario, Canada	1,151,465	34,247	7.1%
Ohio	1,062,561	9,054	1.9%
Virginia	1,052,528	24,508	5.1%
Illinois	1,032,267	26,497	5.4%
Pennsylvania	872,204	21,868	4.5%
North Carolina	773,842	19,166	4.0%
Arizona	753,503	21,552	4.4%
Colorado	702,481	15,411	3.2%
Louisiana	661,262	13,608	2.8%
Michigan	654,127	11,551	2.4%
Tennessee	577,629	10,955	2.3%
New York	555,632	31,605	6.5%
Georgia	543,333	10,938	2.3%
Kansas	512,002	10,226	2.1%
Indiana	457,998	5,922	1.2%
New Jersey	444,105	12,210	2.5%
Alabama	323,972	6,303	1.3%
Kentucky	298,196	5,474	1.1%
South Carolina	256,786	5,127	1.1%
Idaho	179,036	2,743	0.6%
Connecticut	176,825	3,244	0.7%
Maryland	176,441	4,151	0.9%
Massachusetts	165,028	1,213	0.2%
Utah	160,000	3,450	0.7%
Missouri	145,613	1,970	0.4%
Minnesota	120,364	(194)	—%
Mississippi	116,900	3,265	0.7%
Nebraska	107,402	1,836	0.4%
Maine	107,000	1,870	0.4%
New Hampshire	97,400	2,279	0.5%
Iowa	93,755	1,170	0.2%
Oklahoma	90,737	4,327	0.9%
Arkansas	79,330	2,166	0.3%
Nevada	75,508	74	—%
New Mexico	71,297	1,251	0.3%
Oregon	64,232	2,165	0.3%
Washington	47,004	1,822	0.4%
Montana	44,650	936	0.2%
Wisconsin	22,580	345	0.1%
Hawaii	—	792	0.2%
	20,089,149	$484,203	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2018 annual rent of approximately $856 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals of approximately $474.6 million (not including periodic rent escalations, percentage rent or straight-line rent). Our entertainment portfolio has an average remaining base lease term life of approximately 12 years, our recreation portfolio has an average remaining base lease term life of approximately 17 years, and our education portfolio has an average remaining base lease term life of approximately 15 years. These leases may be extended for predetermined extension terms at the option of the tenant. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2017
Our property acquisitions and developments in 2017 consisted primarily of spending in each of our primary segments of Entertainment, Recreation and Education. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes, decreased to approximately 47% in 2017, from approximately 72% in 2016. Excluding our transaction with CNL Lifestyle Properties Inc. ("CNL Lifestyle"), the percentage of total investment spending related to build-to-suit projects in 2017 decreased to approximately 59%. Build-to-suit projects remain a significant component of our investment spending and we expect this to continue to be the case in future years. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities.

Item 3. Legal Proceedings

Resort Project in Sullivan County, New York
Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Resorts World Catskills resort property (the "Cappelli Group"), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and our relationship with Empire Resorts, Inc. and certain of its subsidiaries. This litigation involves three separate cases filed in state and federal court. Two of the cases, a state and the federal case, are closed and resulted in no liability to the Company.

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

Early Childhood Education Tenant
During 2017, cash flow of Children’s Learning Adventure USA, LLC (“CLA Parent”) and its subsidiaries (“CLA”) was negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization and by adverse weather conditions in Texas during the third quarter of 2017. During 2017, the Company participated in negotiations among CLA and other landlords regarding a potential restructuring. Although negotiations are on-going and progress has been made toward a restructuring, investments necessary to accomplish the restructuring have not yet been secured. As a result, the Company sent CLA notices of lease termination on October 12, 2017 for the following CLA properties: (i) Broomfield, Colorado, (ii) Ashburn, Virginia, (iii) West Chester, Ohio, (iv) Chanhassen, Minnesota, (v) Ellisville, Missouri, (vi) Farm Road-Las Vegas, Nevada, (vii) Fishers, Indiana, (viii) Tredyffrin, Pennsylvania, and (ix) Westerville, Ohio.

On December 18, 2017, ten subsidiaries of CLA Parent filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW). The debtors in those cases include CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC (collectively, the “CLA Debtors”). CLA Parent has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's tenants to 24 out of our 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

CLA continues to negotiate a restructuring with third parties. The Company will continue to consider whether all or a portion of the Company's properties should be leased to other operators based on results of the restructuring process. Absent an acceptable restructuring, the Company's intention is to vigorously pursue the process of regaining possession of the properties with the goal of securing leases with one or more new tenants. On January 8, 2018, the Company filed with the Court motions seeking rent for the post-petition period beginning on December 18, 2017. The hearing for these motions has been scheduled for March 14, 2018. On January 8, 2018, the Company also filed with the Court motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. There can be no assurance as to the outcome or timing of such proceedings.

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

	High	Low	Dividend
2017:
Fourth quarter	$71.43	$63.10	$1.020
Third quarter	74.15	66.66	1.020
Second quarter	76.90	68.13	1.020
First quarter	77.70	70.08	1.020
2016:
Fourth quarter	$78.67	$65.50	$0.960
Third quarter	84.67	74.93	0.960
Second quarter	80.69	64.00	0.960
First quarter	66.71	53.00	0.960

We declared dividends to common shareholders aggregating $4.08 and $3.84 per common share in 2017 and 2016, respectively.

While we intend to continue paying regular dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. We pay dividends to our common shareholders on a monthly basis and expect to continue to pay such dividends monthly. Additionally, we pay dividends to our preferred shareholders on a quarterly basis and expect to continue to pay such dividends quarterly. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of tenants and customers to meet their obligations to us and any unanticipated capital expenditures. Our Series C convertible preferred shares have a fixed dividend rate of 5.75%, our Series E convertible preferred shares have a fixed dividend rate of 9.00% and our Series G redeemable preferred shares have a fixed dividend rate of 5.75%.

During the year ended December 31, 2017, the Company did not sell any unregistered equity securities.

On February 27, 2018, there were approximately 8,319 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2017 common stock	—		$—	—	$—
November 1 through November 30, 2017 common stock	—		—	—	—
December 1 through December 31, 2017 common stock	244	(1)	63.37	—	—

Total	244		$63.37	—	$—

(1) The repurchases of equity securities during December of 2017 were completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2017, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period.The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/12)
Index Value
250
200
150
100
50
EPR Properties
MSCI U.S. REIT Index
Russell 1000 index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

Total Return Analysis
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
EPR Properties	$100.00	$113.37	$141.54	$152.91	$198.25	$189.54
MSCI US REIT Index	$100.00	$102.47	$133.60	$136.97	$148.78	$156.29
Russell 1000 Index	$100.00	$133.11	$150.73	$152.12	$170.45	$207.42
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

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015	2014 (1)	2013
Rental revenue	$468,648	$399,589	$330,886	$286,673	$248,709
Tenant reimbursements	15,555	15,595	16,320	17,663	18,401
Other income	3,095	9,039	3,629	1,009	1,682
Mortgage and other financing income	88,693	69,019	70,182	79,706	74,272
Total revenue	575,991	493,242	421,017	385,051	343,064
Property operating expense	31,653	22,602	23,433	24,897	26,016
Other expense	242	5	648	771	658
General and administrative expense	43,383	37,543	31,021	27,566	25,613
Retirement severance expense	—	—	18,578	—	—
Costs associated with loan refinancing or payoff, net	1,549	905	270	301	6,166
Gain on early extinguishment of debt	(977)	—	—	—	(4,539)
Interest expense, net	133,124	97,144	79,915	81,270	81,056
Transaction costs	523	7,869	7,518	2,452	1,955
Provision for loan losses	—	—	—	3,777	—
Impairment charges	10,195	—	—	—	—
Depreciation and amortization	132,946	107,573	89,617	66,739	53,946
Income before equity in income from joint ventures and other items	223,353	219,601	170,017	177,278	152,193
Equity in income from joint ventures	72	619	969	1,273	1,398
Gain on sale of real estate	41,942	5,315	23,829	1,209	3,017
Gain on sale of investment in a direct financing lease	—	—	—	220	—
Gain on previously held equity interest	—	—	—	—	4,853
Income before income taxes	265,367	225,535	194,815	179,980	161,461
Income tax benefit (expense)	(2,399)	(553)	(482)	(4,228)	14,176
Income from continuing operations	$262,968	$224,982	$194,333	$175,752	$175,637
Discontinued operations:
Income from discontinued operations	—	—	199	505	333
Transaction benefit	—	—	—	3,376	—
Gain on sale, net from discontinued operations	—	—	—	—	4,256
Net income attributable to EPR Properties	262,968	224,982	194,532	179,633	180,226
Preferred dividend requirements	(24,293)	(23,806)	(23,806)	(23,807)	(23,806)
Preferred share redemption costs	(4,457)	—	—	—	—
Net income available to common shareholders of EPR Properties	$234,218	$201,176	$170,726	$155,826	$156,420
Per share data attributable to EPR Properties shareholders:
Basic earnings per share data:
Income from continuing operations	$3.29	$3.17	$2.93	$2.80	$3.16
Income from discontinued operations	—	—	0.01	0.07	0.10
Net income available to common shareholders	$3.29	$3.17	$2.94	$2.87	$3.26
Diluted earnings per share data:
Income from continuing operations	$3.29	$3.17	$2.92	$2.79	$3.15
Income from discontinued operations	—	—	0.01	0.07	0.09
Net income available to common shareholders	$3.29	$3.17	$2.93	$2.86	$3.24
Shares used for computation (in thousands):
Basic	71,191	63,381	58,138	54,244	48,028
Diluted	71,254	63,474	58,328	54,444	48,214
Cash dividends declared per common share	$4.08	$3.84	$3.63	$3.42	$3.16

(1) The Company adopted FASB Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

Balance sheet data
(Dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013
Net real estate investments	$4,895,552	$3,915,402	$3,427,729	$2,839,333	$2,394,966
Mortgage notes and related accrued interest receivable, net	970,749	613,978	423,780	507,955	486,337
Investment in direct financing leases, net	57,903	102,698	190,880	199,332	242,212
Total assets	6,191,493	4,865,022	4,217,270	3,686,275	3,254,372
Dividends payable	30,185	26,318	24,352	22,233	19,552
Debt	3,028,827	2,485,625	1,981,920	1,629,750	1,457,432
Total liabilities	3,264,168	2,679,121	2,143,402	1,759,786	1,566,358
Equity	2,927,325	2,185,901	2,073,868	1,926,489	1,688,014

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

Overview

Business
Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, recreation and education properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs.

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

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of December 31, 2017, our total assets were approximately $6.2 billion (after accumulated depreciation of approximately $0.7 billion) which included investments in each of our four operating segments with properties located in 42 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 147 megaplex theatres, seven entertainment retail centers (which included seven additional megaplex theatres) and 11 family entertainment centers. Our portfolio of owned entertainment properties consisted of 13.1 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 26 ski properties, 20 attractions, 30 golf entertainment complexes and eight other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 65 public charter schools, 65 early education centers and 15 private schools. Our portfolio of owned education properties consisted of 4.2 million square feet and was 92% leased. This reflects the termination of nine CLA leases, as further discussed in Recent Developments below.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 20.3 million square feet and was 98% leased. As of December 31, 2017, we also had invested approximately $257.6 million in property under development.

Operating Results
Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") per diluted share are detailed below for the years ended December 31, 2017 and 2016 (in millions, except per share information):

	Year ended December 31,
	2017	2016	Increase
Total revenue (1)	$576.0	$493.2	17%
Net income available to common shareholders per diluted share (2)	3.29	3.17	4%
FFOAA per diluted share (3)	5.02	4.82	4%

(1) Total revenue for the year ended December 31, 2017, versus the year ended December 31, 2016, was favorably impacted by the effect of investment spending in 2017 and 2016, including our transaction with CNL Lifestyle Properties Inc. ("CNL Lifestyle") and funds affiliated with Och-Ziff Real estate ("OZRE") which closed on April 6, 2017. Total revenue for the year ended December 31, 2017 versus the year ended December 31, 2016 was unfavorably impacted by lower straight-line rental revenue and the reversal of prior period straight-line rent receivables of $4.0 million and $7.4 million, respectively, as well as a reduction in rental revenue of $2.7 million relating to one of our early education tenants. In addition, total revenue for the year ended December 31, 2017 was unfavorably impacted by property dispositions and note payoffs that occurred in 2017 and 2016, and by lower gains related to insurance claims in 2017. Total revenue for the year ended December 31, 2017 was also unfavorably impacted by $2.8 million less recognized in prepayment fees from the early payoff of mortgage notes than recognized for the year ended December 31, 2016.

(2) Net income available to common shareholders per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016, was also impacted by the items affecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016 was favorably impacted by lower transaction costs, higher gains on sale of real estate and a gain on early extinguishment of debt recognized in 2017. Net income available to common shareholders per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016 was unfavorably impacted by increases in interest expense, general and administrative expense, bad debt expense (relating to one of our early education tenants), income tax expense and common shares outstanding primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE. Additionally, net income available to common shareholders per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016 was unfavorably impacted by a $10.2 million impairment charge recognized in 2017 and $4.5 million in preferred share redemption costs.

(3) FFOAA per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016, was favorably impacted by the effect of investment spending in 2017 and 2016, including our transaction with CNL Lifestyle and OZRE which closed on April 6, 2017, and higher termination fees primarily recognized with the exercise of tenant purchase options. FFOAA per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016 was unfavorably impacted by increases in interest expense, general and administrative expense, common shares outstanding (primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE), as well as property dispositions and note payoffs that occurred in 2017 and 2016. Additionally, FFOAA per diluted share for the year ended December 31, 2017, versus the year ended December 31, 2016, was unfavorably impacted by lower straight-line rental revenue and the reversal of prior period straight-line rent receivables of $4.0 million and $7.4 million, respectively, a reduction in rental revenue of $2.7 million and in increase in bad debt expense of $6.0 million relating to one of our early education tenants. FFOAA per diluted share for the year ended December 31, 2017 was also unfavorably impacted by $2.8 million less recognized in prepayment fees from the early payoff of mortgage notes than recognized for the year ended December 31, 2016.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview
During 2017, our total investment spending was $1.6 billion compared to $805.0 million in the prior year with increases in our Entertainment and Recreation segments, offset by a decrease in our Education and Other segments.

During 2017, our investment spending in our Entertainment segment was $319.7 million compared to $266.1 million in the prior year. The current year included spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $154.1 million in acquisitions of six megaplex theatres. We continued to have build-to-suit opportunities available for megaplex theatres and family entertainment centers at attractive terms with both existing and new tenants. Additionally, many megaplex theatre operators are pursuing the renovation of theatres to include enhanced amenities such as luxury seating and expanded food and beverage offerings. This trend has provided us with redevelopment and build-to-suit opportunities that are expected to continue in the future.

During 2017, our investment spending in our Recreation segment was $1.0 billion compared to $198.3 million in the prior year, and primarily related to our transaction with CNL Lifestyle and OZRE valued at $730.8 million discussed below. Additionally, included in recreation investment spending was build-to-suit golf entertainment complexes and attractions, redevelopment of ski properties, $62.7 million in acquisitions of six other recreation facilities and an investment of $10.8 million in a mortgage note secured by one other recreation facility. We expect to continue to pursue opportunities in this segment.

On April 6, 2017, we completed a transaction with CNL Lifestyle and OZRE. We acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks), five small family entertainment centers and certain related working capital for aggregate consideration valued at $479.8 million, including final purchase price adjustments. Additionally, we provided $251.0 million of secured debt financing to OZRE for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Subsequent to the transaction, we sold the five family entertainment centers for approximately $6.8 million and one waterpark for approximately $2.5 million. No gain or loss was recognized on these sales. See Note 3 to the consolidated financial statements included in this Annual Report Form 10-K for further detail.

During 2017, our investment spending in our Education segment was $255.1 million compared to $338.7 million in the prior year. The current year included spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $38.5 million in acquisitions of seven early education centers and two public charter schools and an investment of $97.6 million in mortgage notes receivable. The current year investment spending decreased over the prior year, primarily due to a large investment of $100.0 million in mortgage notes that occurred at the end of 2016. During 2017, we continued to significantly diversify our tenant base in public charter schools and early education centers and we expect to continue to do so in 2018.

During 2017, our investment spending in our Other segment was $1.1 million compared to $1.9 million in prior year, and related to the Resorts World Catskills casino and resort project in Sullivan County, New York.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the impairment of mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment may have a direct impact on our consolidated financial statements. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist which include, but are not limited to, underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property that is held and used by the Company is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. For assets and asset groups that are held for sale, an impairment loss is measured by comparing the fair value of the property, less costs to sell, to the asset (group) carrying value. Management estimates fair value of our rental properties utilizing independent appraisals and/or based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the property.

Real Estate Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards
Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption of the guidance permitted. We have elected to early adopt ASU 2017-01 as of January 1, 2017. As a result, we expect that fewer of our real estate acquisitions will be accounted for as business combinations.

Prior to the adoption of ASU 2017-01, we typically accounted for (1) acquired vacant properties, (2) acquired single tenant properties when a new lease or leases were signed at the time of acquisition, and (3) acquired single tenant properties that had an existing long-term triple-net lease or leases (greater than seven years) as asset acquisitions. Acquisitions of properties with shorter-term leases or properties with multiple tenants that require business related activities to manage and maintain the properties (i.e. those properties that involve a process) were treated as business combinations.

If the acquisition is determined to be an asset acquisition, we record the purchase price and other related costs incurred to the acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) on a relative fair value basis. Typically, relative fair values are based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment. In addition, costs incurred for asset acquisitions including transaction costs, are capitalized.

If the acquisition is determined to be a business combination, we record the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. Typically, fair values are based on recent independent appraisals. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying consolidated statements of income as transaction costs.

Allowance for Doubtful Accounts
Management makes quarterly estimates of the collectibility of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. Management specifically monitors trends in accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when customers are in bankruptcy, management makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on our net income.

Impairment of Mortgage Notes and Other Notes Receivable
We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, borrower difficulties and significant adverse industry or market economic trends. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Recent Developments

Debt Financing
During the year ended December 31, 2017, we prepaid in full nine mortgage notes payable totaling $73.0 million that were secured by nine theatre properties. In addition, we prepaid in full a mortgage note payable of $87.0 million that was secured by 11 theatre properties. In connection with this note payoff, we recorded a gain on early extinguishment of debt of $1.0 million for the year ended December 31, 2017. The gain represents the difference between the carrying value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

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

The amendments to the unsecured revolving portion of the credit facility, among other things, (i) increase the initial maximum available amount from $650.0 million to $1.0 billion, (ii) extend the maturity date from April 24, 2019, to February 27, 2022 (with us having the right to extend the loan for an additional seven months) and (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.00% and 0.20%, versus LIBOR plus 1.25% and 0.25%, respectively, under the previous terms. In connection with the amendment, $19 thousand of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2017 and are included in costs associated with loan refinancing. At December 31, 2017, we had $210.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the credit facility, among other things, (i) increase the initial amount from $350.0 million to $400.0 million, (ii) extend the maturity date from April 24, 2020, to February 27, 2023 and (iii) lower the interest rate based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.10% versus LIBOR plus 1.40% under the previous terms. In connection with the amendment, $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2017 and are included in costs associated with loan refinancing. At closing, we borrowed the remaining $50.0 million available on the $400.0 million term loan portion of the facility, which was used to pay down a portion of our unsecured revolving credit facility. On October 31, 2017, we entered into three interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under our unsecured term loan facility from November 6, 2017 to April 4, 2019 and on $350.0 million of borrowings under the unsecured term loan facility from April 5, 2019 to February 7, 2022.

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

In connection with the amendment to the unsecured consolidated credit agreement, the obligations of our subsidiaries that were co-borrowers under our prior senior unsecured revolving credit and term loan facility were released. As a result, simultaneously with the amendment, the guarantees by our subsidiaries that were guarantors with respect to our outstanding 4.50% Senior Notes due 2027, 4.75% Senior Notes due 2026, 4.50% Senior Notes due 2025, 5.25% Senior Notes due 2023, 5.75% Senior Notes due 2022, and 7.75% Senior Notes due 2020 were released in accordance with the terms of the applicable indentures governing such notes.

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

Subsequent to December 31, 2017, we prepaid in full a mortgage note payable totaling $11.7 million that was secured by a theatre property. Additionally, on February 28, 2018, we redeemed all of the outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million (which will be expensed in the first quarter of 2018), together with accrued and unpaid interest up to, but not including the redemption date.

Issuance of Common Shares
During the year ended December 31, 2017, we issued an aggregate of 1,382,730 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $98.2 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

During the year ended December 31, 2017, we also issued 8,851,264 common shares in connection with our transaction with CNL Lifestyle and OZRE.

Issuance of Series G Preferred Shares
On November 30, 2017, we issued 6.0 million shares of 5.75% Series G cumulative redeemable preferred shares ("Series G preferred shares") in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $144.5 million, after underwriting discounts and expenses. We will pay cumulative dividends on the Series G preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25.00 liquidation preference per share. See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

Redemption of Series F Preferred Shares
On December 21, 2017, we redeemed all 5.0 million of our 6.625% Series F cumulative redeemable preferred shares ("Series F preferred shares"). The shares were redeemed at a redemption price of $25.299045 per share ($25.00 per share liquidation preference plus accrued dividends up to, but not including the redemption date) for a total aggregate redemption price of approximately $126.5 million. In conjunction with the redemption, we recognized a charge representing the original issuance costs that were paid in 2012 and other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $4.5 million. See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

Investment Spending
Our investment spending during the year ended December 31, 2017 totaled $1.6 billion, and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2017 totaled $319.7 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $154.1 million in acquisitions of six megaplex theatres.

Recreation investment spending during the year ended December 31, 2017 totaled $1.0 billion, including the transaction with CNL Lifestyle and OZRE valued at $730.8 million discussed below. Additionally, included in recreation investment spending was build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski properties, $62.7 million in acquisitions of six other recreation facilities and an investment of $10.8 million in a mortgage note secured by one other recreation facility.

On April 6, 2017, we completed a transaction with CNL Lifestyle and OZRE. We acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks), five small family entertainment centers and certain related working capital for aggregate consideration valued at $479.8 million, including final purchase price adjustments. Additionally, we provided $251.0 million of secured debt financing to OZRE for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Subsequent to the transaction, we sold the five family entertainment centers for approximately $6.8 million and one waterpark for approximately $2.5 million. No gain or loss was recognized on these sales. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Education investment spending during the year ended December 31, 2017 totaled $255.1 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $38.5 million in acquisitions of seven early education centers and two public charter schools and an investment of $97.6 million in mortgage notes receivable.

Other investment spending during the year ended December 31, 2017 totaled $1.1 million and was related to the Resorts World Catskills casino and resort project in Sullivan County, New York.

The following details our investment spending during the years ended December 31, 2017 and 2016 (in thousands):

For the Year Ended December 31, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes and Notes Receivable
Entertainment	$319,665	$62,521	$95,520	$154,144	$7,480
Recreation	1,006,741	189,907	1,223	542,453	273,158
Education	255,127	119,047	—	38,497	97,583
Other	1,079	1,079	—	—	—
Total Investment Spending	$1,582,612	$372,554	$96,743	$735,094	$378,221

For the Year Ended December 31, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes and Notes Receivable
Entertainment	$266,101	$37,265	$56,820	$148,398	$23,618
Recreation	198,345	134,195	7,598	—	56,552
Education	338,659	208,288	—	16,456	113,915
Other	1,903	1,903	—	—	—
Total Investment Spending	$805,008	$381,651	$64,418	$164,854	$194,085

The above amounts include $118 thousand and $192 thousand in capitalized payroll, $9.9 million and $10.7 million in capitalized interest and $3.3 million and $5.1 million in capitalized other general and administrative direct project costs for the years ended December 31, 2017 and 2016, respectively. Excluded from the table above is $4.7 million and $5.0 million of maintenance capital expenditures for the years ended December 31, 2017 and 2016, respectively.

Property Dispositions

During the year ended December 31, 2017, we completed the sale of four entertainment properties for net proceeds totaling $72.4 million. In connection with these sales, we recognized a gain on sale of $19.4 million.

During the year ended December 31, 2017, pursuant to tenant purchase options, we completed the sale of eight public charter schools located in Colorado, Arizona, North Carolina and Utah for net proceeds totaling $97.3 million. In connection with these sales, we recognized a gain on sale of $20.7 million. Additionally, we completed the sale of three other education facilities for net proceeds of $10.5 million. In connection with these sales, we recognized a gain on sale of $1.8 million.

Mortgage Notes Receivable

During the year ended December 31, 2017, we received a partial prepayment of $4.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock building in Chicago, Illinois. On December 22, 2016, the Company entered into an amendment to the loan agreement with the borrower which eliminated the full prepayment option with penalty in 2017 per the original agreement and replaced it with partial prepayment options in 2017 and 2027 with penalty. This amendment also reduced the interest rate to 9.25% which began on July 1, 2017. In connection with the partial prepayment of this note, we received a prepayment fee of $0.8 million, which is being recognized over the term of the remaining note using the effective interest method due to the related amendment to the loan agreement. Additionally, we received a partial prepayment of $0.7 million on one mortgage note receivable that is secured by 14 ski properties. In connection with the partial prepayment, we received a prepayment fee of $0.2 million. This fee is included in mortgage and other financing income.

During the year ended December 31, 2017, we received a prepayment of $3.4 million on one mortgage note receivable that was secured by a public charter school property located in Dallas, Texas. In connection with this prepayment, we received a prepayment fee of $0.6 million which is included in mortgage and other financing income. In conjunction with this payoff, we wrote off $58 thousand of prepaid mortgage fees to costs associated with loan refinancing or payoff.

On December 22, 2017, per the terms of a mortgage note agreement, a borrower exercised their option to convert its $9.1 million mortgage note agreement to a 15-year triple-net lease agreement. As a result, we recorded the carrying value of the investment into rental property, which approximated the fair value of the property on the conversion date. There was no gain or loss recognized on this transaction.

Subsequent to December 31, 2017, a borrower exercised its put option to convert its $142.9 million mortgage note agreement to a lease agreement. As a result, in 2018, we recorded the rental property at fair value, which approximated the carrying value of its investment on the conversion date. There was no gain or loss recognized on this transaction. The properties are leased pursuant to a triple-net master-lease with a 25-year term.

Investment in a Direct Financing Lease

As previously discussed, we are committed to increasing the tenant diversity of our public charter school portfolio and reducing the concentration with Imagine Schools, Inc. ("Imagine"). As part of this effort, we have engaged various brokers to help in this process and part of their feedback included the need for additional lease term on these assets. During the year ended December 31, 2017, we entered into revised lease terms with Imagine which reduced rental payments and the lease term on six properties. In exchange for lowering the existing annual cash payments by approximately $0.5 million and reducing the remaining lease term to 10 years, Imagine agreed that upon the sale of these properties, they would enter into new 20-year leases with the buyer(s). While we believe the restructure will aid in the disposition of these assets, the changes resulted in the lease structure no longer being classified as a direct financing lease. Accordingly, we recorded an impairment charge of $9.6 million during the year ended December 31, 2017, which included an allowance for lease loss of $7.3 million and an impairment charge of $2.3 million related to the estimated unguaranteed residual value.

Additionally, during the year ended December 31, 2017, we performed our annual review of the estimated unguaranteed residual value on our other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, we recorded an impairment of the unguaranteed residual value of $0.6 million during the year ended December 31, 2017.

Early Childhood Education Tenant Update

During 2017, cash flow of Children’s Learning Adventure USA, LLC (“CLA”) was negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization and by adverse weather events in Texas during the third quarter of 2017. During 2017, we participated in negotiations among CLA and other landlords regarding a potential restructuring. Although negotiations are on-going and progress has been made toward a restructuring, investments necessary to accomplish the restructuring have not yet been secured. As a result of the slow progress with negotiations, in October 2017, we terminated nine leases with various subsidiaries of CLA, seven of which relate to completed construction and two of which relate to unimproved land. These subsidiaries of CLA continue to operate these properties (other than the two unimproved properties) as holdover tenants. In December 2017, these CLA subsidiaries (other than one of the CLA tenants for an unimproved land parcel) and other CLA subsidiaries that are tenants of our remaining leases (“CLA Debtors”) filed petitions in bankruptcy under Chapter 11 seeking the protections of the Bankruptcy Code. It is our understanding that the CLA Debtors filed these bankruptcy petitions to stay our termination of the remaining CLA leases and delay the eviction process.

While we continue to support negotiation of a restructuring that would permit CLA to continue operations, we are not willing to negotiate indefinitely. We intend to pursue our legal remedies to secure possession of our properties as expeditiously as possible. We believe the time it will take to achieve this outcome gives CLA ample opportunity to negotiate a restructuring which, if successful, would obviate the need to evict CLA from our properties. There can be no assurances as to the ultimate outcome of such a restructuring or the Company's pursuit of its legal remedies with respect to the CLA properties.

We fully reserved approximately $6.0 million in receivables from CLA at December 31, 2017. Additionally, during the three months ended December 31, 2017, we wrote-off the full amount of non-cash straight-line rent receivables of approximately $9.0 million related to CLA to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income. If we receive payments from CLA in the future, we will recognize them on a cash basis until a successful restructuring is completed. At December 31, 2017, we had approximately $255.7 million related to CLA classified in rental properties, net, in the accompanying consolidated balance sheets at December 31, 2017. Additionally, we had approximately $11.2 million classified in Land held for development and $14.5 million classified in Property under development in the accompanying consolidated balance sheets at December 31, 2017. We reviewed these balances for impairment at December 31, 2017 and determined that the estimated undiscounted future cash flows exceeded the carrying value of these properties.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Rental revenue was $468.6 million for the year ended December 31, 2017 compared to $399.6 million for the year ended December 31, 2016. This increase resulted primarily from $82.6 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by a decrease of $13.6 million in rental revenue on existing properties, primarily due to lower straight-line rental revenue and the reversal of prior period straight-line receivables of $4.0 million and $7.4 million, respectively, as well as a reduction in rental revenue of $2.7 million all relating to one of our early education tenants. In addition, property dispositions contributed to this decrease. Percentage rents of $7.8 million and $4.7 million were recognized during the years ended December 31, 2017 and 2016, respectively. Straight-line rents, net of $4.3 million and $17.0 million were recognized during the years ended December 31, 2017 and 2016, respectively. The decrease of $12.7 million in straight-line rent is due primarily to lower straight-line rent and the reversal of prior period straight-line rent receivables from one of our early education tenants, CLA.

During the year ended December 31, 2017, we renewed 27 lease agreements on approximately 2.2 million square feet and funded or agreed to fund an average of $28.44 per square foot in tenant improvements. We experienced an increase of approximately 15% in rental rates and paid no leasing commissions with respect to these lease renewals.
Other income was $3.1 million for the year ended December 31, 2017 compared to $9.0 million for the year ended December 31, 2016. The $5.9 million decrease was primarily due to higher gains from insurance recovery and fee income recognized during the year ended December 31, 2016.
Mortgage and other financing income for the year ended December 31, 2017 was $88.7 million compared to $69.0 million for the year ended year ended December 31, 2016. The $19.7 million increase was primarily due to additional real estate lending activities during 2017 and 2016, including our investment in a mortgage note receivable with OZRE secured by 14 ski properties which closed on April 6, 2017. This increase was offset by a decrease of $2.8 million in prepayment fees received in connection with prepayments of mortgage notes receivable during the year ended December 31, 2017, as well as the sale of nine public charter school properties that were accounted for as direct financing leases during 2016.

Our property operating expense totaled $31.7 million for the year ended December 31, 2017 compared to $22.6 million for the year ended December 31, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $9.1 million increase resulted primarily from an increase in bad debt expense related to one of our early education tenants, CLA, as well as higher property operating expenses at our multi-tenant properties.

Our general and administrative expense totaled $43.4 million for the year ended December 31, 2017 compared to $37.5 million for the year ended December 31, 2016. The increase of $5.9 million was primarily due to an increase in payroll and benefits costs, including share based compensation, as well as increases in professional fees and franchise taxes.

Costs associated with loan refinancing or payoff for the year ended December 31, 2017 was $1.5 million and primarily related to the amendment to our unsecured revolving credit facility and term loan and the prepayment of secured fixed rate mortgage notes payable. Costs associated with loan refinancing or payoff totaled $0.9 million for the year ended December 31, 2016 and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayments of two mortgage notes receivable.

Gain on early extinguishment of debt for the year ended December 31, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the year ended December 31, 2016.

Our net interest expense increased by $36.0 million to $133.1 million for the year ended December 31, 2017 from $97.1 million for the year ended December 31, 2016. This increase resulted primarily from an increase in average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.5 million for the year ended December 31, 2017 compared to $7.9 million for the year ended December 31, 2016. The decrease of $7.4 million was due to a decrease in potential and terminated transactions as well as our early adoption of ASU 2017-01.

Impairment charges for the year ended December 31, 2017 totaled $10.2 million and related to six charter school properties previously included in our investment in a direct financing lease. There were no impairment charges for the year ended December 31, 2016. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Depreciation and amortization expense totaled $132.9 million for the year ended December 31, 2017 compared to $107.6 million for the year ended December 31, 2016. The $25.3 million increase resulted primarily from asset acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions.

Gain on sale of real estate was $41.9 million for the year ended December 31, 2017 and related to the sale of four entertainment properties, the exercise of eight tenant purchase options on public charter school properties and the sale of three other education properties. Gain on sale of real estate was $5.3 million for the year ended December 31, 2016 and related to the sale of three retail parcels and the exercise of two tenant purchase options on public charter schools properties.

Income tax expense was $2.4 million for the year ended December 31, 2017 compared to $0.6 million for the year ended December 31, 2016 and related primarily to Canadian income taxes on our Canadian trust and Federal income taxes on our taxable REIT subsidiaries, as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. The $1.8 million increase in expense related primarily to the reversal of a valuation allowance associated with the taxable REIT subsidiaries, deferred tax assets recorded in the year ended December 31, 2016, as well as higher deferred tax expense in 2017 related to our Canadian trust. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further information on the impact to our results of operations from the recent Tax Cuts and Jobs Act, which is expected to be minimal.

Preferred dividend requirements for the year ended December 31, 2017 were $24.3 million compared to $23.8 million for the year ended December 31, 2016. The $0.5 million increase is due to an increase of $0.7 million due to the issuance of 6.0 million 5.75% Series G cumulative redeemable preferred shares on November 30, 2017, offset by a decrease of $0.2 million as a result of the redemption of 5.0 million 6.625% Series F cumulative redeemable preferred shares on December 21, 2017.

Preferred share redemption costs of $4.5 million for the year ended December 31, 2017 were due to the redemption of all of our 6.625% Series F cumulative redeemable preferred shares on December 21, 2017. These costs consist of the original issuance costs and other redemption related expenses. There were no preferred share redemption costs for the year ended December 31, 2016.

Year ended December 31, 2016 compared to year ended December 31, 2015

Rental revenue was $399.6 million for the for the year ended December 31, 2016 compared to $330.9 million for the year ended December 31, 2015. Rental revenue increased $68.7 million from the prior period, of which $65.3 million was related to property acquisitions and developments completed in 2016 and 2015, as well as an increase of $3.4 million in rental revenue on existing properties, partially offset by the impact of a weaker Canadian exchange rate and property dispositions. Percentage rents of $4.7 million and $3.0 million were recognized during the years ended December 31, 2016 and 2015, respectively. Straight-line rents of $17.0 million and $12.2 million were recognized during the years ended December 31, 2016 and 2015, respectively.

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

Other expense totaled $5 thousand for the year ended December 31, 2016 compared to $648 thousand for the year ended December 31, 2015. The $643 thousand decrease was due to golf course expenses related to a golf course on the Resorts World Catskills resort property which closed during the year ended December 31, 2016.

Our general and administrative expense totaled $37.5 million for the year ended December 31, 2016 compared to $31.0 million for the year ended December 31, 2015. The increase of $6.5 million was primarily due to an increase in payroll and benefits costs including share based compensation, as well as certain professional fees.

Retirement severance expense was $18.6 million for the year ended December 31, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. There was no retirement severance expense for the year ended December 31, 2016.

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

Our net interest expense increased by $17.2 million to $97.1 million for the year ended December 31, 2016 from $79.9 million for the year ended December 31, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Resorts World Catskills project, which was $1.8 million for the year ended December 31, 2016 compared to $8.7 million for the year ended December 31, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan facility increased to an average of 3.61% from an average of 2.60% and returned to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

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

Liquidity and Capital Resources

Cash and cash equivalents were $41.9 million at December 31, 2017. Of cash and cash equivalents at December 31, 2017, $33.8 million related to funds held for a 1031 exchange. In addition, we had restricted cash of $17.1 million at December 31, 2017. Of the restricted cash at December 31, 2017, $13.2 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $3.9 million related to escrow deposits held related to potential acquisitions and developments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility, Term Loan Facility and Equity Issuances

As of December 31, 2017, we had total debt outstanding of $3.0 billion of which 99% was unsecured.

At December 31, 2017, we had outstanding $2.1 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 7.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. As discussed above, our unsecured senior notes are no longer guaranteed by our subsidiaries.

On September 27, 2017, we amended and restated our unsecured revolving credit and term loan facilities. We also amended our private placement notes. See "Recent Developments" for further discussion.
At December 31, 2017, we had $210.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 2.49% at December 31, 2017. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to our eligible unencumbered assets, less outstanding letters of credit and less other liabilities.

At December 31, 2017, our unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 2.49% at December 31, 2017. As of December 31, 2017, $300.0 million of this LIBOR-based debt was fixed with interest rate swap agreements at 2.64% from July 6, 2017 to April 5, 2019. In addition, as of December 31, 2017, we have entered into interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.

At December 31, 2017, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with these financial covenants under our debt instruments at December 31, 2017.
Our principal investing activities are acquiring, developing and financing entertainment, recreation and education properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2017.

During the year ended December 31, 2017, we issued an aggregate of 1,382,730 common shares under the direct share purchase component of our DSPP for total net proceeds of $98.2 million.

During the year ended December 31, 2017, we issued 8,851,264 common shares in connection with the transactions with CNL Lifestyle and OZRE. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Subsequent to December 31, 2017, we redeemed all of the outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium of $28.6 million pursuant to the terms of the indenture, together with accrued and unpaid interest up to, but not including the redemption date. Additionally, we prepaid in full a mortgage note payable totaling $11.7 million that was secured by a theatre property.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $391.1 million, $306.2 million and $278.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used by investing activities was $702.2 million, $662.1 million and $568.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash provided by financing activities was $333.5 million, $371.1 million and $292.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Liquidity requirements at December 31, 2017 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2017 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long Term Debt Obligations	$11,684	$—	$250,000	$—	$560,000	$2,239,995	$3,061,679
Interest on Long Term Debt Obligations	140,745	138,191	128,059	117,564	106,960	268,179	899,698
Operating Lease Obligations	856	856	856	884	967	3,625	8,044
Total	$153,285	$139,047	$378,915	$118,448	$667,927	$2,511,799	$3,969,421

Commitments
As of December 31, 2017, we had an aggregate of approximately $168.7 million of commitments to fund development projects including 23 entertainment development projects for which we have commitments to fund approximately $61.5 million, seven education development projects for which we have commitments to fund approximately $41.5 million of additional improvements and four recreation development projects for which we have commitments to fund approximately $65.7 million. Of these amounts, approximately $130.3 million is expected to be funded in 2018. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of December 31, 2017, we had a commitment to fund approximately $155.0 million, of which $40.0 million has been funded, to complete an indoor waterpark hotel and adventure park at our casino and resort project in Sullivan County, New York. Of this amount, approximately $80.0 million is expected to be funded in 2018. We are also responsible for the construction of this project's common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional reimbursement of $23.9 million during the year ended December 31, 2017. We expect to receive an additional $21.0 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2017, we had six mortgage notes receivable with commitments totaling approximately $22.7 million, of which $15.0 million is expected to be funded in 2018. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We guarantee the payment of certain economic development revenue bonds that are related to two theatres in Louisiana. During the year ended December 31, 2017, these bonds were re-issued and the maturity date of these bonds was extended to December 22, 2047. At December 31, 2017, the guarantees of the payment of these bonds totaled $24.7 million. We earn a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. We have recorded $13.4 million as a deferred asset included in other assets and $13.4 million included in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K as of December 31, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2017, the Company had six surety bonds outstanding totaling $22.8 million.

Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

Subsequent to December 31, 2017, we prepaid in full a mortgage note payable totaling $11.7 million that was secured by a theatre property and redeemed all of our 7.75% Senior Notes due July 15, 2020. The Senior Notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million. Following these payments, we have no debt payments due until 2022. Our sources of liquidity as of December 31, 2017 to make these debt pay-offs and to pay the 2018 commitments described above include the amount available under our unsecured revolving credit facility of approximately $790.0 million and unrestricted cash on hand of $41.9 million, which includes $33.8 million related to funds held for a Section 1031 exchange under the Internal Revenue Code. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2018.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2019 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.39x as of December 31, 2017 (see "Non-GAAP Financial Measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 44% as of December 31, 2017. Our net debt as a percentage of our total market capitalization at December 31, 2017 was 37%. We calculate our total market capitalization of $8.2 billion by aggregating the following at December 31, 2017:

•	Common shares outstanding of 74,125,080 multiplied by the last reported sales price of our common shares on the NYSE of $65.46 per share, or $4.9 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $3.0 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing lease (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above/below market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-line rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2017, 2016 and 2015 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2017	2016	2015
FFO:
Net income available to common shareholders of EPR Properties	$234,218	$201,176	$170,726
Gain on sale of real estate (excluding land sale)	(41,942)	(2,819)	(23,748)
Real estate depreciation and amortization	132,040	106,049	87,965
Allocated share of joint venture depreciation	218	229	255
Impairment of direct financing lease - residual value portion (1)	2,897	—	—
FFO available to common shareholders of EPR Properties	$327,431	$304,635	$235,198

FFO available to common shareholders of EPR Properties	$327,431	$304,635	$235,198
Add: Preferred dividends for Series C preferred shares	7,763	7,764	7,763
Add: Preferred dividends for Series E preferred shares	7,761	—	—
Diluted FFO available to common shareholders of EPR Properties	$342,955	$312,399	$242,961

FFOAA:
FFO available to common shareholders of EPR Properties	$327,431	$304,635	$235,198
Costs associated with loan refinancing or payoff	1,549	905	270
Gain on insurance recovery (included in other income)	(606)	(4,684)	—
Termination fee included in gain on sale	20,049	2,819	—
Transaction costs	523	7,869	7,518
Retirement severance expense	—	—	18,578
Preferred share redemption costs	4,457	—	—
Gain on early extinguishment of debt	(977)	—	—
Gain on sale of land	—	(2,496)	(81)
Deferred income tax expense (benefit)	812	(1,065)	(1,136)
Impairment of direct financing lease - allowance for lease loss portion (1)	7,298	—	—
FFOAA available to common shareholders of EPR Properties	$360,536	$307,983	$260,347

FFOAA available to common shareholders of EPR Properties	$360,536	$307,983	$260,347
Add: Preferred dividends for Series C preferred shares	7,763	7,764	7,763
Add: Preferred dividends for Series E preferred shares	7,761	—	—
Diluted FFOAA available to common shareholders of EPR Properties	$376,060	$315,747	$268,110

AFFO:
FFOAA available to common shareholders of EPR Properties	$360,536	$307,983	$260,347
Non-real estate depreciation and amortization	906	1,524	1,653
Deferred financing fees amortization	6,167	4,787	4,588
Share-based compensation expense to management and trustees	14,142	11,164	8,508
Maintenance capital expenditures (2)	(5,523)	(6,214)	(3,856)
Straight-line rental revenue, net	(4,332)	(17,012)	(12,159)
Non-cash portion of mortgage and other financing income	(3,080)	(3,769)	(9,435)
Amortization of above/below market leases, net and tenant allowances	(107)	183	192
AFFO available to common shareholders of EPR Properties	$368,709	$298,646	$249,838

FFO per common share attributable to EPR Properties:
Basic	$4.60	$4.81	$4.05
Diluted	4.58	4.77	4.03
FFOAA per common share attributable to EPR Properties:
Basic	$5.06	$4.86	$4.48
Diluted	5.02	4.82	4.44
Shares used for computation (in thousands):
Basic	71,191	63,381	58,138
Diluted	71,254	63,474	58,328

Weighted average shares outstanding-diluted EPS	71,254	63,474	58,328
Effect of dilutive Series C preferred shares	2,068	2,032	2,017
Effect of dilutive Series E preferred shares	1,586	—	—
	74,908	65,506	60,345

Other financial information:
Dividends per common share	$4.08	$3.84	$3.63

(1)
Impairment charges recognized during the year ended December 31, 2017 total $10.2 million and related to our investment in a direct financing lease, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

(2)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative preferred shares would be dilutive to FFO and FFOAA per share for the year ended December 31, 2017. Therefore, the additional 2.1 million and 1.6 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the year ended December 31, 2017.

The conversion of 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the years ended December 31, 2016 and 2015. Therefore, the additional 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the years ended December 31, 2016 and 2015. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion do not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO and FFOAA per share data for the years ended December 31, 2016 and 2015.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as net income available to common shareholders excluding costs associated with loan refinancing or payoff, interest expense (net), depreciation and amortization, equity in (income) loss from joint ventures, gain (loss) on the sale of real estate, gain on early extinguishment of debt, gain on insurance recovery, income tax expense (benefit), preferred dividend requirements, preferred share redemption costs, the effect of non-cash impairment charges, retirement severance expense, the provision for loan losses and transaction costs (benefit), and which is then multiplied by four to get an annual amount. For the three months ended December 31, 2017, Adjusted EBITDA was further adjusted to reflect zero Adjusted EBITDA related to one of our early education tenants, CLA.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	December 31,
	2017	2016
Net Debt:
Debt	$3,028,827	$2,485,625
Deferred financing costs, net	32,852	29,320
Cash and cash equivalents	(41,917)	(19,335)
Net Debt	$3,019,762	$2,495,610

	Three Months Ended December 31,
	2017	2016
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$54,668	$52,190
Costs associated with loan refinancing or payoff	58	—
Interest expense, net	35,271	26,834
Transaction costs	135	2,988
Depreciation and amortization	37,027	28,351
Equity in loss (income) from joint ventures	14	(118)
Gain on sale of real estate	(13,480)	(1,430)
Income tax expense (benefit)	383	(84)
Preferred dividend requirements	6,438	5,951
Preferred share redemption costs	4,457	—
Gain on insurance recovery (1)	—	(847)
Straight-line rental revenue write-off related to CLA (2)	9,010	—
Bad debt expense related to CLA (3)	6,003	—
Adjusted EBITDA (for the quarter)	$139,984	$113,835

Adjusted EBITDA (4)	$559,936	$455,340

Net Debt/Adjusted EBITDA Ratio	5.39	5.48

(1) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended December 31,
	2017	2016
Income from settlement of foreign currency swap contracts	$577	$705
Fee income	—	1,588
Gain on insurance recovery	—	847
Miscellaneous income	—	87
Other income	$577	$3,227

(2) Included in rental revenue in the accompanying consolidated statements of income. Rental revenue includes the following:
	Three Months Ended December 31,
	2017	2016
Minimum rent	$123,208	$99,354
Percentage rent	3,108	1,966
Straight-line rental revenue	1,925	6,062
Straight-line rental revenue write-off related to CLA	(9,010)	—
Other rental revenue	84	92
Rental revenue	$119,315	$107,474

(3) Included in property operating expense in the accompanying consolidated statements of income. Property operating expense includes the following:
	Three Months Ended December 31,
	2017	2016
Expenses related to the operations of our retail centers and other specialty properties	$6,649	$5,778
Bad debt expense	239	137
Bad debt expense related to CLA	6,003	—
Property operating expense	$12,891	$5,915

(4) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments

Total investments is a non-GAAP financial measure defined as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total investments to total assets (computed in accordance with GAAP) is included in the following table (unaudited, in thousands):

	December 31, 2017	December 31, 2016
Total Investments:
Rental properties, net of accumulated depreciation	$4,604,231	$3,595,762
Add back accumulated depreciation on rental properties	741,334	635,535
Land held for development	33,692	22,530
Property under development	257,629	297,110
Mortgage notes and related accrued interest receivable	970,749	613,978
Investment in direct financing leases, net	57,903	102,698
Investment in joint ventures	5,602	5,972
Intangible assets, gross(1)	35,209	28,787
Notes receivable and related accrued interest receivable, net(1)	5,083	4,765
Total investments	$6,711,432	$5,307,137

Total investments	$6,711,432	$5,307,137
Cash and cash equivalents	41,917	19,335
Restricted cash	17,069	9,744
Account receivable, net	93,693	98,939
Less: accumulated depreciation on rental properties	(741,334)	(635,535)
Less: accumulated amortization on intangible assets	(6,340)	(14,008)
Prepaid expenses and other current assets	75,056	79,410
Total assets	$6,191,493	$4,865,022

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	December 31, 2017	December 31, 2016
Intangible assets, gross	$35,209	$28,787
Less: accumulated amortization on intangible assets	(6,340)	(14,008)
Notes receivable and related accrued interest receivable, net	5,083	4,765
Prepaid expenses and other current assets	75,056	79,410
Total other assets	$109,008	$98,954

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impact of recently issued accounting standards on our business.

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
Our leases and mortgage notes receivable also may provide for escalation in base rents or interest in the event of increases in the Consumer Price Index, with generally a limit of 2% per annum, or fixed periodic increases. During deflationary periods, the escalations in base rents or interest that are dependent on increases in the Consumer Price Index in our leases and mortgage notes receivable may be adversely affected.
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These non-triple net entertainment leases represent approximately 14% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. As of December 31, 2017, we had a $1.0 billion unsecured revolving credit facility with $210.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR. As of December 31, 2017, we had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of this LIBOR-based debt from from July 6, 2017 to April 5, 2019. Additionally, as of December 31, 2017,we had three interest rate swap agreements to fix the interest rate at 3.15% on $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):

Expected Maturities (in millions)

	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
December 31, 2017:
Fixed rate debt	$11.7	$—	$250.0	$—	$350.0	$2,165.0	$2,776.7	$2,881.9
Average interest rate	6.2%	—%	7.8%	—%	5.8%	4.4%	4.8%	3.9%
Variable rate debt	$—	$—	$—	$—	$210.0	$75.0	$285.0	$285.0
Average interest rate (as of December 31, 2017)	—%	—%	—%	—%	2.5%	2.2%	2.4%	2.4%

	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value
December 31, 2016:
Fixed rate debt	$163.3	$11.7	$—	$550.0	$—	$1,715.0	$2,440.0	$2,507.8
Average interest rate	4.9%	6.2%	—%	5.5%	—%	4.9%	5.1%	4.2%
Variable rate debt	$—	$—	$—	$50.0	$—	$25.0	$75.0	$75.0
Average interest rate (as of December 31, 2016)	—%	—%	—%	2.2%	—%	0.8%	1.7%	1.7%
The fair value of our debt as of December 31, 2017 and 2016 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

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

In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S dollar. Additionally, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our CAD denominated net investment in these four centers through July 2018 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

See Note 9 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
EPR Properties:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II and III (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri
February 28, 2018

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2017	2016
Assets
Rental properties, net of accumulated depreciation of $741,334 and $635,535 at December 31, 2017 and 2016, respectively	$4,604,231	$3,595,762
Land held for development	33,692	22,530
Property under development	257,629	297,110
Mortgage notes and related accrued interest receivable, net	970,749	613,978
Investment in direct financing leases, net	57,903	102,698
Investment in joint ventures	5,602	5,972
Cash and cash equivalents	41,917	19,335
Restricted cash	17,069	9,744
Accounts receivable, net	93,693	98,939
Other assets	109,008	98,954
Total assets	$6,191,493	$4,865,022
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$136,929	$119,758
Common dividends payable	25,203	20,367
Preferred dividends payable	4,982	5,951
Unearned rents and interest	68,227	47,420
Debt	3,028,827	2,485,625
Total liabilities	3,264,168	2,679,121
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 76,858,632 and 66,263,487 shares issued at December 31, 2017 and 2016, respectively	769	663
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at December 31, 2017 and 2016; liquidation preference of $134,976,250	54	54
3,449,115 and 3,450,000 Series E convertible shares issued at December 31, 2017 and 2016, respectively; liquidation preference of $86,227,875	34	35
0 and 5,000,000 Series F shares issued at December 31, 2017 and 2016, respectively; liquidation preference of $125,000,000	—	50
6,000,000 and 0 Series G shares issued at December 31, 2017 and 2016, respectively; liquidation preference of $150,000,000	60	—
Additional paid-in-capital	3,478,986	2,677,046
Treasury shares at cost: 2,733,552 and 2,616,406 common shares at December 31, 2017 and 2016, respectively	(121,591)	(113,172)
Accumulated other comprehensive income	12,483	7,734
Distributions in excess of net income	(443,470)	(386,509)
Total equity	$2,927,325	$2,185,901
Total liabilities and equity	$6,191,493	$4,865,022
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Rental revenue	$468,648	$399,589	$330,886
Tenant reimbursements	15,555	15,595	16,320
Other income	3,095	9,039	3,629
Mortgage and other financing income	88,693	69,019	70,182
Total revenue	575,991	493,242	421,017
Property operating expense	31,653	22,602	23,433
Other expense	242	5	648
General and administrative expense	43,383	37,543	31,021
Retirement severance expense	—	—	18,578
Costs associated with loan refinancing or payoff	1,549	905	270
Gain on early extinguishment of debt	(977)	—	—
Interest expense, net	133,124	97,144	79,915
Transaction costs	523	7,869	7,518
Impairment charges	10,195	—	—
Depreciation and amortization	132,946	107,573	89,617
Income before equity in income from joint ventures and other items	223,353	219,601	170,017
Equity in income from joint ventures	72	619	969
Gain on sale of real estate	41,942	5,315	23,829
Income before income taxes	265,367	225,535	194,815
Income tax expense	(2,399)	(553)	(482)
Income from continuing operations	$262,968	$224,982	$194,333
Discontinued operations:
Income from discontinued operations	—	—	199
Net income attributable to EPR Properties	262,968	224,982	194,532
Preferred dividend requirements	(24,293)	(23,806)	(23,806)
Preferred share redemption costs	(4,457)	—	—
Net income available to common shareholders of EPR Properties	$234,218	$201,176	$170,726
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$3.29	$3.17	$2.93
Income from discontinued operations	—	—	0.01
Net income available to common shareholders	$3.29	$3.17	$2.94
Diluted earnings per share data:
Income from continuing operations	$3.29	$3.17	$2.92
Income from discontinued operations	—	—	0.01
Net income available to common shareholders	$3.29	$3.17	$2.93
Shares used for computation (in thousands):
Basic	71,191	63,381	58,138
Diluted	71,254	63,474	58,328
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$262,968	$224,982	$194,532
Other comprehensive income (loss):
Foreign currency translation adjustment	12,569	5,142	(33,710)
Change in unrealized gain (loss) on derivatives	(7,820)	(3,030)	26,766
Comprehensive income attributable to EPR Properties	$267,717	$227,094	$187,588
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2017, 2016 and 2015 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Restricted share units issued to Trustees	18,036	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares,net	218,285	2	—	—	1,941	(36)	—	—	—	1,907
Purchase of common shares for vesting	—	—	—	—	—	(8,222)	—	—	—	(8,222)
Amortization of nonvested shares and restricted share units	—	—	—	—	7,038	—	—	—	—	7,038
Share option expense	—	—	—	—	1,119	—	—	—	—	1,119
Share-based compensation included in retirement severance expense	—	—	—	—	6,377	—	—	—	—	6,377
Foreign currency translation adjustment	—	—	—	—	—	—	(33,710)	—	—	(33,710)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	26,766	—	—	26,766
Net income	—	—	—	—	—	—	—	194,532	—	194,532
Issuances of common shares	3,530,057	36	—	—	190,329	—	—	—	—	190,365
Stock option exercises, net	476,400	5	—	—	17,824	(21,224)	—	—	—	(3,395)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(235,398)	—	(235,398)
Forfeiture of noncontrolling interest	—	—	—	—	377	—	—	—	(377)	—
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$—	$2,073,868
Restricted share units issued to Trustees	15,805	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	300,752	3	—	—	4,472	—	—	—	—	4,475
Purchase of common shares for vesting	—	—	—	—	—	(4,211)	—	—	—	(4,211)
Amortization of nonvested shares and restricted share units	—	—	—	—	10,255	—	—	—	—	10,255
Share option expense	—	—	—	—	909	—	—	—	—	909
Foreign currency translation adjustment	—	—	—	—	—	—	5,142	—	—	5,142
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(3,030)	—	—	(3,030)
Net income	—	—	—	—	—	—	—	224,982	—	224,982
Issuances of common shares	2,521,071	26	—	—	142,822	—	—	—	—	142,848
Conversion of Series C Convertible Preferred shares to common shares	358	—	(950)	—	—	—	—	—	—	—
Stock option exercises, net	230,319	2	—	—	10,143	(11,633)	—	—	—	(1,488)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(267,849)	—	(267,849)
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$—	$2,185,901
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2017, 2016 and 2015 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$—	$2,185,901
Restricted share units issued to Trustees	19,030	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	296,914	3	—	—	5,585	(90)	—	—	—	5,498
Purchase of common shares for vesting	—	—	—	—	—	(6,729)	—	—	—	(6,729)
Amortization of nonvested shares and restricted share units	—	—	—	—	13,446	—	—	—	—	13,446
Share option expense	—	—	—	—	696	—	—	—	—	696
Foreign currency translation adjustment	—	—	—	—	—	—	12,569	—	—	12,569
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(7,820)	—	—	(7,820)
Net income	—	—	—	—	—	—	—	262,968	—	262,968
Issuances of common shares	1,398,280	14	—	—	99,322	—	—	—	—	99,336
Issuance of common shares for acquisition	8,851,264	89	—	—	657,384	—	—	—	—	657,473
Conversion of Series E Convertible Preferred shares to common shares	404	—	(885)	(1)	—	—	—	—	—	(1)
Issuance of Series G Preferred Shares	—	—	6,000,000	60	144,430	—	—	—	—	144,490
Redemption of Series F Preferred Shares	—	—	(5,000,000)	(50)	(120,518)	—	—	(4,457)	—	(125,025)
Stock option exercises, net	29,253	—	—	—	1,595	(1,600)	—	—	—	(5)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(315,472)	—	(315,472)
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$—	$2,927,325

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income attributable to EPR Properties	$262,968	$224,982	$194,532
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(977)	—	—
Impairment charges	10,195	—	—
Gain on sale of real estate	(41,942)	(5,315)	(23,829)
Gain on insurance recovery	(606)	(4,684)	—
Deferred income tax expense (benefit)	812	(1,065)	(1,136)
Non-cash fee income	—	(1,588)	—
Income from discontinued operations	—	—	(199)
Costs associated with loan refinancing or payoff	1,549	905	270
Equity in income from joint ventures	(72)	(619)	(969)
Distributions from joint ventures	442	816	540
Depreciation and amortization	132,946	107,573	89,617
Amortization of deferred financing costs	6,167	4,787	4,588
Amortization of above/below market leases and tenant allowances, net	(107)	183	192
Share-based compensation expense to management and trustees	14,142	11,164	8,508
Share-based compensation expense included in retirement severance expense	—	—	6,377
(Increase) decrease in restricted cash	(858)	(1,619)	2,017
Decrease (increase) in mortgage notes accrued interest receivable	467	572	(4,133)
Decrease (increase) in accounts receivable, net	8,866	(37,627)	(11,623)
Increase in direct financing lease receivable	(1,208)	(3,255)	(3,559)
(Increase) decrease in other assets	(1,691)	(3,320)	343
(Decrease) increase in accounts payable and accrued liabilities	(4,920)	17,025	5,711
Increase (decrease) in unearned rents and interest	4,927	(2,713)	10,705
Net operating cash provided by continuing operations	391,100	306,202	277,952
Net operating cash provided by discontinued operations	—	—	508
Net cash provided by operating activities	391,100	306,202	278,460
Investing activities:
Acquisition of and investments in rental properties and other assets	(397,697)	(219,169)	(179,820)
Proceeds from sale of real estate	191,569	23,860	46,718
Investment in mortgage notes receivable	(133,697)	(192,539)	(72,698)
Proceeds from mortgage note receivable paydown	21,784	72,072	40,956
Investment in promissory notes receivable	(1,928)	(1,546)	—
Proceeds from promissory note receivable paydown	1,599	—	—
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462	—
Proceeds from insurance recovery	606	4,610	—
Proceeds from sale of investment in direct financing leases, net	—	20,951	4,741
Additions to properties under development	(384,449)	(413,848)	(408,436)
Net cash used by investing activities	(702,213)	(662,147)	(568,539)
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	1,371,000	1,380,000	856,914
Principal payments on debt	(823,288)	(865,266)	(503,314)
Deferred financing fees paid	(14,318)	(14,385)	(7,047)
Costs associated with loan refinancing or payoff (cash portion)	(7)	(482)	—
Net proceeds from issuance of common shares	99,069	142,628	190,158
Net proceeds from issuance of preferred shares	144,490	—	—
Redemption of preferred shares	(125,025)	—	—
Impact of stock option exercises, net	(5)	(1,488)	(3,394)
Purchase of common shares for treasury for vesting	(6,729)	(4,211)	(8,222)
Dividends paid to shareholders	(311,721)	(265,662)	(233,073)
Net cash provided by financing activities	333,466	371,134	292,022
Effect of exchange rate changes on cash	229	(137)	(996)
Net increase in cash and cash equivalents	22,582	15,052	947
Cash and cash equivalents at beginning of the year	19,335	4,283	3,336
Cash and cash equivalents at end of the year	$41,917	$19,335	$4,283
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2017	2016	2015
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$408,593	$454,922	$392,786
Transfer of land held for development to property under development	$—	$—	$167,600
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$24,062	$19,626	$14,285
Conversion of mortgage note receivable to rental property	$9,237	$—	$120,051
Conversion of rental property to mortgage note receivable	$11,897	$—	$—
Issuance of common shares for acquisition	$657,473	$—	$—
Assumption of liabilities net of accounts receivable for acquisition	$12,083	$—	$—
Transfer of investment in direct financing lease to rental properties	$35,807	$—	$—
Adjustment of noncontrolling interest to additional paid in capital	$—	$—	$377
Sale of investment in direct financing leases, net in exchange for mortgage note receivable	$—	$70,304	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$136,345	$96,410	$90,850
Cash paid during the year for income taxes	$1,499	$1,684	$1,956
Interest cost capitalized	$9,879	$10,697	$18,546
Increase in accrued capital expenditures	$333	$6,035	$417
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

1. Organization

Description of Business
EPR Properties (the Company) is a specialty real estate investment trust (REIT) organized on August 29, 1997 in Maryland. The Company develops, owns, leases and finances properties in select market segments primarily related to Entertainment, Recreation and Education. The Company’s properties are located in the United States and Canada.

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

Rental Properties
Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 to 40 years for buildings, three to 25 years for furniture, fixtures and equipment and 10 to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life.

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

Real Estate Acquisitions
Upon acquisition of real estate properties, the Company determines if the acquisition is a business combination or an asset acquisition. In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company has elected to early adopt ASU No. 2017-01 as of January 1, 2017. As a result, the Company expects that fewer of its real estate acquisitions will be accounted for as business combinations.

Prior to the adoption of ASU 2017-01, the Company typically accounted for (1) acquired vacant properties, (2) acquired single tenant properties when a new lease or leases was signed at the time of acquisition, and (3) acquired single tenant properties that had an existing long-term triple-net lease or leases (greater than seven years) as asset acquisitions. Acquisitions of properties with shorter-term leases or properties with multiple tenants that require business related activities to manage and maintain the properties (i.e. those properties that involve a process) were treated as business combinations.

If the acquisition is determined to be an asset acquisition, the Company records the purchase price and other related costs incurred to the acquired tangible assets (consisting of land, building, site improvements, tenant improvements, leasehold interests and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) on a relative fair value basis. Typically, relative fair values are based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment. In addition, costs incurred for asset acquisitions including transaction costs, are capitalized.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets (consisting of land, building, site improvements, tenant improvements, leasehold interests and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. Typically, fair values are based on recent independent appraisals. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying consolidated statements of income as transaction costs. Transaction costs expensed totaled $0.5 million, $7.9 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For rental property acquisitions (asset acquisitions or business combinations), the fair value of the tangible assets is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of the assets. Management determines the “as if vacant” fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. For land acquired with a rental property acquisition, available market data from recent comparable land sales is used as an input to estimate the fair value of the land.

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

In determining the fair value of acquired above and below market leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of fair market lease rates. For above market leases, management considers such differences over the remaining non-cancelable lease terms and for below market leases, management considers such differences over the remaining initial lease terms plus any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining initial lease terms plus any fixed rate renewal periods. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants. If debt is assumed in the acquisition, the determination of whether it is above or below market is based upon a comparison of similar financing terms for similar rental properties at the time of the acquisition.

In determining the fair value of tradenames, the Company uses the relief from royalty method, which estimates the fair value of hypothetical royalty income that could be generated if the intangible asset was licensed from an independent third-party.

The Company also considers the value, if any, associated with customer relationships considering factors such as the nature and extent of the Company’s existing business relationship with the tenants, growth prospects for developing new business with the tenants and expectation of lease renewals. The value of customer relationship intangibles is required to be amortized over the remaining initial lease terms plus any renewal periods.

The excess of the cost of an acquired business (in a business combination) over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets and liabilities (included in Other assets and Accounts payable and accrued liabilities in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2017	2016
Assets:
In-place leases, net of accumulated amortization of $5.5 million and $13.4 million, respectively	$21,512	$13,716
Above market lease, net of accumulated amortization of $0.8 million and $0.6 million, respectively	351	479
Tradenames, net of accumulated amortization of $23 thousand	6,313	—
Goodwill	693	693
Total intangible assets, net	$28,869	$14,888

Liabilities:
Below market lease, net of accumulated amortization of $0.3 million and $12 thousand, respectively	$(8,792)	$(109)
In-place leases, net at December 31, 2017 and 2016 of approximately $21.5 million and $13.7 million, respectively, relates to 35 and 24 properties, respectively. Amortization expense related to in-place leases is computed using the straight-line method and was $2.0 million, $1.4 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average life for these in-place leases at December 31, 2017 is 12.5 years.
Above market lease, net at December 31, 2017 and 2016 relates to two properties. Amortization expense related to the above market lease is computed using the straight-line method and was $194 thousand, $192 thousand, and $192 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average life for these above market leases at December 31, 2017 is 3.2 years.
Tradenames, net at December 31, 2017 relates to 12 properties. At December 31, 2017, $5.4 million in tradenames had indefinite lives and were not amortized. Amortization expense related to the finite-lived tradenames is computed using the straight-line method and was $23 thousand for the year ended December 31, 2017. The weighted average life for these finite-lived tradenames at December 31, 2017 is 33.2 years.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Goodwill at December 31, 2017 and 2016 relates solely to the acquisition of New Roc that was acquired on October 27, 2003.
Below market lease, net at December 31, 2017 relates to seven properties. Amortization expense related to below market lease is computed using the straight-line method and was $307 thousand and $12 thousand for the years ended December 31, 2017 and 2016, respectively. The weighted average life for these below market leases at December 31, 2017 is 30.8 years.
Future amortization of in-place leases, net, above market lease, net, and below market lease, net at December 31, 2017 is as follows (in thousands):

	In place leases	Above market lease	Below market lease	Tradenames (1)
Year:
2018	$2,420	$197	$(458)	$30
2019	2,181	102	(458)	30
2020	1,907	6	(446)	30
2021	1,796	6	(426)	30
2022	1,695	6	(410)	30
Thereafter	11,513	34	(6,594)	806
Total	$21,512	$351	$(8,792)	$956

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $32.9 million and $29.3 million as of December 31, 2017 and 2016, respectively are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Operating Segments
The Company has four reportable operating segments: Entertainment, Recreation, Education and Other. See Note 19 for financial information related to these operating segments.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the non-cancellable terms of the leases. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $4.3 million, $17.0 million and $12.2 million, respectively, of straight-line rental revenue, net of write-offs. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $7.8 million, $4.7 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Mortgage and other financing income included participating interest income of $0.7 million, $0.8 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017 and 2016, mortgage and other financing income also included $0.8 million and $3.6 million, respectively, in prepayment fees related to mortgage notes that were paid fully in advance

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

of their maturity dates. There was no prepayment fee included in mortgage and other financing income for the year ended December 31, 2015.

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

Property Sales
Sales of real estate properties are recognized upon the closing of the transaction with the purchaser. Gains on sales of properties are recognized on the full accrual method if the Company has received adequate initial and continuing investment and has transferred to the buyer the usual risks and rewards of ownership and does not have substantial continuing involvement with the property. If the full accrual sales criteria is not met, the Company will defer gain recognition and apply the installment or cost recovery methods as appropriate until the full accrual sales criteria are met.

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

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts where collection is not probable. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. These estimates have a direct impact on the Company's net income. The allowance for doubtful accounts was $7.5 million and $0.9 million at December 31, 2017 and 2016, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower. Interest income is recognized using the effective interest method based on the stated interest rate over estimate life of the note. Premiums and discounts are amortized or accreted into income over the estimated life of the note using the effective interest method. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. There were no impaired loans at December 31, 2017, 2016 and 2015. During the year ended December 31, 2015, the Company wrote off $3.8 million of a previously impaired and fully reserved note receivable.

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

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2017, the net deferred tax assets related to the Company's Canadian operations totaled $11.7 million and the temporary differences between income for financial reporting purposes and taxable income relate primarily to depreciation, capital improvements and straight-line rents.

The Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. One of the taxable REIT subsidiaries holds four unconsolidated joint ventures located in China. The Company records these investments using the equity method; therefore the income reported by the Company is net of income tax paid to the Chinese taxing authorities. In addition, the company is liable for withholding taxes associated with the current and future repatriation of earnings of the China joint ventures. At December 31, 2017, the amount of this future liability was approximately $125 thousand and represented withholding taxes on 2017 and 2016 earnings. Additionally, the Company paid $44 thousand in withholding taxes during the year ended December 31, 2017 that related to earnings repatriated during 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Tax Reform Act). The legislation significantly changes the U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The impact of the mandatory repatriation and the revaluation of the deferred tax assets and liabilities is not significant to the Company's financial position or results of operations.

At December 31, 2017, the net deferred tax assets related to the Company's taxable REIT subsidiaries totaled $410 thousand and the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers.

As of December 31, 2017 and 2016, respectively, the Canadian operations and the Company's taxable REIT subsidiaries had deferred tax assets totaling approximately $16.0 million and $17.0 million and deferred tax liabilities totaling approximately $3.9 million and $4.7 million.  Prior to January 1, 2016, a full valuation allowance had been recorded on the net taxable REIT subsidiaries deferred tax assets as it was not more-likely-than not that the TRS operations would generate sufficient taxable income to utilize deferred tax assets in the future. For the year ended December 31, 2016, the Company reassessed the need for a valuation allowance and reversed its valuation allowance associated with the net TRS deferred tax assets. The Company’s consolidated deferred tax position is summarized as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	2017	2016
Fixed assets	$15,445	$16,022
Net operating losses	357	578
Other	213	381
Total deferred tax assets	$16,015	$16,981

Capital improvements	(2,006)	(1,716)
Straight-line receivable	$(1,891)	$(2,177)
Other	—	(830)
Total deferred tax liabilities	$(3,897)	$(4,723)

Net deferred tax asset	$12,118	$12,258

Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company recognized current income and withholding tax expense of $1.6 million, $1.7 million and $1.6 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current TRS income tax	$(163)	$(36)	$—
Current state income tax expense	(360)	(414)	(899)
Current foreign income tax	(36)	(77)	431
Current foreign withholding tax	(1,071)	(1,130)	(1,107)
Deferred TRS income tax	137	273	—
Deferred foreign withholding tax	43	39	(43)
Deferred income tax benefit (expense)	(949)	792	1,136
Income tax expense	$(2,399)	$(553)	$(482)

The Company's effective tax rate for the years ended December 31, 2017, 2016 and 2015 was 0.9%, 0.2% and 0.2%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates of 35% and the actual income tax expense recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2017, 2016 and 2015. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2018) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2014 through 2017 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2013 through 2017 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2017 or 2016. In 2015, approximately $65 thousand in interest and penalties related to a state audit were recognized. The Company did not have any accrued interest and penalties at December 31, 2017 or December 31, 2016. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2017 and December 31, 2016.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Concentrations of Risk
On December 21, 2016, American Multi-Cinema, Inc. (AMC) announced that it closed its acquisition of Carmike Cinemas Inc. (Carmike). AMC was the lessee of a substantial portion (34%) of the megaplex theatre rental properties held by the Company at December 31, 2017. For the year ended December 31, 2017, approximately $114.4 million or 19.9% of the Company's total revenues were derived from rental payments by AMC. For the year ended December 31, 2016, approximately $90.0 million or 18.2% of the Company's total revenues were derived from rental payments by AMC and approximately $21.7 million or 4.4% of the Company's total revenues were derived from rental payments by Carmike. For the year ended December 31, 2015, approximately $86.1 million or 20% of the Company's total revenues were derived from rental payments by AMC. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

Cash Equivalents
Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value. At December 31, 2017, cash equivalents also includes funds held for a Section 1031 exchange under the Code, which can be withdrawn at the Company's discretion.

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

Share based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $14.1 million, $11.2 million and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $0.7 million, $0.9 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $12.2 million, $9.2 million and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Derivative Instruments
In August 2017, the FASB issued ASU No. 2017-012, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update amended existing guidance in order to better align a company's financial reporting for hedging activities with the economic objectives of those activities. It requires the Company to disclose the effect of its hedging activities on its consolidated statements of income and eliminated the periodic measurement and recognition of hedging ineffectiveness. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application of the guidance permitted. The Company elected to early adopt ASU No. 2017-012 as of October 1, 2017. Early adoption had no impact on the Company's financial position or results of operations.

The Company has entered into certain derivative instruments to reduce exposure to fluctuations in foreign currency exchange rates and variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts, cross currency swaps and interest rate swaps.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
In February 2017, the FASB issued ASU No. 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which amends ASC Topic 610-20. ASU No. 2017-05 provides guidance on how entities recognize sales, including partial sales, of nonfinancial assets (and in-substance nonfinancial assets) to non-customers. ASU No. 2017-05 requires the seller to recognize a full gain or loss in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. Both ASU No. 2014-09 and 2017-05 will become effective for the Company beginning with the first quarter of 2018. The standards permit the use of either the full retrospective method or the modified retrospective method. The Company has concluded it will use the modified retrospective method for transition under both standards, in which case the cumulative effect of applying the standards, if any, would be recognized at the date of initial application.
The Company has reviewed its revenue streams and determined the significant majority of its revenue is derived from lease revenue (which will be impacted upon adoption of the lease standard in 2019 discussed below) and mortgage and other financing income (which is not in scope of the revenue standard). In addition, the Company also has sales of real estate which have historically been primarily all-cash transactions with no contingencies and no future involvement in the operations. For its all-cash sale transactions, the Company does not anticipate a significant change to the timing of revenue recognition upon adoption of this new revenue standard. The Company had two property sale transactions that occurred in 2017 in which the Company received $12.1 million in mortgage notes receivable as consideration for the sale. The Company has evaluated these transactions under ASU 2014-09 and ASU 2017-05 and determined that these transactions do not qualify for sale treatment under the new revenue recognition guidance. Accordingly, the Company expects to record an adjustment in 2018 to reclassify these assets from mortgage notes receivable to rental properties on its consolidated balance sheet.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, ASU No. 2016-02 will impact the Company’s consolidated financial statements and disclosures as the Company has certain operating land leases and other arrangements for which it is the lessee and will be required to recognize these arrangements on the financial statements. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The Company has assembled an implementation team that is assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. Additionally, the Company is continuing to develop an implementation plan based on the results of the assessment and is in process of reviewing its land lease contracts.
The Company currently believes substantially all of its leases in which it is the lessor will continue to be classified as operating leases under the new standard. ASU No. 2016-02 specifies that payments for certain lease-related services, which are often included in lease arrangements, represent “non-lease” components that will become subject to the guidance in ASU No. 2014-09, Revenue from Contracts with Customers, when ASU No. 2016-02 becomes effective. The FASB recently clarified that only new or modified leases subsequent to adoption of ASU No. 2016-02 will require different accounting for “non-lease” components under the guidance in ASU No. 2014-09. On January 5, 2018, the FASB issued a proposed update which includes a practical expedient which would allow lessors not to separate “non-lease” components from the related lease components if both the timing and pattern of the revenue recognition are the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

same for the “non-lease” components and including the “non-lease” components into a combined single lease component would not change the lease classification. The proposed update also includes a practical expedient which allows the lessors to use the effective date of ASU No. 2016-02 as the date of initial application, without restating comparative periods, and to recognize a cumulative effect adjustment as of the effective date, if necessary. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases. The Company has tentatively concluded that it will apply the practical expedients.
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
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Buildings and improvements	$4,123,356	$3,272,865
Furniture, fixtures & equipment	87,630	40,684
Land	1,108,805	917,748
Leasehold interests	25,774	—
	5,345,565	4,231,297
Accumulated depreciation	(741,334)	(635,535)
Total	$4,604,231	$3,595,762
Depreciation expense on rental properties was $129.1 million, $103.9 million and $85.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Acquisitions
On April 6, 2017, the Company completed a transaction with CNL Lifestyle Properties Inc. (CNL Lifestyle) and funds affiliated with Och-Ziff Real Estate (OZRE). The Company acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks), five small family entertainment centers and certain related working capital for aggregate consideration valued at $479.8 million, including final purchase price adjustments. Additionally, the Company provided $251.0 million of secured debt financing to OZRE for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Subsequent to the transaction, the Company sold the five family entertainment centers for approximately $6.8 million and one waterpark for approximately $2.5 million. No gain or loss was recognized on these sales.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The secured debt financing with OZRE has an initial term of five years with three 2.5-year options to extend. The note bears interest fixed at 8.5%. The Company received a $3.0 million origination fee upon closing that will be recognized using the effective interest method.

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

In addition, during the year ended December 31, 2017, the Company completed the acquisition of six megaplex theatres for approximately $154.1 million, six other recreation facilities for approximately $62.7 million and seven early education centers and two public charter schools for approximately $38.5 million.

During the year ended December 31, 2016, the Company completed the acquisition of eight megaplex theatres and a family entertainment center for approximately $148.4 million, four early education centers and one private school for approximately $16.5 million.

Dispositions
During the year ended December 31, 2017, the Company completed the sale of four entertainment properties for net proceeds totaling $72.4 million. In connection with these sales, the Company recognized a gain on sale of $19.4 million.

During the year ended December 31, 2017, pursuant to tenant purchase options, the Company completed the sale of eight public charter schools located in Colorado, Arizona and Utah for net proceeds totaling $97.3 million. In connection with these sales, the Company recognized a gain on sale of $20.7 million. Additionally, the Company completed the sale of three other education facilities for net proceeds of $10.5 million. In connection with these sales, the Company recognized a gain on sale of $1.8 million.

During the year ended December 31, 2016, pursuant to tenant purchase options, the Company completed the sale of two public charter schools located in Colorado for net proceeds totaling $16.6 million and recognized gains on sale totaling $2.8 million. In addition, during the year ended December 31, 2016, the Company completed the sale of three retail parcels located in Texas for total net proceeds of $5.3 million and recognized gains on sale totaling $2.5 million. The Company also completed the sale of a land parcel at Resorts World Catskills for net proceeds of $1.5 million and

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

no gain or loss was recognized. The results of operations of these properties have not been classified within discontinued operations.

4. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Receivable from tenants	$19,923	$7,564
Receivable from non-tenants	3,932	497
Receivable from insurance proceeds	—	1,967
Receivable from Sullivan County Infrastructure Revenue Bonds	14,718	22,164
Straight-line rent receivable	62,605	67,618
Allowance for doubtful accounts	(7,485)	(871)
Total	$93,693	$98,939

In October 2017, the Company terminated nine leases with various subsidiaries of Children’s Learning Adventure USA, LLC (CLA), seven of which relate to completed construction and two of which relate to unimproved land. These subsidiaries of CLA continue to operate these properties (other than the two unimproved properties) as holdover tenants. In December 2017, these CLA subsidiaries (other than one of the CLA tenants for an unimproved land parcel) and other CLA subsidiaries that are tenants of the Company's remaining leases filed petitions in bankruptcy under Chapter 11 seeking the protections of the Bankruptcy Code.
The above total includes receivable from tenants of approximately $6.0 million from CLA, which were fully reserved in the allowance for doubtful accounts at December 31, 2017. Additionally, during the three months ended December 31, 2017, the Company wrote-off the full amount of straight-line rent receivables of approximately $9.0 million related to CLA to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income.
At December 31, 2017, the Company had approximately $255.7 million related to CLA classified in rental properties, net, in the accompanying consolidated balance sheets at December 31, 2017. Additionally, the Company had approximately $11.2 million classified in land held for development and $14.5 million classified in property under development in the accompanying consolidated balance sheets at December 31, 2017. The Company reviewed these balances for impairment at December 31, 2017 and determined that the estimated undiscounted future cash flows exceeded the carrying value of these properties.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

5. Investment in Mortgage Notes
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2017 and 2016 consists of the following (in thousands):

		2017	2016
(1)	Mortgage note and related accrued interest receivable, borrower exercised option to convert to lease on December 22, 2017	—	1,637
(2)	Mortgage note and related accrued interest receivable, 10.25%, prepaid in full December 28, 2017	—	3,508
(3)	Mortgage note and related accrued interest receivable, 9.00%, due March 11, 2018	1,454	1,454
(4)	Mortgage note and related accrued interest receivable, 7.00%, due July 31, 2018	1,474	1,375
(5)	Mortgage note and related accrued interest receivable, 7.50%, due January 6, 2019	9,056	—
(6)	Mortgage notes and related accrued interest receivable, 7.00% and 10.00%, due May 1, 2019	174,265	164,743
(7)	Mortgage note, 7.00%, due December 20, 2021	57,890	70,304
(8)	Mortgage notes, 8.50%, due April 6, 2022	249,213	—
(9)	Mortgage note and related accrued interest receivable, 7.85%, due December 28, 2026	5,803	5,635
(10)	Mortgage note and related accrued interest receivable, 7.85%, due January 3, 2027	10,880	—
(11)	Mortgage note and related accrued interest receivable, 9.25%, due June 28, 2032	31,105	36,032
(12)	Mortgage note and related accrued interest receivable, 9.00%, due December 31, 2032	5,173	5,327
(13)	Mortgage notes and related accrued interest receivable, 9.50%, due April 30, 2033	33,269	30,849
(14)	Mortgage note, 11.31%, due July 1, 2033	12,249	12,530
(15)	Mortgage note and related accrued interest receivable, 8.50% to 9.15%, due June 30, 2034	8,711	7,230
(16)	Mortgage note and related accrued interest receivable, 9.50%, due August 31, 2034	12,564	12,473
(17)	Mortgage note, 11.26%, due December 1, 2034	51,050	51,250
(18)	Mortgage notes, 10.43%, due December 1, 2034	37,562	37,562
(19)	Mortgage note, 10.88%, due December 1, 2034	4,550	4,550
(20)	Mortgage note, 8.14%, due January 5, 2036	21,000	21,000
(21)	Mortgage note, 10.25%, due May 31, 2036	17,505	17,505
(22)	Mortgage note and related accrued interest receivable, 9.95%, due July 31, 2036	6,304	6,083
(23)	Mortgage note, 9.75%, due August 1, 2036	18,068	18,219
(24)	Mortgage note and related accrued interest receivable, 9.75%, due December 31, 2036	9,838	4,712
(25)	Mortgage note and related accrued interest receivable, 8.50%, due April 30, 2037	4,717	—
(26)	Mortgage note and related accrued interest receivable, 8.75%, due June 30, 2037	4,111	—
(27)	Mortgage note and related accrued interest receivable, 8.50%, due July 31, 2037	4,235	—
(28)	Mortgage note, 8.75%, due August 31, 2037	11,330	—
(29)	Mortgage note and related accrued interest receivable, 10.14%, due September 30, 2037	2,500	—
(30)	Mortgage note and related accrued interest receivable, 8.80%, due September 30, 2037	11,684	—
(31)	Mortgage note and related accrued interest receivable, 8.50%, due November 30, 2037	9,631	—
(32)	Mortgage note and related accrued interest receivable, 7.50%, due October 27, 2038	658	—
(33)	Mortgage notes, 7.25%, due November 30, 2041	142,900	100,000
	Total mortgage notes and related accrued interest receivable	$970,749	$613,978

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

(1) The Company's first mortgage loan agreement with Miramesa Star LLC was secured by a theatre development project in Cypress, Texas. On December 22, 2017, per the terms of the mortgage note agreement, the borrower exercised its option to convert the mortgage note agreement to a 15-year triple-net lease agreement. As a result, the Company recorded the carrying value of the investment into rental property, which approximated the fair value of the property on the conversion date. There was no gain or loss recognized on this transaction.

(2) The Company's first mortgage loan agreement with UME Preparatory Academy that was secured by 28 acres of land and a public charter school property located in Dallas, Texas was prepaid on December 28, 2017. In connection with the full payoff of this note, the Company received a prepayment fee of $0.6 million, included in mortgage and other financing income, and wrote off $58 thousand of prepaid mortgage fees to costs associated with loan refinancing or payoff.

(3) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by approximately 12 acres of land located in Queen Creek, Arizona. At December 31, 2017, the face amount of the mortgage note was $1.4 million. The note bears interest at a fixed rate of 9.00%. The note requires accrued interest and principal to be paid at maturity.

(4) The Company's first mortgage loan agreement with HighMark Land, LLC (HighMark) is secured by approximately 20 acres of land located in Lincoln, California. At December 31, 2017, the face amount of the mortgage note was $1.5 million. The note bears interest at a fixed rate of 7.00% and requires accrued interest and principal to be paid at maturity.

(5) The Company's first mortgage loan agreement with I-90 Bellevue Investments II, LLC, is secured by real estate in Bellevue, Washington. At December 31, 2017, the face amount of the mortgage note was $9.0 million. The note bears interest at a fixed rate of 7.50% and requires monthly interest payments.

(6) The Company’s mortgage loan agreements with SVVI, LLC (SVVI) are secured by one waterpark and adjacent land in Kansas City, Kansas as well as two other waterparks located in New Braunfels and South Padre Island, Texas. At December 31, 2017, the face amount of the mortgage notes were $173.6 million. The mortgage notes have cross-default and cross-collateral provisions. On March 1, 2017, the Company funded an additional amount under its loan to SVVI. SVVI used these proceeds to pay off their seasonal line of credit secured by the Texas parks. As a result of the payoff, the Company became the first mortgage holder on these two properties. The note accrues monthly interest payments and SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. Monthly interest payments are transferred to the Company from this debt service reserve. The mortgage loan agreements also contain certain participating interest and note pay-down provisions. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.7 million, $0.8 million and $1.5 million of participating interest income, respectively. SVVI is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable. At December 31, 2017, the weighted average interest rate was 7.33%.

(7) The Company's first mortgage loan agreement with Imagine Schools Non-Profit, Inc. and affiliates (Imagine) is secured by 8 charter school properties located in Indiana, Ohio, South Carolina, and Pennsylvania. At December 31, 2017, the face amount of the mortgage note was $57.9 million. The note bears interest at a fixed rate of 7.00%. The note requires monthly principal and interest payments of $608 thousand and additional principal pay downs if certain events occur including property sales. See Note 6 for further discussion.

(8) The Company's mortgage loan agreement with Och-Ziff Real Estate (OZRE) is secured by 14 ski properties located in New Hampshire, Washington, Utah, Tennessee, Maine, Colorado, Vermont, Massachusetts, California and British Columbia, Canada. The Company received a $3.0 million origination fee upon closing. At December 31, 2017, the face amount of the mortgage notes were $250.3 million. The note bears interest at a fixed rate of 8.50% and requires monthly interest payments. Interest income on the notes and the origination fee are being recognized using the effective interest method. The note has an effective interest rate of approximately 8.60%. During the year ended December 31, 2017,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

the Company received a partial prepayment of $0.7 million and a prepayment premium of $0.2 million that is included in mortgage and other financing income.

(9) The Company's first mortgage loan agreement with Genesis Health Clubs of Omaha, Sports West LLC, is secured by a health club facility located in Omaha, Nebraska. At December 31, 2017, the face amount of the mortgage note was $5.8 million. The note bears interest at 7.85% in years one to six and LIBOR plus 6.85% in years seven to ten. The note requires monthly interest payments.

(10) The Company's first mortgage loan agreement with Genesis Health Clubs Cass Street LLC is secured by a health club facility located in Omaha, Nebraska. At December 31, 2017, the face amount of the mortgage note was $10.8 million. The note bears interest at 7.85% in years one to six and LIBOR plus 6.85% in years seven to ten. The note requires monthly interest payments.

(11) The Company's first mortgage loan agreement with Montparnasse 56 USA is secured by the observation deck of the John Hancock building in Chicago, Illinois. At December 31, 2017, the face amount of the mortgage note was $32.0 million. This note requires monthly interest payments. On December 22, 2016, the Company entered into an amendment to the loan agreement with the borrower which eliminated the full prepayment option with penalty in 2017 per the original agreement and replaced it with partial prepayment options in 2017 and 2027 with penalty. This amendment also reduced the interest rate to 9.25% which began on July 1, 2017. The Company received a partial prepayment during the year ended December 31, 2017 of $4.0 million and a prepayment premium of $0.8 million. This premium is being recognized through the effective interest method over the remaining life of the note due to the related amendment to the loan agreement.

(12) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by a charter school property located in Queen Creek, Arizona. At December 31, 2017, the face amount of the mortgage note was $5.1 million. The note bears interest at a fixed rate of 9.00%. The note is fully amortizing and requires monthly principal and interest payments of $52 thousand.

(13) The Company's first mortgage loan agreements with LBE Investments, Ltd. are secured by three charter school properties located in Gilbert and Queen Creek, Arizona. At December 31, 2017, the face amount of the mortgage notes were $32.1 million. The notes bear interest beginning at 9.50% with increases of 0.50% every five years. The notes are fully amortizing and require monthly payments of principal and interest. The notes have a weighted average effective interest rate of approximately 9.79%.

(14) The Company's first mortgage loan agreement with Topgolf USA Austin is secured by a golf entertainment complex located in Austin, Texas. At December 31, 2017, the face amount of the mortgage note was $12.2 million. The note bears interest at a fixed rate of 11.31%. The note is fully amortizing and requires monthly principal and interest payments of $141 thousand.

(15) The Company's first mortgage loan agreement with 169 Jenks is secured by a public charter school property located in St. Paul, Minnesota. At December 31, 2017, the face amount of the mortgage note was $8.6 million. The note bears interest beginning at 8.50% which increases annually based on a formula of the rate multiplied by 1.025%. Construction on this note was completed in three phases. At December 31, 2017, the phases bear interest at 9.15%, 8.71% and 8.50%. The note requires monthly interest payments. The note has a weighted average effective interest rate of approximately 10.33%.

(16) The Company's first mortgage loan agreement with Beloved Community Charter School, Inc. is secured by a charter school property located in Jersey City, New Jersey. At December 31, 2017, the face amount of the mortgage note was $12.2 million. The note bears interest beginning at 9.50% with increases of 0.50% every five years and requires monthly interest payments. The note has an effective interest rate of approximately 9.50%, which is net of a servicer fee to HighMark.

(17) The Company's first mortgage loan agreement with Peak Resorts, Inc. (Peak) is secured by one ski property located in Vermont. Mount Snow is approximately 588 acres and is located in both West Dover and Wilmington, Vermont. At

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

December 31, 2017, the face amount of the mortgage note was $51.1 million. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December).  The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI. At December 31, 2017, the interest rate was 11.26%.

(18) The Company's first mortgage loan agreements with Peak are secured by four ski properties located in Ohio and Pennsylvania with a total of approximately 510 acres. At December 31, 2017, the face amount of the mortgage notes were $37.6 million. The notes require monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI. At December 31, 2017, the interest rate was 10.43%.
(19) The Company's first mortgage loan agreement with Peak is secured by a ski property located in Chesterland, Ohio with approximately 135 acres. At December 31, 2017, the face amount of the mortgage note was $4.6 million. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI. At December 31, 2017, the interest rate was 10.88%.

(20) The Company's first mortgage loan agreement with Peak is secured by a ski property located in Hunter, New York with approximately 240 acres. At December 31, 2017, the face amount of the mortgage note was $21.0 million. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI. At December 31, 2017, the interest rate was 8.14%.

(21) The Company's first mortgage loan agreement with Topgolf USA Midvale, LLC is secured by a golf entertainment complex located in Midvale, Utah. On November 1, 2016, this note was amended and restated to change the maturity date to May 31, 2036. At December 31, 2017, the face amount of the mortgage note was $17.5 million. The note bears interest at a fixed rate of 10.25% and requires monthly interest payments.

(22) The Company's first mortgage loan agreement with Friends of Millville Public Charter School is secured by a public charter school property located in Millville, New Jersey. At December 31, 2017, the face amount of the mortgage note was $6.2 million. The note bears interest beginning at 9.75% with annual increases by a factor of approximately 2% and requires monthly interest payments. At December 31, 2017, the interest rate was 9.95%. The note has an effective interest rate of approximately 10.40%, which is net of a servicer fee to HighMark.

(23) The Company's first mortgage loan agreement with Topgolf USA West Chester, LLC is secured by a golf entertainment complex located in West Chester, Ohio. At December 31, 2017, the face amount of the mortgage note was $18.1 million. The note bears interest at a fixed rate of 9.75% and requires monthly interest payments.

(24) The Company's first mortgage loan agreement with Friends of Vineland Public Charter School is secured by a public charter school property located in Vineland, New Jersey. At December 31, 2017, the face amount of the mortgage note was $9.8 million. The note bears interest beginning at 9.75% with annual increases by a factor of approximately 2% and requires monthly interest payments. Interest income will be recognized using the effective interest method upon completion of construction.

(25) The Company's first mortgage loan agreement with The SAE School, Inc. is secured by a private school property located in Mableton, Georgia. At December 31, 2017, the face amount of the mortgage note was $4.7 million. The note

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

bears interest beginning at 8.50% with annual increases by a factor of approximately 2% and requires monthly interest payments. The note has an effective interest rate of approximately 9.80%.

(26) The Company's first mortgage loan agreement with International Charter School of Atlanta, Inc. is secured by a public charter school property located in Roswell, Georgia. At December 31, 2017, the face amount of the mortgage note was $4.1 million. The note bears interest beginning at 8.75% with annual increases by a factor of approximately 2% and requires monthly interest payments. Interest income will be recognized using the effective interest method upon completion of construction.

(27) The Company's first mortgage loan agreement with Genesis Innovation Academy, Inc. is secured by a public charter school property located in Atlanta, Georgia. At December 31, 2017, the face amount of the mortgage note was $4.2 million. The note bears interest beginning at 8.50% with annual increases by a factor of approximately 2% and requires monthly interest payments. Interest income will be recognized using the effective interest method upon completion of construction.

(28) The Company's first mortgage loan agreement with CG Educational Holding Corp., is secured by a public charter school property located in Bronx, New York. At December 31, 2017, the face amount of the mortgage note was $11.3 million. The note bears interest beginning at 8.75% with annual increases by a factor of approximately 2% and requires monthly interest payments. Interest income will be recognized using the effective interest method upon completion of construction.

(29) The Company's first mortgage loan agreement with Friends of Bridgeton Public Charter School, is secured by a public charter school property located in Bridgeton, New Jersey. At December 31, 2017, the face amount of the mortgage note was $2.6 million. The note bears interest beginning at 10.14% with annual increases by a factor of approximately 2% and requires monthly interest payments. The note has an effective interest rate of approximately 10.70%, which is net of a servicer fee to HighMark.

(30) The Company's first mortgage loan agreement with Colorado Military Academy Building Corporation is secured by a public charter school property located in Colorado Springs, Colorado. At December 31, 2017, the face amount of the mortgage note was $11.6 million. The note bears interest beginning at 8.80% with annual increases by a factor of approximately 2% and requires monthly interest payments. Interest income will be recognized using the effective interest method upon completion of construction.

(31) The Company's first mortgage loan agreement with SAIL: School for Arts-Infused Learning, Inc. is secured by a public charter school property located in Evans, Georgia. At December 31, 2017, the face amount of the mortgage note was $9.8 million. The note bears interest beginning at 8.50% with annual increases by a factor of approximately 2% and requires monthly interest payments. The note has an effective interest rate of approximately 9.70%.

(32) The Company's first mortgage loan agreement with Ladybird Fish Hawk LLC is secured by an early childhood education property located in Lithia, Florida. At December 31, 2017, the face amount of the mortgage note was $0.7 million. The note bears interest beginning at 7.50% during construction and increases to 8.25% at commencement with annual increases by a factor of approximately 2%. The note requires monthly interest payments upon completion of construction. Interest income will be recognized using the effective interest method upon completion of construction.

(33) The Company's first mortgage loan agreements with Endeavor Schools are secured by 28 education facilities including both early education and private school properties located in California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio and Texas. At December 31, 2017, the face amount of the mortgage notes were $142.9 million. The notes bear interest beginning at 7.25% with increases every three years by a multiple of 1.0625 and require monthly interest payments. The notes contain prepayment provisions which allow the borrower to prepay with a premium based on a multiple of the remaining loan balance. In addition, the notes contain a loan to lease conversion option in which the borrower has the right to put the underlying real estate assets to the Company and become the tenant under a lease structure. Interest income on the notes is being recognized using the effective interest method without the fixed interest rate increases due to these prepayment and conversion options. Subsequent to December 31, 2017, the borrower exercised its put option to convert the mortgage note agreement to a lease agreement. As a result, in 2018, the Company

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

recorded the rental property at fair value, which approximated the carrying value of its investment on the conversion date. There was no gain or loss recognized on this transaction. The properties are leased pursuant to a triple-net master-lease with a 25-year term.

6. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s lease of six public charter school properties as of December 31, 2017 and 12 public charter school properties as of December 31, 2016, with affiliates of Imagine Schools, Inc. (Imagine). Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Total minimum lease payments receivable	$112,411	$215,753
Estimated unguaranteed residual value of leased assets	47,000	85,247
Less deferred income (1)	(101,508)	(198,302)
Investment in direct financing leases, net	$57,903	$102,698

(1) Deferred income is net of $0.8 million and $1.3 million of initial direct costs at December 31, 2017 and 2016, respectively.

During 2015, the Company completed the sale of one public charter school property located in Pennsylvania and previously leased to Imagine with a carrying value of $4.7 million. There was no gain or loss recognized on this sale. Additionally, during 2015, the Company terminated a portion of its master lease with Imagine related to one public charter school property located in Ohio. The property was subsequently leased to another operator pursuant to a long-term, triple-net lease agreement that is classified as an operating lease. There was no gain or loss recognized on this lease termination.

During 2016, the Company completed the sale of nine public charter school properties previously leased to Imagine as part of a master lease. Seven of these schools were sold to Imagine and two were sold to third parties. These properties are located in Georgia, Indiana, Ohio, Missouri and South Carolina and had a total net carrying value of $91.3 million when sold. The Company received net cash proceeds totaling $21.0 million (a portion of which was funded through the liquidation of the letter of credit and escrow reserve previously provided by Imagine pursuant to the master lease) and a mortgage note receivable from Imagine for $70.3 million. The note is secured by eight public charter schools as of December 31, 2017. See Note 5 for more detail on this mortgage note receivable. There were no gains or losses recognized on these sales. The Company determined that no allowance for losses on the investment in direct financing leases was necessary at December 31, 2016.

During 2017, the Company entered into revised lease terms with Imagine which reduced the rental payments and term on six properties. As a result of the revised lease terms, these six properties were classified as operating leases. Due to lease negotiations during the three months ended June 30, 2017, management evaluated whether it could recover its investment in these leases taking into account the revised lease terms and independent appraisals prepared as of June 30, 2017, and determined  the carrying value of the investment in the direct financing leases exceeded the expected lease payments to be received and residual values for these six leases. Accordingly, the Company recorded an impairment charge of $9.6 million during the year ended December 31, 2017, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value.

Additionally, during 2017, the Company performed its annual review of the estimated unguaranteed residual value on its other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, the Company recorded an impairment charge of the unguaranteed residual value of $0.6 million during the year ended December 31, 2017.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The Company’s direct financing leases have expiration dates ranging from approximately 14 to 16 years. Future minimum rentals receivable on this direct financing lease at December 31, 2017 are as follows (in thousands):

Amount
Year:
2018	$6,301
2019	6,490
2020	6,685
2021	6,885
2022	7,092
Thereafter	78,958
Total	$112,411

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

7. Debt

Debt at December 31, 2017 and 2016 consists of the following (in thousands):

		2017	2016
(1)	Mortgage note payable, 6.07%, paid in full on January 6, 2017	—	9,331
(2)	Mortgage note payable, 6.06%, paid in full on February 1, 2017	—	8,615
(3)	Mortgage notes payable, 5.73%-5.95%, paid in full on April 3, 2017	—	30,486
(4)	Mortgage notes payable, 4.00%, paid in full on April 6, 2017	—	88,629
(5)	Mortgage notes payable, 5.86%, paid in full on July 3, 2017	—	22,139
(6)	Mortgage note payable, 5.29%, paid in full on July 7, 2017	—	3,298
(7)	Mortgage note payable, 6.19%, due February 1, 2018	11,684	12,452
(8)	Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(9)	Unsecured revolving variable rate credit facility, LIBOR + 1.00%, due February 27, 2022	210,000	—
(10)	Senior unsecured notes payable, 5.75%, due August 15, 2022	350,000	350,000
(11)	Unsecured term loan payable, LIBOR + 1.10%, $350,000 fixed at 2.71% through April 4, 2019 and 3.15% from April 5, 2019 to February 7, 2022, due February 27, 2023	400,000	350,000
(12)	Senior unsecured notes payable, 5.25%, due July 15, 2023	275,000	275,000
(13)	Senior unsecured notes payable, 4.35%, due August 22, 2024	148,000	148,000
(14)	Senior unsecured notes payable, 4.50%, due April 1, 2025	300,000	300,000
(15)	Senior unsecured notes payable, 4.56%, due August 22, 2026	192,000	192,000
(16)	Senior unsecured notes payable, 4.75%, due December 15, 2026	450,000	450,000
(17)	Senior unsecured notes payable, 4.50%, due June 1, 2027	450,000	—
(18)	Bonds payable, variable rate, due August 1, 2047	24,995	24,995
	Less: deferred financing costs, net	(32,852)	(29,320)
	Total	$3,028,827	$2,485,625

(1) The Company's mortgage note payable was paid in full on January 6, 2017 prior to its maturity date of April 6, 2017. The note was secured by one theatre property.

(2) The Company's mortgage note payable was paid in full on February 1, 2017 prior to its maturity date of March 1, 2017. The note was secured by one theatre property.

(3) The Company’s mortgage notes payable were paid in full on April 3, 2017 prior to their maturity date of May 1, 2017. The notes were secured by four theatre properties.

(4) The Company's mortgage note payable was paid in full on April 6, 2017 prior to its maturity date of July 6, 2017. The note was secured by 11 theatre properties. In connection with this note payoff, the Company recorded a gain on early extinguishment of debt of $1.0 million. The gain represents the difference between the carrying value of the note and the amount due at payoff as the note was recorded at fair value upon acquisition and was not anticipated to be paid off in advance of maturity.

(5) The Company's mortgage note payable was paid in full on July 3, 2017 prior to its maturity date of August 1, 2017. The note was secured by two theatre properties.

(6) The Company's mortgage note payable was paid in full on July 7, 2017. The note was secured by one theatre property.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

(7) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $18.5 million at December 31, 2017. On January 2, 2018, this loan was prepaid in full.

(8) On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt. On February 28, 2018, the Company redeemed all of the outstanding 7.75% senior notes. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium of $28.6 million calculated pursuant to the terms of the indenture, together with accrued and unpaid interest up to, but not including the redemption date.

(9) The Company's unsecured revolving credit facility (the facility) bears interest at LIBOR plus 1.00%, which was 2.49% on December 31, 2017. Interest is payable monthly. On September 27, 2017, the Company amended its unsecured revolving credit facility and its unsecured term loan facility. The amendments to the unsecured revolving portion of the credit facility, among other things, (i) increase the initial maximum available amount from $650.0 million to $1.0 billion, (ii) extend the maturity date from April 24, 2019, to February 27, 2022 (with the Company having the right to extend the loan for an additional seven months) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.00% and 0.20%, versus LIBOR plus 1.25% and 0.25%, respectively, under the previous terms. In connection with the amendment, $19 thousand of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2017 and are included in costs associated with loan refinancing. As of December 31, 2017, the Company had $210.0 million outstanding under the facility and total availability under the revolving credit facility was $790.0 million. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the facility may have a shorter or longer maturity date and different pricing terms. The facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

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

(10) On August 8, 2012, the Company issued $350.0 million in senior unsecured notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes were issued at 99.998% of their principal amount. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(11) The Company's unsecured term loan payable bears interest at LIBOR plus 1.10%, which was 2.49% on December 31, 2017. Interest is payable monthly. On September 27, 2017, the Company amended its unsecured revolving credit facility and its unsecured term loan facility. The amendments to the unsecured term loan portion of the credit

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

facility, among other things, (i) increase the initial amount from $350.0 million to $400.0 million, (ii) extend the maturity date from April 24, 2020 to February 27, 2023 and (iii) lower the interest rate on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.10% versus LIBOR plus 1.40% under previous terms. In connection with the amendment, $1.5 million of deferred financing costs (net of accumulated depreciation) were written off during the year ended December 31, 2017 and are included in costs associated with loan refinancing. At closing, the Company borrowed the remaining $50.0 million available on the $400.0 million term loan portion of the facility, which was used to pay down a portion of the Company's unsecured revolving credit facility. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the facility may have a shorter or longer maturity date and different pricing terms. The facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

(12) On June 18, 2013, the Company issued $275.0 million in senior unsecured notes due on July 15, 2023. The notes bear interest at 5.25%. Interest is payable on January 15 and July 15 of each year beginning on January 15, 2014 until the stated maturity date of July 15, 2023. The notes were issued at 99.546% of their principal amount. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(13) On August 22, 2016, the Company issued $148.0 million of senior unsecured notes in a private placement transaction. The notes bear interest at an annual rate of 4.35% and are due August 22, 2024. In connection with the amendment to the unsecured consolidated credit agreement on September 27, 2017, the guarantees by the Company’s subsidiaries that were guarantors of the Company’s outstanding 4.35% Series A Guaranteed Senior Notes due August 22, 2024 and 4.56% Series B Guaranteed Senior Notes due August 22, 2026 (referred to herein as the "private placement notes") were also released. The foregoing release was effected by the Company entering into an amendment to the Note Purchase Agreement, dated as of September 27, 2017. The amendment to the private placement notes releases the Company’s subsidiary guarantors as described above and among other things: (i) amends certain financial and other covenants and provisions in the Note Purchase Agreement to conform generally to the corresponding covenants and provisions contained in the amended unsecured consolidated credit agreement; (ii) provides the investors thereunder certain additional guaranty and lien rights, in the event that certain subsequent events occur; (iii) expands the scope of the “most favored lender” covenant contained in the Note Purchase Agreement; and (iv) imposes restrictions on debt that can be incurred by certain subsidiaries of the Company.

(14) On March 16, 2015, the Company issued $300.0 million in aggregate principal amount of senior notes due on April 1, 2025 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on April 1 and October 1 of each year beginning on October 1, 2015 until the stated maturity date of April 1, 2025. The notes were issued at 99.638% of their face value. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(15) On August 22, 2016, the Company issued $192.0 million of senior unsecured notes in a private placement transaction. The notes bear interest at an annual rate of 4.56% and are due August 22, 2026. In connection with the amendment to the unsecured consolidated credit agreement on September 27, 2017, the guarantees by the Company’s subsidiaries that were guarantors of the Company’s outstanding 4.35% Series A Guaranteed Senior Notes due August 22, 2024 and 4.56% Series B Guaranteed Senior Notes due August 22, 2026 (referred to herein as the "private placement

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

notes") were also released. The foregoing release was effected by the Company entering into an amendment to the Note Purchase Agreement, dated as of September 27, 2017. The amendment to the private placement notes releases the Company’s subsidiary guarantors as described above and among other things: (i) amends certain financial and other covenants and provisions in the Note Purchase Agreement to conform generally to the corresponding covenants and provisions contained in the amended unsecured consolidated credit agreement; (ii) provides the investors thereunder certain additional guaranty and lien rights, in the event that certain subsequent events occur; (iii) expands the scope of the “most favored lender” covenant contained in the Note Purchase Agreement; and (iv) imposes restrictions on debt that can be incurred by certain subsidiaries of the Company.

(16) On December 14, 2016, the Company issued $450.0 million in aggregate principal amount of senior notes due on December 14, 2026 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.75%. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2017, until the stated maturity date of December 15, 2026. The notes were issued at 98.429% of their face value. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(17) On May 23, 2017, the Company issued $450.0 million in aggregate principal amount of senior notes due on June 1, 2027 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on June 1 and December 1 of each year beginning on December 1, 2017 until the stated maturity date of June 1, 2027. The notes were issued at 99.393% of their face value. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(18) On August 30, 2017, the Company refinanced its variable-rate bonds payable. The maturity date was extended from October 1, 2037 to August 1, 2047 and the outstanding principal balance and interest rate were not changed. These bonds are secured by three theatres, which had a net book value of approximately $21.2 million at December 31, 2017, and bear interest at a variable rate which resets on a weekly basis and was 1.60% at December 31, 2017. The bonds requires monthly interest only payments with principal due at maturity.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2017.

Principal payments due on long-term debt obligations subsequent to December 31, 2017 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2018	$11,684
2019	—
2020	250,000
2021	—
2022	560,000
Thereafter	2,239,995
Less: deferred financing costs, net	(32,852)
Total	$3,028,827

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Interest on loans	$135,023	$101,181	$92,140
Amortization of deferred financing costs	6,167	4,787	4,588
Credit facility and letter of credit fees	2,005	1,873	1,759
Interest cost capitalized	(9,879)	(10,697)	(18,547)
Interest income	(192)	—	(25)
Interest expense, net	$133,124	$97,144	$79,915

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

Consolidated VIE
As of December 31, 2017, the Company had invested approximately $20.6 million included in property under development in the accompanying consolidated balance sheet for one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at December 31, 2017 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At December 31, 2017, the Company’s recorded investment in two unconsolidated VIEs totaled $178.5 million. The Company’s maximum exposure to loss associated with these VIEs is limited to the Company’s outstanding mortgage notes and related accrued interest receivable of $178.5 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $0.1 million and $2.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $25.7 million and $35.9 million recorded in “Other assets” in the consolidated balance sheet at December 31, 2017 and 2016, respectively. The Company has not posted or received collateral with its derivative counterparties as of December 31, 2017 and 2016. See Note 10 for disclosures relating to the fair value of the derivative instruments as of December 31, 2017 and 2016.

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
December 31, 2017, 2016 and 2015

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

As of December 31, 2017, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of borrowings under the unsecured term loan facility from from July 6, 2017 to April 5, 2019. Additionally, as of December 31, 2017, the Company had three additional interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under its unsecured term loan facility from November 6, 2017 to April 5, 2019 and on $350.0 million of borrowings under the unsecured term loan facility from April 6, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the years ended December 31, 2017, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2017, the Company estimates that during the twelve months ending December 31, 2018, $0.5 million will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, the U.S. Dollar (USD), on its four Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the Canadian Dollar (CAD) to USD exchange rate on its Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company's expected CAD denominated cash flow of the Canadian properties as their impact on the Company's cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At December 31, 2017, the Company’s cross-currency swaps had a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. Additionally, on August 30, 2017, the Company entered into a cross-currency swap that will be effective July 1, 2018 with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of these swaps is to lock in an exchange rate of 1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2017, the Company estimates that during the twelve months ending December 31, 2018, $1.0 million will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million USD with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per USD.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2017, 2016 and 2015:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2017, 2016 and 2015 (Dollars in thousands)

	Year Ended December 31,
Description	2017	2016	2015
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$2,479	$(2,044)	$(2,581)
Amount of Expense Reclassified from AOCI into Earnings (1)	(2,498)	(5,235)	(2,004)
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(793)	(754)	5,380
Amount of Income Reclassified from AOCI into Earnings (2)	2,457	2,663	2,396
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative	(9,547)	(2,804)	24,359
Amount of Income Reclassified from AOCI into Earnings (2)	—	—	—
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(7,861)	$(5,602)	$27,158
Amount of (Expense) Income Reclassified from AOCI into Earnings	(41)	(2,572)	392

Interest expense, net in accompanying consolidated statements of income	133,124	97,144	79,915
Other income in accompanying consolidated statements of income	3,095	9,039	3,629

(1)	Included in “Interest expense, net” in accompanying consolidated statements of income.

(2)	Included in “Other expense” or "Other income" in the accompanying consolidated statements of income.

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its obligations for borrowed money or credit in an amount exceeding $25.0 million for two of the agreements and $50.0 million for three of the agreements and such default is not waived or cured within a specified period of time, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of December 31, 2017, the fair value of the Company’s derivatives in a liability position related to these agreements was $0.1 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value. The balance of this obligation, after considering the right of offset, at December 31, 2017 was zero.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2017 and 2016 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2017:
Cross Currency Swaps*	$—	$1,041	$—	$1,041
Cross Currency Swaps**	$—	$(134)	$—	$(134)
Currency Forward Agreements*	$—	$22,235	$—	$22,235
Interest Rate Swap Agreements*	$—	$2,496	$—	$2,496
2016:
Cross Currency Swaps*	$—	$4,158	$—	$4,158
Currency Forward Agreements*	$—	$31,782	$—	$31,782
Interest Rate Swap Agreements**	$—	$(2,482)	$—	$(2,482)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the year ended December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Year Ended December 31, 2017
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period

Investment in a direct financing lease, net	$—	$—	$35,807	$35,807

As discussed further in Note 6, during the year ended December 31, 2017, the Company recorded impairment charges totaling $10.2 million related to its investment in a direct financing lease, net. Management estimated the fair values of this investment taking into account various factors including independent appraisals, input from an outside broker and current market conditions. The Company determined, based on the inputs, that its valuation of the investment was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable. During 2017, the Company entered into revised lease terms on these properties and as a result, these properties were classified as operating leases and moved to rental properties.

There were no non-recurring measurements during the year ended December 31, 2016.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2017 and 2016:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2017, the Company had a carrying value of $970.7 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.42%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 11.50%, management estimates the fair value of the fixed rate mortgage notes receivable to be $992.6 million with an estimated weighted average market rate of 8.79% at December 31, 2017.

At December 31, 2016, the Company had a carrying value of $614.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.77%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 12.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $648.5 million with an estimated weighted average market rate of 8.48% at December 31, 2016.

Investment in direct financing leases, net:
At December 31, 2017, the Company had investments in direct financing leases with a carrying value of $57.9 million, and with a weighted average effective interest rate of 11.98%. At December 31, 2017, the investment in direct financing leases bears interest at effective rates of 11.90% to 12.38%. The carrying value of the $57.9 million investment in direct financing leases approximated the fair market value at December 31, 2017.

At December 31, 2016, the Company had investments in direct financing leases with a carrying value of $102.7 million, and a weighted average effective interest rate of 12.00%. At December 31, 2016, the investment in direct financing leases bears interest at effective interest rates of 11.79% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair market value at December 31, 2016.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2017 and 2016 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2017, the Company had a carrying value of $635.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.58%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2017.

At December 31, 2016, the Company had a carrying value of $375.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 3.23%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2016.

As described in Note 9, at December 31, 2017, $350.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements. At December 31, 2016, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At December 31, 2017, the Company had a carrying value of $2.43 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 5.15%. Discounting the future cash flows for fixed rate debt using December 31, 2017 market rates of 2.49% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.53 billion with an estimated weighted average market rate of 4.04% at December 31, 2017.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

11. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $4.08 and $3.84 per common share for the years ended December 31, 2017 and 2016, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2017 and 2016 are as follows:

	Cash Distributions Per Share
	2017	2016
Taxable ordinary income	$3.5434	$3.1659
Return of capital	0.2762	0.2489
Long-term capital gain (1)	0.2404	0.4077
Totals	$4.0600	$3.8225

(1) Of the long-term capital gain, $0.0972 and $0.1060 were unrecaptured section 1250 gains for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company issued an aggregate of 258,263 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $16.9 million.

During the year ended December 31, 2017, the Company issued an aggregate of 1,382,730 common shares under its DSPP for net proceeds of $98.2 million.

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

During the year ended December 31, 2017, the Company issued 8,851,264 common shares in connection with its transaction with CNL Lifestyle and OZRE. See Note 3 for further information.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2017, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3857 common shares per Series C preferred share, which is equivalent to a conversion price of $64.82 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2017 and 2016, respectively. There were non-cash distributions associated with conversion adjustments of $0.4918 and $0.4394 per Series C preferred share for the years ended December 31, 2017 and 2016, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2017 and 2016 are as follows:

	Cash Distributions per Share
	2017	2016
Taxable ordinary income	$1.3462	$1.2735
Return of capital	—	—
Long-term capital gain (1)	0.0913	0.1640
Totals	$1.4375	$1.4375

(1) Of the long-term capital gain, $0.0352 and $0.0426 were unrecaptured section 1250 gains for the years ended December 31, 2017 and 2016, respectively.

	Non-cash Distributions per Share
	2017	2016
Taxable ordinary income	$0.3527	$0.2850
Return of capital	0.1152	0.1177
Long-term capital gain (2)	0.0239	0.0367
Totals	$0.4918	$0.4394

(2) Of the long-term capital gain, $0.0092 and $0.0095 were unrecaptured section 1250 gains for the year ended December 31, 2017 and 2016, respectively.

Series E Convertible Preferred Shares
The Company has outstanding 3.4 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2017, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4616 common shares per Series E preferred share, which is equivalent to a conversion price of $54.16 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2017 and 2016. There were non-cash distributions associated with conversion adjustments of $0.2619 and $0.2139 per Series E preferred share for the years ended December 31, 2017 and 2016, respectively. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2017 and 2016 are as follows:

	Cash Distributions per Share
	2017	2016
Taxable ordinary income	$2.1070	$1.9933
Return of capital	—	—
Long-term capital gain (1)	0.1430	0.2567
Totals	$2.2500	$2.2500

(1) Of the long-term capital gain, $0.0551 and $0.0668 were unrecaptured section 1250 gains for the years ended December 31, 2017 and 2016, respectively.

	Non-cash Distributions per Share
	2017	2016
Taxable ordinary income	$0.1428	$0.0883
Return of capital	0.1094	0.1142
Long-term capital gain (2)	0.0097	0.0114
Totals	$0.2619	$0.2139

(2) Of the long-term capital gain, $0.0037 and $0.0030 were unrecaptured section 1250 gains for the years ended December 31, 2017 and 2016, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Series F Preferred Shares
On December 21, 2017, the Company completed the redemption of all 5.0 million of its outstanding 6.625% Series F cumulative redeemable preferred shares (Series F preferred shares). The shares were redeemed at a redemption price of $25.299045 per share. The price is the sum of the $25.00 per share liquidation preference and a dividend per share of $0.299045 which equals the quarterly dividend prorated up to, but not including the redemption date for a total aggregate redemption price of approximately $126.5 million. In conjunction with the redemption, the Company recognized a charge representing the original issuance costs that were paid in 2012 and other redemption related expenses. The Series F preferred share redemption costs, which reduced net income available to common shareholders for the year ended December 31, 2017, were $4.5 million.

The Board of Trustees declared cash dividends totaling $1.54123 and $1.65625 per Series F preferred share for the years ended December 31, 2017 and 2016, respectively. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series F preferred share for the years ended December 31, 2017 and 2016 are as follows:

	Cash Distributions per Share
	2017	2016
Taxable ordinary income	$1.8310	$1.4673
Return of capital	—	—
Long-term capital gain (1)	0.1243	0.1889
Totals	$1.9553	$1.6562

(1) Of the long-term capital gain, $0.04792 and $0.04914 were unrecaptured section 1250 gains for the years ended December 31, 2017 and 2016, respectively.

Series G Preferred Shares
On November 30, 2017, the Company issued 6.0 million 5.75% Series G cumulative redeemable preferred shares (Series G preferred shares) in a registered public offering for net proceeds of approximately $144.5 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series G preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25.00 liquidation preference per share. Dividends on the Series G preferred shares are payable quarterly in arrears. The Company may not redeem the Series G preferred shares before November 30, 2022, except in limited circumstances to preserve the Company's REIT status. On or after November 30, 2022, the Company may, at its option, redeem the Series G preferred shares in whole at any time or in part from time to time by paying $25.00 per share, plus any accrued and unpaid dividends up to, but not including the date of redemption. The Series G preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series G preferred shares are not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the Series G preferred shares generally have no voting rights except under certain dividend defaults.

The Board of Trustees declared cash dividends totaling $0.183681 per Series G preferred share for the year ended December 31, 2017 that were paid on January 15, 2018.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands except per share information):

	Year Ended December 31, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$262,968
Less: preferred dividend requirements and redemption costs	(28,750)
Net income available to common shareholders	$234,218	71,191	$3.29
Diluted EPS:
Net income available to common shareholders	$234,218	71,191
Effect of dilutive securities:
Share options	—	63
Net income available to common shareholders	$234,218	71,254	$3.29

	Year Ended December 31, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$224,982
Less: preferred dividend requirements	(23,806)
Net income available to common shareholders	$201,176	63,381	$3.17
Diluted EPS:
Net income available to common shareholders	$201,176	63,381
Effect of dilutive securities:
Share options	—	93
Net income available to common shareholders	$201,176	63,474	$3.17

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

The additional 2.1 million common shares for the year ended December 31, 2017 and 2.0 million common shares for both years ended December 31, 2016 and 2015, that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect is anti-dilutive. The additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2017, 2016 and 2015. However, options to purchase 7 thousand, 72 thousand and 236 thousand shares of common shares at per share prices ranging from $61.79 to $76.63, $61.79, and $51.64 to $65.50, were outstanding at the end of 2017, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2017, there were 1,631,841 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48
Exercised	(476,400)	18.18	—	61.53	37.42
Granted	121,546	61.79	—	61.79	61.79
Forfeited	(79,055)	45.20	—	65.50	63.88
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42
Exercised	(230,319)	19.41	—	65.50	44.05
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93
Exercised	(29,253)	46.86	—	61.79	54.54
Granted	2,215	76.63	—	76.63	76.63
Forfeited/Expired	(1,342)	51.64	—	61.79	59.52
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81

The weighted average fair value of options granted was $7.91 and $16.35 during 2017 and 2015, respectively. There were no options granted during 2016. The intrinsic value of stock options exercised was $0.5 million, $5.2 million, and $7.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, the Company repurchased 22,076 shares into treasury shares in conjunction with the stock options exercised during the year ended December 31, 2017 with a total value of $1.6 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2017, 2016 and 2015 was $0.7 million, $0.9 million, and $2.5 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statement of income), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.1% and 1.9% in 2017 and 2015, respectively, dividend yield of 5.4% and 5.9% in 2017 and 2015, respectively, volatility factors in the expected market price of the Company’s common shares of 22.0% and 48.0% in 2017 and 2015, respectively, 0.74% and 0.78% expected forfeiture rates for 2017 and 2015, and an expected life of approximately six years for 2017 and 2015. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2017, stock-option expense to be recognized in future periods was as follows (in thousands):

Amount
Year:
2018	$291
2019	4
2020	4
Total	$299

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The following table summarizes outstanding options at December 31, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.4
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.0
40.00 - 49.99	86,041	4.1
50.00 - 59.99	75,939	5.8
60.00 - 69.99	80,886	7.1
70.00 - 76.63	2,215	9.1
	257,606	5.5	$51.81	$3,541
The following table summarizes exercisable options at December 31, 2017:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.4
20.00 - 29.99	—	—
30.00 - 39.99	1,428	2.0
40.00 - 49.99	86,041	4.1
50.00 - 59.99	51,276	5.7
60.00 - 61.79	38,225	7.1
70.00 - 76.63	—	—
	188,067	5.0	$49.28	$3,044

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2016	534,317	$59.22
Granted	296,914	76.49
Vested	(209,767)	57.47
Forfeited	(1,342)	66.88
Outstanding at December 31, 2017	620,122	$68.07	0.96
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $15.1 million, $9.2 million, and $17.1 million (including $6.7 million related to the vesting of shares for the Company's former Chief Executive Officer) for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, unamortized share-based compensation expense related to nonvested shares was $21.2 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2018	$10,391
2019	7,337
2020	3,445
Total	$21,173

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2016	15,805	$70.93
Granted	19,030	70.91
Vested	(15,805)	70.93
Outstanding at December 31, 2017	19,030	$70.91	0.33
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2017, unamortized share-based compensation expense related to restricted share units was $450 thousand which will be recognized in 2018.

15. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 32 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2017 are as follows (in thousands):

Amount
Year:
2018	$474,608
2019	459,318
2020	446,051
2021	437,723
2022	422,306
Thereafter	3,656,516
Total (1)	$5,896,522

(1) Future minimum rentals excludes rental revenue from properties leased to CLA. Certain subsidiaries of CLA that are the Company's tenants have filed Chapter 11 petitions in bankruptcy seeking protections of the Bankruptcy Code. Due to the uncertain outcome of these petitions, the rental revenue related to these properties have been excluded from the table above.
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $1.0 million, $681 thousand and $556 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2017 are as follows (in thousands):

Amount
Year:
2018	$856
2019	856
2020	856
2021	884
2022	967
Thereafter	3,625
Total	$8,044

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

16. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2017:
Total revenue	$129,112	$147,782	$151,397	$147,700
Net income attributable to EPR Properties	53,916	80,535	62,954	65,563
Net income available to common shareholders of EPR Properties	47,964	74,583	57,003	54,668
Basic net income per common share	0.75	1.02	0.77	0.74
Diluted net income per common share	0.75	1.02	0.77	0.74

	March 31	June 30	September 30	December 31
2016:
Total revenue	$118,768	$118,033	$125,610	$130,831
Net income attributable to EPR Properties	54,180	55,135	57,526	58,141
Net income available to common shareholders of EPR Properties	48,228	49,183	51,575	52,190
Basic net income per common share	0.77	0.77	0.81	0.82
Diluted net income per common share	0.77	0.77	0.81	0.82

17. Discontinued Operations

Included in discontinued operations for the year ended December 31, 2015 were certain post-closing items related to the Toronto Dundas Square property. There were no discontinued operations for the years ended December 31, 2017 and 2016.

The operating results relating to discontinued operations are as follows (in thousands):

Year ended December 31,
2015
Tenant reimbursements	$68
Other income	172
Total revenue	240
Property operating expense	12
Income before income taxes	228
Income tax expense	29
Net income	$199

18. Other Commitments and Contingencies

As of December 31, 2017, the Company had an aggregate of approximately $168.7 million of commitments to fund development projects including 23 entertainment development projects for which it has commitments to fund approximately $61.5 million, seven education development projects for which it has commitments to fund approximately $41.5 million, and four recreation development projects for which it has commitments to fund approximately $65.7 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of December 31, 2017, the Company had a commitment to fund approximately $155.0 million over the next three years, of which $40.0 million has been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of this project's common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs during the year ended December 31, 2016 and an additional $23.9 million during the year ended December 31, 2017. The Company expects to receive an additional $21.0 million of reimbursements over the balance of the construction period. As future costs are incurred, they will be classified in accounts receivable until reimbursement is received. Construction of infrastructure improvements is expected to be completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2017, the Company had six mortgage notes receivable with commitments totaling approximately $22.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company guarantees the payment of certain economic development revenue bonds that are related to two theatres in Louisiana. During the year ended December 31, 2017, these bonds were re-issued and the maturity date of these bonds was extended to December 22, 2047. At December 31, 2017, the Company's guarantees of the payment of these bonds totaled $24.7 million. The Company earns a fee at an annual rate of 4.00% over the 30 year terms of the related bonds. The Company has recorded $13.4 million as a deferred asset included in other assets and $13.4 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2017 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2017, the Company had six surety bonds outstanding totaling $22.8 million.

Resort Project in Sullivan County, New York
Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Resorts World Catskills resort property (the Cappelli Group), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and the Company's relationship with the Empire Resorts, Inc. and certain of its subsidiaries. This litigation involves three separate cases filed in state and federal court. Two of the cases, a state and the federal case, are closed and resulted in no liability by the Company.

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million,based on allegations that the Company had breached an agreement (the Casino Development Agreement), dated June 18, 2010. The Company moved to dismiss the complaint in the Westchester Action based on a decision issued by the Sullivan County Supreme Court (one of the two closed cases discussed above) on June 30, 2014, as affirmed by the Appellate Division, Third Department (the Sullivan Action). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan Action. On February 18, 2016, the Cappelli Group filed an amended complaint asserting a single cause of action for breach of the covenant of good faith and fair dealing based upon allegations the Company had interfered with plaintiffs’ ability to obtain financing which complied with the Casino Development Agreement. On March 23, 2016, the Company filed a motion to dismiss the Cappelli Group’s revised

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

amended complaint. On January 5, 2017, the Westchester County Supreme Court denied the Company’s second motion to dismiss. Discovery is ongoing.

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

Early Childhood Education Tenant
During 2017, Children’s Learning Adventure USA, LLC (CLA Parent) and its subsidiaries (CLA) stopped making rent payments. As a result, the Company sent CLA notices of lease termination on October 12, 2017 for the following CLA properties: (i) Broomfield, Colorado, (ii) Ashburn, Virginia, (iii) West Chester, Ohio, (iv) Chanhassen, Minnesota, (v) Ellisville, Missouri, (vi) Farm Road-Las Vegas, Nevada, (vii) Fishers, Indiana, (viii) Tredyffrin, Pennsylvania, and (ix) Westerville, Ohio.

On December 18, 2017, ten subsidiaries of CLA Parent filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW). The debtors in those cases include CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC (collectively, the CLA Debtors). CLA Parent has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's tenants to 24 out of our 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania.

CLA continues to negotiate a restructuring with third parties. The Company will continue to consider whether all or a portion of the Company's properties should be leased to other operators based on results of the restructuring process. Absent an acceptable restructuring, the Company's intention is to vigorously pursue the process of regaining possession of the properties with the goal of securing leases with one or more new tenants. On January 8, 2018, the Company filed with the Court motions seeking rent for the post-petition period beginning on December 18, 2017. The hearing for these motions has been scheduled for March 14, 2018. On January 8, 2018, the Company also filed with the Court motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. There can be no assurance as to the outcome or timing of such proceedings.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

19. Segment Information

The Company groups its investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of December 31, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,380,129	$1,429,992	$2,102,041	$199,052	$80,279	$6,191,493

	As of December 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,168,669	$1,308,288	$1,120,498	$202,394	$65,173	$4,865,022

Operating Data:
	For the Year Ended December 31, 2017
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$267,729	$78,994	$112,763	$9,162	$—	$468,648
Tenant reimbursements	15,518	37	—	—	—	15,555
Other income	614	1	—	—	2,480	3,095
Mortgage and other financing income	4,407	35,546	48,740	—	—	88,693
Total revenue	288,268	114,578	161,503	9,162	2,480	575,991

Property operating expense	23,175	6,314	117	1,407	640	31,653
Other expense	—	—	—	—	242	242
Total investment expenses	23,175	6,314	117	1,407	882	31,895
Net operating income - before unallocated items	265,093	108,264	161,386	7,755	1,598	544,096

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(43,383)
Costs associated with loan refinancing or payoff						(1,549)
Gain on early extinguishment of debt						977
Interest expense, net						(133,124)
Transaction costs						(523)
Impairment charges						(10,195)
Depreciation and amortization						(132,946)
Equity in income from joint ventures						72
Gain on sale of real estate						41,942
Income tax expense						(2,399)
Net income attributable to EPR Properties						262,968
Preferred dividend requirements						(24,293)
Preferred share redemption costs						(4,457)
Net income available to common shareholders of EPR Properties						$234,218

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	For the Year Ended December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$238,896	$51,439	$40,551	$—	$—	$330,886
Tenant reimbursements	16,343	—	—	(23)	—	16,320
Other income	512	—	—	119	2,998	3,629
Mortgage and other financing income	7,127	30,622	32,080	353	—	70,182
Total revenue	262,878	82,061	72,631	449	2,998	421,017

Property operating expense	23,120	—	—	313	—	23,433
Other expense		—	—	648	—	648
Total investment expenses	23,120	—	—	961	—	24,081
Net operating income - before unallocated items	239,758	82,061	72,631	(512)	2,998	396,936

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(31,021)
Retirement severance expense						(18,578)
Costs associated with loan refinancing or payoff						(270)
Interest expense, net						(79,915)
Transaction costs						(7,518)
Depreciation and amortization						(89,617)
Equity in income from joint ventures						969
Gain on sale of real estate						23,829
Income tax expense						(482)
Discontinued operations:
Income from discontinued operations						199
Net income attributable to EPR Properties						194,532
Preferred dividend requirements						(23,806)
Net income available to common shareholders of EPR Properties						$170,726

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2017

Description	Balance at December 31, 2016	Additions During 2017	Deductions During 2017	Balance at December 31, 2017
Reserve for Doubtful Accounts	$871,000	$7,256,000	$(642,000)	$7,485,000
Allowance for Loan Losses	—	—	—	—
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2015

Description	Balance at December 31, 2014	Additions During 2015	Deductions During 2015	Balance at December 31, 2015
Reserve for Doubtful Accounts	$1,554,000	$1,829,000	$(173,000)	$3,210,000
Allowance for Loan Losses	3,777,000	—	(3,777,000)	—
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Megaplex Theatres
Omaha, NE	—	5,215	16,700	59	5,215	16,759	21,974	(8,379)	11/97	40 years
Sugar Land, TX	—	—	19,100	67	—	19,167	19,167	(9,584)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(7,669)	11/97	40 years
Columbus, OH	—	—	12,685	—	—	12,685	12,685	(6,184)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(7,814)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(9,539)	11/97	40 years
Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(9,768)	11/97	40 years
Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(6,877)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(6,386)	11/97	40 years
Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(10,741)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(14,098)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(10,703)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(12,403)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	3,845	6,771	13,744	20,515	(7,480)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(3,091)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(10,129)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(6,650)	12/98	40 years
Boise, ID	—	—	16,003	—	—	16,003	16,003	(7,601)	12/98	40 years
Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(8,968)	06/99	18 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(5,421)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(6,924)	06/99	40 years
Metairie, LA	—	—	11,740	—	—	11,740	11,740	(4,647)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(5,866)	03/02	40 years
Hammond, LA	—	2,404	6,780	(565)	1,839	6,780	8,619	(2,684)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(2,684)	03/02	40 years
Harvey, LA	—	4,378	12,330	(112)	4,266	12,330	16,596	(4,881)	03/02	40 years
Greenville, SC	—	1,660	7,570	206	1,660	7,776	9,436	(2,996)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(9,971)	06/02	40 years
Olathe, KS	—	4,000	15,935	3,525	4,000	19,460	23,460	(7,275)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(6,754)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(8,401)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(3,013)	12/02	40 years
Macon, GA	—	1,982	5,056	—	1,982	5,056	7,038	(1,864)	03/03	40 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(1,380)	06/03	40 years
Columbia, SC	—	1,000	10,534	(2,447)	1,000	8,087	9,087	(2,916)	11/03	40 years
Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(5,586)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	—	4,869	18,143	23,012	(6,236)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(5,842)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(3,749)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(3,477)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(4,180)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(2,974)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(3,376)	12/04	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(2,312)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(3,679)	03/05	40 years
Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(2,571)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(1,517)	06/05	40 years
Hattiesurg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(3,104)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,151)	12/05	40 years
Auburn, CA	—	2,178	6,185	—	2,178	6,185	8,363	(1,868)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(4,167)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(1,236)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(3,585)	03/06	40 years
Garland, TX	11,684	8,028	14,825	—	8,028	14,825	22,853	(4,355)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(2,012)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(4,105)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(4,194)	08/06	40 years
Kalamazoo, MI	—	5,125	12,216	5,950	5,125	18,166	23,291	(8,073)	11/06	17 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(4,152)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(3,162)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(2,952)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(1,892)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(3,391)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(2,426)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(48)	12/09	40 years
Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(2,295)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(354)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(1,220)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(2,364)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(345)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(943)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(778)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,263)	12/09	40 years
Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(662)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(1,923)	12/09	40 years
Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(1,313)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(1,326)	12/09	40 years
West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(751)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(391)	12/09	40 years
Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(2,003)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(369)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(622)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(1,090)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(763)	06/10	40 years
Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(844)	06/10	40 years
Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(968)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(2,205)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	2,056	4,356	13,589	17,945	(2,173)	06/10	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(1,826)	06/10	40 years
El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(2,476)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(2,137)	06/10	40 years
Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(1,283)	12/10	40 years
Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(1,983)	03/11	40 years
Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(654)	03/11	40 years
Merrimack, NH	—	3,160	5,642	—	3,160	5,642	8,802	(964)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(1,216)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(668)	04/11	40 years
Dallas, TX	—	—	12,146	750	—	12,896	12,896	(1,669)	03/12	40 years
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(1,402)	06/12	40 years
Southern Pines, NC	—	1,709	4,747	12	1,709	4,759	6,468	(653)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(704)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(970)	09/12	40 years
Gainesville, VA	—	—	10,846	—	—	10,846	10,846	(1,107)	02/13	40 years
Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	(1,352)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(173)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(1,007)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,769	1,700	27,252	28,952	(3,516)	10/13	40 years
Warrenville, IL	—	14,000	17,318	—	14,000	17,318	31,318	(2,909)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(646)	08/13	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(783)	11/12	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(168)	04/14	40 years
Seymour, IN	—	1,028	2,291	—	1,028	2,291	3,319	(226)	04/14	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(1,143)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(998)	04/14	40 years
New Albany, IN	—	2,461	14,807	—	2,461	14,807	17,268	(1,416)	04/14	40 years
Clarksville, TN	—	3,764	16,769	—	3,764	16,769	20,533	(1,609)	04/14	40 years
Williamsport, PA	—	2,243	6,684	—	2,243	6,684	8,927	(674)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(747)	04/14	40 years
Moline, IL	—	1,963	10,183	—	1,963	10,183	12,146	(986)	04/14	40 years
O'Fallon, MO	—	1,046	7,342	—	1,046	7,342	8,388	(707)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(1,625)	04/14	40 years
Sterling Heights, MI	—	10,849	—	80	10,919	10	10,929	(1)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(459)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(491)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(2,269)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,224	—	9,317	9,317	(295)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(1,393)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(394)	12/15	40 years
Corpus, Christi, TX	—	1,286	8,252	—	1,286	8,252	9,538	(189)	12/15	40 years
Delmont, PA	—	673	621	—	673	621	1,294	(44)	06/16	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(330)	06/16	25 years
Franklin, TN	—	10,158	17,549	9,018	10,158	26,567	36,725	(1,208)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(1,062)	06/16	25 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
El Paso, TX	—	2,957	10,961	—	2,957	10,961	13,918	(721)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(1,088)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	—	2,784	8,034	10,818	(379)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	—	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(537)	11/16	30 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(273)	05/17	27 years
Wichita, KS	—	267	7,535	—	267	7,535	7,802	(191)	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(590)	05/17	23 years
Richmond, TX	—	7,251	36,534	—	7,251	36,534	43,785	(340)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(245)	08/17	40 years
Cleveland, OH	—	2,671	17,526	—	2,671	17,526	20,197	(320)	08/17	25 years

ERC's/Retail
Dallas, TX	—	3,060	15,281	18,862	3,060	34,143	37,203	(15,646)	11/97	40 years
Westminster, CO	—	6,205	12,600	11,447	6,205	24,047	30,252	(17,630)	12/01	40 years
Westminster, CO	—	5,850	17,314	—	5,850	17,314	23,164	(6,962)	06/99	40 years
Houston, TX	—	3,653	1,365	(1,531)	3,408	79	3,487	(8)	05/00	40 years
Southfield, MI	—	8,000	20,518	6,298	8,000	26,816	34,816	(26,321)	05/03	15 years
New Rochelle, NY	—	6,100	97,696	9,423	6,100	107,119	113,219	(38,426)	10/03	40 years
Kanata, ON	—	10,044	36,630	29,324	10,044	65,954	75,998	(21,678)	03/04	40 years
Mississagua, ON	—	9,221	17,593	21,635	12,125	36,324	48,449	(9,969)	03/04	40 years
Oakville, ON	—	10,044	23,646	5,109	10,044	28,755	38,799	(10,854)	03/04	40 years
Whitby, ON	—	10,202	21,960	24,126	13,105	43,183	56,288	(14,386)	03/04	40 years
Warrenville, IL	—	3,919	900	(339)	1,983	2,497	4,480	(816)	07/04	25 years
Burbank, CA	—	16,584	35,016	8,167	16,584	43,183	59,767	(12,815)	03/05	40 years
Cleveland, OH	—	2,389	3,546	—	2,389	3,546	5,935	(78)	08/17	25 years

Other Entertainment
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(1,153)	07/11	40 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(1,082)	03/12	40 years
Jacksonville, FL	—	4,510	5,061	4,670	4,510	9,731	14,241	(1,714)	02/12	30 years
Indianapolis, IN	—	4,298	6,320	5,454	4,377	11,695	16,072	(1,349)	02/12	40 years
Warrenville, IL	—	—	6,469	2,216	—	8,685	8,685	(1,086)	10/13	40 years
Schaumburg, IL	—	598	5,372	—	598	5,372	5,970	(358)	04/15	30 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(881)	02/16	35 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(101)	05/16	40 years
Stapleton, CO	—	1,062	6,329	—	1,062	6,329	7,391	(16)	05/16	40 years
Dallas, TX	—	3,318	7,835	—	3,318	7,835	11,153	(43)	12/16	40 years

Public Charter Schools
Columbus, OH	—	700	3,790	—	700	3,790	4,490	(60)	09/07	40 years
Groveport, OH	—	600	12,250	—	600	12,250	12,850	(194)	10/07	40 years
Cleveland, OH	—	640	5,613	—	640	5,613	6,253	(468)	10/04	30 years
Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634	(926)	03/11	40 years
Goodyear, AZ	—	766	6,517	—	766	6,517	7,283	(1,161)	04/11	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200	(1,443)	11/11	40 years
Buckeye, AZ	—	914	9,715	14,461	914	24,176	25,090	(2,541)	04/12	40 years
Tarboro, NC	—	350	12,560	3,037	350	15,597	15,947	(2,020)	07/12	40 years
Chester Upland, PA	—	518	5,900	—	518	5,900	6,418	(830)	03/13	30 years
Hollywood, SC	—	806	5,776	1,805	806	7,581	8,387	(823)	03/13	40 years
Camden, NJ	—	548	10,569	7,271	548	17,840	18,388	(2,440)	04/13	30 years
Queen Creek, AZ	—	2,612	—	(1,845)	767	—	767	—	04/13	n/a
Chicago, IL	—	509	5,895	4,619	509	10,514	11,023	(947)	05/13	40 years
Gilbert, AZ	—	1,336	6,593	—	1,336	6,593	7,929	(701)	05/13	40 years
Vista, CA	—	1,283	3,354	6,056	1,283	9,410	10,693	(686)	05/13	40 years
Columbus, OH	—	600	5,720	—	600	5,720	6,320	(91)	05/13	40 years
Dayton, OH	—	599	5,068	—	599	5,068	5,667	(80)	05/13	40 years
Chandler, AZ	—	1,039	9,590	—	1,039	9,590	10,629	(1,305)	07/13	40 years
Salt Lake City, UT	—	8,173	10,982	1,928	8,173	12,910	21,083	(1,100)	07/13	40 years
Palm Beach, FL	—	3,323	15,824	(81)	3,323	15,743	19,066	(1,586)	10/13	30 years
Columbus, OH	—	840	5,640	—	840	5,640	6,480	(90)	11/13	40 years
Lancaster, CA	—	2,109	6,032	166	2,109	6,198	8,307	(640)	12/13	30 years
Kernersville, NC	—	1,362	8,182	(244)	1,362	7,938	9,300	(918)	12/13	40 years
Fort Collins, CO	—	618	5,031	5,134	618	10,165	10,783	(953)	02/14	40 years
Wilson, NC	—	424	5,342	4,553	449	9,870	10,319	(647)	03/14	30 years
Baker, LA	—	190	6,563	203	190	6,766	6,956	(520)	04/14	40 years
Charlotte, NC	—	1,559	1,477	9,189	1,559	10,666	12,225	(778)	05/14	30 years
Chicago, IL	—	1,544	6,074	4,239	1,544	10,313	11,857	(756)	05/14	40 years
Chandler, AZ	—	1,530	6,877	144	1,530	7,021	8,551	(436)	08/14	40 years
Port Royal, SC	—	387	4,383	1,259	387	5,642	6,029	(320)	09/14	40 years
Macon, GA	—	401	7,883	—	401	7,883	8,284	(1,168)	02/15	15 years
Memphis, TN	—	1,535	4,089	2,646	1,535	6,735	8,270	(503)	02/15	30 years
Parker, CO	—	2,190	6,815	111	2,190	6,926	9,116	(621)	01/15	40 years
Rock Hill, SC	—	2,046	8,024	(27)	2,046	7,997	10,043	(471)	04/15	30 years
Palm Bay, FL	—	782	6,212	2,049	782	8,261	9,043	(596)	03/15	40 years
East Point, GA	—	553	5,938	—	553	5,938	6,491	(343)	05/15	30 years
Trenton, NJ	—	1,351	15,327	—	1,351	15,327	16,678	(414)	08/15	40 years
Memphis, TN	—	910	7,927	(41)	910	7,886	8,796	(246)	09/15	40 years
Macon, GA	—	351	7,460	—	351	7,460	7,811	(470)	11/15	30 years
Galloway, NJ	—	575	3,692	(816)	575	2,876	3,451	(146)	12/15	30 years
Bronx, NY	—	1,232	8,472	—	1,232	8,472	9,704	(300)	01/16	40 years
Parker, CO	—	1,248	12,892	356	1,248	13,248	14,496	(439)	04/16	40 years
Holland, OH	—	549	4,642	25	549	4,667	5,216	(156)	04/16	40 years
Holly Springs, NC	—	1,703	10,240	—	1,703	10,240	11,943	(114)	03/17	30 years
Chicoppe, MA	—	1,489	6,382	—	1,489	6,382	7,871	(124)	05/17	30 years
Walnut Creek, CA	—	4,917	6,418	—	4,917	6,418	11,335	(132)	07/17	30 years

Early Childhood Education
Lake Pleasant, AZ	—	986	3,524	—	986	3,524	4,510	(577)	03/13	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Goodyear, AZ	—	1,308	7,275	11	1,308	7,286	8,594	(1,046)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	385	1,149	10,224	11,373	(1,196)	08/13	40 years
Coppell, TX	—	1,547	10,168	(99)	1,547	10,069	11,616	(1,069)	09/13	30 years
Las Vegas, NV	—	944	9,191	—	944	9,191	10,135	(1,281)	09/13	30 years
Las Vegas, NV	—	985	6,721	145	985	6,866	7,851	(925)	09/13	30 years
Mesa, AZ	—	762	6,987	—	762	6,987	7,749	(1,194)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	—	1,295	9,192	10,487	(1,081)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	(430)	1,278	10,312	11,590	(970)	07/14	30 years
Thornton, CO	—	1,384	10,542	—	1,384	10,542	11,926	(778)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(171)	07/14	30 years
Centennial, CO	—	1,249	10,771	467	1,249	11,238	12,487	(998)	08/14	30 years
McKinney, TX	—	1,812	12,419	908	1,812	13,327	15,139	(1,197)	11/14	30 years
Parker, CO	—	279	1,017	—	279	1,017	1,296	(121)	01/15	30 years
Lakewood, CO	—	291	823	40	291	863	1,154	(90)	01/15	30 years
Castle Rock, CO	—	250	1,646	—	250	1,646	1,896	(172)	01/15	30 years
Emeryville, CA	—	1,814	5,780	—	1,814	5,780	7,594	(353)	03/15	30 years
Lafayette, CO	—	293	663	47	293	710	1,003	(87)	04/15	30 years
Ashburn, VA	—	2,289	14,748	—	2,289	14,748	17,037	(606)	06/15	30 years
West Chester, OH	—	1,807	12,913	—	1,807	12,913	14,720	(408)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(412)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	434	2,603	16,047	18,650	(490)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	63	3,743	14,990	18,733	(994)	08/15	30 years
Carmel, IN	—	1,567	12,854	199	1,567	13,053	14,620	(613)	09/15	30 years
Atlanta, GA	—	956	1,850	—	956	1,850	2,806	(139)	10/15	30 years
Atlanta, GA	—	1,262	2,038	—	1,262	2,038	3,300	(153)	10/15	30 years
Fishers, IN	—	1,226	13,144	—	1,226	13,144	14,370	(127)	12/15	30 years
Westerville, OH	—	2,988	14,339	—	2,988	14,339	17,327	(258)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	—	1,476	14,422	15,898	(395)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(72)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(47)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(53)	11/16	30 years
Edina, MN	—	1,235	5,493	—	1,235	5,493	6,728	(35)	11/16	30 years
Eagan, MN	—	783	4,833	—	783	4,833	5,616	(86)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(74)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(136)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(28)	01/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(52)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(52)	02/17	30 years
Minnetonka, MN	—	911	4,833	336	911	5,169	6,080	(40)	03/17	30 years
Wallingford, CT	—	637	1,008	—	637	1,008	1,645	(25)	03/17	30 years
Crowley, TX	—	1,150	2,862	—	1,150	2,862	4,012	(58)	05/17	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Fort Worth, TX	—	1,927	2,077	—	1,927	2,077	4,004	(44)	05/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(57)	06/17	30 years

Private Schools
San Jose, CA	—	9,966	25,535	2,813	9,966	28,348	38,314	(2,776)	12/13	40 years
Brooklyn, NY	—	—	46,440	3,318	—	49,758	49,758	(3,677)	12/13	40 years
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(2,924)	02/14	40 years
McLean, VA	—	12,792	43,472	3,170	12,792	46,642	59,434	(1,535)	06/15	40 years
Mission Viejo, CA	—	1,378	3,687	—	1,378	3,687	5,065	(164)	09/16	30 years

Ski Properties
Bellfontaine, OH	—	5,108	5,994	8,441	5,251	14,292	19,543	(3,456)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(11,781)	09/13	40 years
McHenry, MD	—	8,394	15,910	3,207	9,708	17,803	27,511	(5,607)	12/12	40 years
Wintergreen, VA	—	5,739	16,126	635	5,739	16,761	22,500	(2,703)	02/15	40 years
Northstar, CA	—	48,178	88,532	—	48,178	88,532	136,710	(4,768)	04/17	40 years
Northstar, CA	—	7,827	18,112	—	7,827	18,112	25,939	(388)	04/17	40 years

Waterparks
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(7,310)	05/15	40 years
Powells Point, NC	—	5,284	39,516	81	5,284	39,597	44,881	(527)	10/16	40 years
Corfu, NY	—	5,112	43,637	—	5,112	43,637	48,749	(1,545)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(546)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(153)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(925)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(580)	04/17	30 years
Palm Springs, CA	—	4,109	—	—	4,109	—	4,109	—	04/17	n/a
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(1,000)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(786)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(302)	04/17	30 years
Federal Way, WA	—	—	13,949	(63)	—	13,886	13,886	(463)	04/17	30 years
Colony, TX	—	—	7,617	(567)	—	7,050	7,050	(229)	04/17	30 years
Garland, TX	—	—	5,601	389	—	5,990	5,990	(194)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(1,028)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(498)	04/17	30 years

Golf Entertainment Complexes
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(1,343)	12/12	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(2,164)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(2,178)	02/12	30 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(1,675)	09/12	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2017
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(1,454)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(1,482)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(1,331)	07/13	40 years
San Antonio, TX	—	—	15,976	—	—	15,976	15,976	(1,132)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(1,254)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(1,190)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(1,075)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(1,132)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(1,045)	06/14	40 years
Ashburn VA	—	—	16,873	—	—	16,873	16,873	(984)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(1,144)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(1,011)	09/14	40 years
Webster, TX	—	5,631	17,732	1,220	5,631	18,952	24,583	(1,005)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	296	6,948	19,011	25,959	(947)	12/14	40 years
Edison, NJ	—	—	22,792	1,422	—	24,214	24,214	(600)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(629)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(712)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(799)	11/15	40 years
Orlando, FL	—	8,586	22,493	—	8,586	22,493	31,079	(141)	01/16	40 years
Charlotte, NC	—	4,676	21,422	—	4,676	21,422	26,098	(312)	04/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(292)	08/16	40 years
Nashville, TN	—	—	26,685	—	—	26,685	26,685	(222)	12/16	40 years
Huntsville, AL	—	53	17,595	—	53	17,595	17,648	(84)	08/17	40 years

Other Recreation
Denver, CO	—	753	6,218	—	753	6,218	6,971	(190)	02/17	30 years
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(422)	03/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(177)	03/17	30 years
Tampa, FL	—	—	8,665	—	—	8,665	8,665	(96)	08/17	30 years
Rosville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(59)	09/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(59)	10/17	30 years

Other
Kiamesha Lake, NY	—	155,658	—	1,075	156,733	—	156,733	—	07/10	n/a

Property under development	—	257,629	—	—	257,629	—	257,629	—	n/a	n/a
Land held for development	—	33,692	—	—	33,692	—	33,692	—	n/a	n/a
Senior unsecured notes payable and term loan	3,025,000	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(32,852)	—	—	—	—	—	—	—
Total	$3,028,827	$1,399,877	$3,815,207	$421,802	$1,400,126	$4,236,760	$5,636,886	$(741,334)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2017

Real Estate:
Reconciliation:
Balance at beginning of the year	$4,550,937
Acquisition and development of rental properties during the year	1,257,263
Disposition of rental properties during the year	(171,314)
Balance at close of year	$5,636,886
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$635,535
Depreciation during the year	132,578
Disposition of rental properties during the year	(26,779)
Balance at close of year	$741,334
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
Except for the enhancements to the Company's internal control over financial reporting in relation to our upcoming adoption of the new revenue recognition standard discussed below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

During 2017, we made enhancements to the Company’s internal control over financial reporting in relation to our upcoming adoption of the new revenue recognition standard effective in the first quarter of 2018. We implemented or modified internal controls to address the monitoring of the adoption process, the evaluation analysis used in determining in-scope transactions and related disclosures required for the new standard.

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2018 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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
PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: See Part II, Item 8 hereof
Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation

(3)	Exhibits

The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

2.1
Purchase and Sale Agreement, dated November 2, 2016, by and among the Company, CNL Lifestyle Properties, Inc., CLP Partners LP, Ski Resort Holdings LLC and the other Sellers named therein, which is attached as Exhibit 2.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 3, 2016, is hereby incorporated by reference as Exhibit 2.1

3.1
Composite of Amended and Restated Declaration of Trust of the Company, as amended (inclusive of all amendments through May 12, 2016), which is attached as Exhibit 3.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed on August 4, 2016, is hereby incorporated by reference as Exhibit 3.1

3.2
Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3
Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4
Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5
Amended and Restated Bylaws of the Company (inclusive of all amendments through March 20, 2017), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 21, 2017, is hereby incorporated by reference as Exhibit 3.5

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3
Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4
Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5
Indenture, dated June 30, 2010, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 5.750% Senior Notes due 2022 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.5

4.6
Indenture, dated June 18, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as trustee (including the form of 5.250% Senior Notes due 2023 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.6

4.7
Indenture, dated March 16, 2015, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2025 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.7

4.8
Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.8

4.9
Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.9

4.10
Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.10

4.11
First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11

10.1
Second Amended, Restated and Consolidated Credit Agreement, dated September 27, 2017, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated by reference as Exhibit 10.1

10.2*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*
EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.9

10.10*
Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*
Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*
Employment Agreement, dated May 13, 2015, by and between the Company and Gregory K. Silvers, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.14

10.15*
Employment Agreement, dated May 13, 2015, by and between the Company and Mark A. Peterson, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.15

10.16*
Employment Agreement, dated May 13, 2015, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.16

10.17*
Employment Agreement, dated May 13, 2015, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.17

10.19*
Employment Agreement, dated May 13, 2015, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.19

10.20
Joint Buyers Agreement, dated November 2, 2016, by and between the Company and Ski Resort Holdings LLC, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 3, 2016, is hereby incorporated by reference as Exhibit 10.20

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

EPR Properties

Dated:	February 28, 2018	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 28, 2018
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 28, 2018
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 28, 2018
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 28, 2018
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 28, 2018
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 28, 2018
Barrett Brady, Trustee

/s/ Peter C. Brown	February 28, 2018
Peter C. Brown, Trustee

/s/ Jack A. Newman, Jr.	February 28, 2018
Jack A. Newman, Jr., Trustee

/s/ Robin P. Sterneck	February 28, 2018
Robin P. Sterneck, Trustee