Form 10-Q
period 2018-03-31
EPR PROPERTIES
filed 2018-05-09
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 7, 2018, there were 74,320,559 common shares outstanding.

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

•
Risks associated with the recent criminal indictments against one of our waterpark mortgagors and certain related parties, which may negatively impact the likelihood of repayment of the related mortgage loans secured by the waterpark and other collateral;

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

i

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 1, 2018, as supplemented by Part II, Item 1A- "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $776,404 and $741,334 at March 31, 2018 and December 31, 2017, respectively	$4,815,137	$4,604,231
Land held for development	33,693	33,692
Property under development	249,931	257,629
Mortgage notes and related accrued interest receivable	819,837	970,749
Investment in direct financing leases, net	58,101	57,903
Investment in joint ventures	5,538	5,602
Cash and cash equivalents	24,514	41,917
Restricted cash	15,640	17,069
Accounts receivable, net	88,750	93,693
Other assets	127,725	109,008
Total assets	$6,238,866	$6,191,493
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$117,583	$136,929
Common dividends payable	26,755	25,203
Preferred dividends payable	6,036	4,982
Unearned rents and interest	81,461	68,227
Debt	3,131,437	3,028,827
Total liabilities	3,363,272	3,264,168
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 77,161,235 and 76,858,632 shares issued at March 31, 2018 and December 31, 2017, respectively	772	769
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at March 31, 2018 and December 31, 2017; liquidation preference of $134,976,250	54	54
3,447,381 and 3,449,115 Series E convertible shares issued at March 31, 2018 and December 31, 2017, respectively; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at March 31, 2018 and December 31, 2017; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,487,130	3,478,986
Treasury shares at cost: 2,842,294 and 2,733,552 common shares at March 31, 2018 and December 31, 2017, respectively	(128,707)	(121,591)
Accumulated other comprehensive income	16,481	12,483
Distributions in excess of net income	(500,230)	(443,470)
Total equity	$2,875,594	$2,927,325
Total liabilities and equity	$6,238,866	$6,191,493
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2018	2017
Rental revenue	$128,933	$107,037
Tenant reimbursements	3,991	3,749
Other income	630	692
Mortgage and other financing income	21,414	17,634
Total revenue	154,968	129,112
Property operating expense	7,564	6,350
General and administrative expense	12,324	11,057
Costs associated with loan refinancing or payoff	31,943	5
Interest expense, net	34,337	30,692
Transaction costs	609	57
Depreciation and amortization	37,684	28,077
Income before equity in income from joint ventures and other items	30,507	52,874
Equity in income (loss) from joint ventures	51	(8)
Gain on sale of real estate	—	2,004
Income before income taxes	30,558	54,870
Income tax expense	(1,020)	(954)
Net income	29,538	53,916
Preferred dividend requirements	(6,036)	(5,952)
Net income available to common shareholders of EPR Properties	$23,502	$47,964
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$0.32	$0.75
Diluted earnings per share data:
Net income available to common shareholders	$0.32	$0.75
Shares used for computation (in thousands):
Basic	74,146	64,033
Diluted	74,180	64,102
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$29,538	$53,916
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,400)	1,674
Change in net unrealized gain (loss) on derivatives	9,398	(802)
Comprehensive income	$33,536	$54,788
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2018 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Issuance of nonvested shares, net	295,202	3	—	—	3,971	—	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,116)	—	—	(7,116)
Amortization of nonvested shares and restricted share units	—	—	—	—	3,718	—	—	—	3,718
Share option expense	—	—	—	—	73	—	—	—	73
Foreign currency translation adjustment	—	—	—	—	—	—	(5,400)	—	(5,400)
Change in unrealized gain on derivatives	—	—	—	—	—	—	9,398	—	9,398
Net income	—	—	—	—	—	—	—	29,538	29,538
Issuances of common shares	6,601	—	—	—	382	—	—	—	382
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(86,298)	(86,298)
Balance at March 31, 2018	77,161,235	$772	14,846,431	$148	$3,487,130	$(128,707)	$16,481	$(500,230)	$2,875,594

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$29,538	$53,916
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(2,004)
Deferred income tax expense	428	634
Costs associated with loan refinancing or payoff	31,943	5
Equity in (income) loss from joint ventures	(51)	8
Distributions from joint ventures	116	442
Depreciation and amortization	37,684	28,077
Amortization of deferred financing costs	1,398	1,456
Amortization of above/below market leases and tenant allowances, net	(417)	45
Share-based compensation expense to management and Trustees	3,791	3,458
Decrease in mortgage notes accrued interest receivable	845	1,098
Decrease in accounts receivable, net	3,597	2,720
Increase in direct financing leases receivable	(198)	(397)
Increase in other assets	(3,826)	(3,147)
Decrease in accounts payable and accrued liabilities	(9,118)	(7,311)
Increase in unearned rents and interest	13,234	14,550
Net cash provided by operating activities	108,964	93,550
Investing activities:
Acquisition of and investments in rental properties and other assets	(38,869)	(60,764)
Proceeds from sale of real estate	—	18,105
Investment in mortgage notes receivable	(16,223)	(67,057)
Proceeds from mortgage notes receivable paydowns	11,555	8,140
Investment in promissory notes receivable	(7,677)	(554)
Proceeds from promissory note receivable paydown	—	1,599
Additions to properties under development	(55,702)	(100,184)
Net cash used by investing activities	(106,916)	(200,715)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	380,000	175,000
Principal payments on debt	(281,684)	(45,331)
Deferred financing fees paid	(38)	(33)
Costs associated with loan refinancing or payoff (cash portion)	(28,650)	(1)
Net proceeds from issuance of common shares	303	68,141
Impact of stock option exercises, net	—	(138)
Purchase of common shares for treasury for vesting	(7,116)	(6,729)
Dividends paid to shareholders	(83,613)	(69,856)
Net cash (used) provided by financing activities	(20,798)	121,053
Effect of exchange rate changes on cash	(82)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,832)	13,890
Cash and cash equivalents and restricted cash at beginning of the period	58,986	29,079
Cash and cash equivalents and restricted cash at end of the period	$40,154	$42,969
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2018	2017
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$41,917	$19,335
Restricted cash at beginning of the period	17,069	9,744
Cash and cash equivalents and restricted cash at beginning of the period	$58,986	$29,079

Cash and cash equivalents at end of the period	$24,514	$14,446
Restricted cash at end of the period	15,640	28,523
Cash and cash equivalents and restricted cash at end of the period	$40,154	$42,969

Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$55,377	$63,672
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$16,809	$21,698
Conversion or reclassification of mortgage notes receivable to rental properties	$155,185	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,948	$41,030
Cash paid during the period for income taxes	$290	$317
Interest cost capitalized	$2,244	$2,791
Decrease in accrued capital expenditures	$(4,278)	$(5,506)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 1, 2018.

Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows, and certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU No. 2016-18, transfers to or from restricted cash which have been previously shown in the Company's operating activities section of the accompanying consolidated statement of cash flows are now required to be shown as part of the total change in cash and cash equivalents and restricted cash in the consolidated statements of cash flows. In addition, on January 1, 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The ASU clarifies the treatment of several cash flow issues with the objective of reducing diversity in practice. The adoption of this ASU had no impact to the Company's financial position, results of operations or presentation in the consolidated statement of cash flows.

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606) and ASC 610-20, Other Income: Gains and Losses from the Derecognition of Non-financial Assets (ASC 610-20) using a modified retrospective (cumulative effect) method of adoption. The core principal of ASC 606 is that an entity will recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when it satisfies performance obligations. The Company’s primary source of revenue is from lease revenue (which is excluded from the revenue standard but will be impacted upon adoption of the lease standard in 2019 discussed in Impact of Recently Issued Accounting Standards) and mortgage and other financing income (which is not in scope of the revenue standard). ASC 610-20 provides guidance on how entities recognize sales to non-customers including presentation of gain or loss on a net basis in the consolidated statements of income. The Company has concluded that its property sales represent transactions with non-customers. The Company had two property sale transactions that occurred in 2017 in which the Company received an aggregate of $12.3 million in mortgage notes receivable as full consideration for the sales. The mortgage notes require interest only payments until maturity and the Company determined in 2017 that these transactions qualified as sales; however, the gain on each sale was deferred. Upon adoption of ASC 610-20 on January 1, 2018, the Company determined that these transactions did not qualify for de-recognition. Accordingly, the Company recorded an adjustment in the three months ended March 31, 2018 to reclassify these assets from mortgage notes receivable to rental properties on its consolidated balance sheet. All other sales of real estate were all cash transactions in which the purchaser obtained control of the property, therefore, there was no cumulative adjustment recognized to beginning retained earnings as a result of adopting ASC 610-20.

Operating Segments
The Company has four reportable operating segments: Entertainment, Recreation, Education and Other. See Note 14 for financial information related to these operating segments.

Rental Properties
Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 to 40 years for buildings and three to 25 years for furniture, fixtures and equipment and 10 to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

Real Estate Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it is a business combination or an asset acquisition. In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company elected to early adopt ASU No. 2017-01 as of January 1, 2017. As a result, the Company expects that fewer of its real estate acquisitions will be accounted for as business combinations.

Costs incurred for asset acquisitions and development properties, including transaction costs, are capitalized. For asset acquisitions, the Company allocates the purchase price and other related costs incurred to the acquired tangible assets and identified intangible assets and liabilities based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment. Acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying consolidated statements of income as transaction costs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $28.6 million and $32.9 million as of March 31, 2018 and December 31, 2017, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the non-cancellable terms of the leases. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. For the three months ended March 31, 2018 and 2017, the Company recognized $1.9 million and $5.1 million, respectively, of straight-line rental revenue. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.3 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

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

Property Sales
Sales of real estate properties are recognized when a contract exists, collectability is probable and the purchaser has obtained control of the property. Gains on sales of properties are recognized in full in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value.

The Company evaluates each sale or disposal transaction to determine if it meets the criteria to qualify as discontinued operations. A discontinued operation is a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on the Company's operations and financial results. If the sale or disposal transaction does not meet the criteria, the operations and related gain or loss on sale is included in income from continuing operations.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower. Interest income is recognized using the effective interest method based on the stated interest rate over the estimated life of the note. Premiums and discounts are amortized or accreted into income over the estimated life of the note using the effective interest method. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (38%) of the megaplex theatre rental properties held by the Company at March 31, 2018. For the three months ended March 31, 2018 and 2017, approximately $28.6 million or 18.4% and $29.2 million or 22.7%, respectively, of the Company's total revenues were derived from rental payments by AMC. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program. Prior to May 12, 2016, share-based compensation granted to employees and non-employee Trustees was issued under the 2007 Equity Incentive Plan. The 2016 Equity Incentive Plan was approved by shareholders at the May 11, 2016 annual shareholder meeting and this plan replaced the 2007 Equity Incentive Plan. Accordingly, all share-based compensation granted on or after May 12, 2016 has been issued under the 2016 Equity Incentive Plan.

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $3.8 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $73 thousand and $194 thousand for the three months ended March 31, 2018 and 2017, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive

Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $3.4 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $337 thousand and $280 thousand for the three months ended March 31, 2018 and 2017, respectively.

Derivative Instruments
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update amended existing guidance in order to better align a company's financial reporting for hedging activities with the economic objectives of those activities. It requires the Company to disclose the effect of its hedging activities on its consolidated statements of income and eliminated the periodic measurement and recognition of hedging ineffectiveness. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application of the guidance permitted. The Company elected to early adopt ASU No. 2017-12 as of October 1, 2017. Early adoption had no impact on the Company's financial position or results of operations.

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

Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to classify leases as either finance or operating leases based on certain criteria and to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. The standard eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, and also will require new disclosures within the notes accompanying the consolidated financial statements.

Although the Company is primarily a lessor, ASU No. 2016-02 will impact the Company’s consolidated financial statements and disclosures as it has certain operating land leases and other arrangements for which it is the lessee and will be required to recognize these arrangements on the consolidated financial statements. The Company has completed its initial inventory and evaluation of the land leases and expects that it will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. The Company is in the process of preparing the initial estimates of the amount of its right-of-use assets and lease liabilities.
A substantial portion of the Company’s lease contracts (under which it is lessor) are triple-net leases, which require the tenants to make payments to third parties for operating expenses such as property taxes, insurance and common area maintenance costs associated with the properties. The Company currently does not include these payments made by the lessee to third parties in rental revenue or property operating expenses. As a result of applying the guidance in ASU No. 2016-02, the Company may be required to show certain payments made by its tenants on a gross basis in its consolidated statements of income. Although no impact to net income or cash flows is expected as a result of a gross presentation, it would have the impact of increasing both reported revenues and property operating expenses. The Company is continuing to evaluate the impact of this potential presentation.
The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The standard offers a number of practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company has concluded it will apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019.
The Company will continue its implementation work in 2018 including enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and the preparation of any additional disclosures that will be required.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. The amendments in ASU No. 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets and eliminates the incurred losses methodology under current U.S. GAAP. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact that the ASU will have on its consolidated financial statements and related disclosures.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements	$4,327,847	$4,123,356
Furniture, fixtures & equipment	89,506	87,630
Land	1,148,414	1,108,805
Leasehold interests	25,774	25,774
	5,591,541	5,345,565
Accumulated depreciation	(776,404)	(741,334)
Total	$4,815,137	$4,604,231
Depreciation expense on rental properties was $36.5 million and $27.3 million for the three months ended March 31, 2018 and 2017, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2018 totaled $108.6 million, and included investments in each of its primary operating segments.

Entertainment investment spending during the three months ended March 31, 2018 totaled $25.5 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as a $7.5 million megaplex theatre acquisition.

Recreation investment spending during the three months ended March 31, 2018 totaled $62.0 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, a $7.8 million acquisition of a recreation facility, and an investment of $10.3 million in a mortgage note secured by one other recreation facility.

Education investment spending during the three months ended March 31, 2018 totaled $21.1 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $8.4 million on two early education center acquisitions.

On February 16, 2018, a borrower exercised its put option to convert its mortgage note agreement, totaling $142.9 million and secured by 28 education facilities including both early education and private school properties, to a lease agreement. As a result, the Company recorded the rental property at the carrying value, which approximated fair value, of the mortgage note on the conversion date and allocated this cost on a relative fair value basis. The properties are leased pursuant to a triple-net master lease with a 23-year remaining term.

On March 11, 2018, the Company received payment in full on one mortgage note receivable of $1.5 million that was secured by land located in California. Additionally, on March 26, 2018, the Company received payment in full on one mortgage note receivable of $9.0 million that was secured by real estate in Washington. There were no prepayment fees received in connection with these note payoffs.

Subsequent to March 31, 2018, on May 7, 2018, Boyne USA, Inc. (Boyne) purchased seven resort and attraction assets from Och-Ziff Real Estate (OZRE). These properties partially secure the Company’s mortgage note receivable due from OZRE with a carrying value of $249.2 million at March 31, 2018. Following the acquisition by Boyne, OZRE made a partial prepayment to the Company of approximately $175.4 million on this mortgage note receivable, leaving a carrying value of approximately $73.8 million that is secured by the remaining six ski properties. In connection with the partial prepayment of this note, the Company will recognize a prepayment fee totaling approximately $45.0 million during the second quarter of 2018.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Receivable from tenants	$16,642	$19,923
Receivable from non-tenants	3,919	3,932
Receivable from Sullivan County Infrastructure Revenue Bonds	11,423	14,718
Straight-line rent receivable	65,203	62,605
Allowance for doubtful accounts	(8,437)	(7,485)
Total	$88,750	$93,693

The above totals include receivables from tenants of approximately $6.7 million and $6.0 million from Children's Learning Adventure USA (CLA Parent and collectively with its subsidiaries, CLA), which were fully reserved in the allowance for doubtful accounts at March 31, 2018 and December 31, 2017, respectively. See Note 13 for further discussion related to CLA. The Company had approximately $253.6 million related to CLA classified in rental properties, net, in the accompanying consolidated balance sheets at March 31, 2018. Additionally, the Company had approximately $11.2 million classified in land held for development and $14.7 million classified in property under development related to CLA in the accompanying consolidated balance sheets at March 31, 2018. The Company reviewed these balances for impairment at March 31, 2018 and determined that the estimated undiscounted future cash flows exceeded the carrying value of these properties.
6. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s leases of six public charter school properties as of March 31, 2018 and December 31, 2017, with affiliates of Imagine Schools, Inc. (Imagine). Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Total minimum lease payments receivable	$110,852	$112,411
Estimated unguaranteed residual value of leased assets	47,000	47,000
Less deferred income (1)	(99,751)	(101,508)
Investment in direct financing leases, net	$58,101	$57,903

(1) Deferred income is net of $0.8 million of initial direct costs at March 31, 2018 and December 31, 2017.

During the year ended December 31, 2017, the Company recorded an impairment charge of $9.6 million, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value. The Company determined that no additional allowance for losses was necessary at March 31, 2018.

Additionally, during the year ended December 31, 2017, the Company performed its annual review of the estimated unguaranteed residual value on its other properties leased to Imagine and determined that the residual value on one of these properties was impaired. As such, the Company recorded an impairment charge of the unguaranteed residual value of $0.6 million during the year ended December 31, 2017.

The Company’s direct financing leases have expiration dates ranging from approximately 14 to 16 years. Future minimum rentals receivable on these direct financing leases at March 31, 2018 are as follows (in thousands):

Amount
Year:
2018	$4,742
2019	6,490
2020	6,685
2021	6,885
2022	7,092
Thereafter	78,958
Total	$110,852

7. Debt and Capital Markets

On January 2, 2018, the Company prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by one theatre property.

Additionally, on February 28, 2018, the Company redeemed all of its outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, the Company recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the three months ended March 31, 2018.

Subsequent to March 31, 2018, the Company issued $400.0 million in aggregate principal amount of senior notes due April 15, 2028 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until the stated maturity date of April 15, 2028. The notes were issued at 98.883% of their face value and are unsecured. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt. Net proceeds from the note offering were used to pay down the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of March 31, 2018, the Company had invested approximately $23.3 million included in property under development in the accompanying consolidated balance sheet for one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at March 31, 2018 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At March 31, 2018, the Company's recorded investment in two unconsolidated VIEs totaled $180.4 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $180.4 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $0.1 million recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheet at December 31, 2017. The Company had derivative assets of $35.0 million and $25.8 million recorded in “Other assets” in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively. The Company had not posted or received collateral with its derivative counterparties as of March 31, 2018 or December 31, 2017. See Note 10 for disclosures relating to the fair value of the derivative instruments as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of borrowings under the unsecured term loan facility from July 6, 2017 to April 5, 2019. Additionally, as of March 31, 2018, the Company had three additional interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under its unsecured term loan facility from November 6, 2017 to April 5, 2019 and on $350.0 million of borrowings under the unsecured term loan facility from April 6, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2018, the Company estimates that during the twelve months ending March 31, 2019, $1.8 million will be reclassified from AOCI to a reduction of interest expense.

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

As of March 31, 2018, the Company had USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. Additionally, on August 30, 2017, the Company entered into a cross-currency swap that will be effective July 1, 2018 with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of these swaps is to lock in an exchange rate of 1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2018, the Company estimates that during the twelve months ending March 31, 2019, $0.8 million of gains will be reclassified from AOCI to other income.

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2018 and 2017.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2018 and 2017 (Dollars in thousands)

	Three Months Ended March 31,
Description	2018	2017
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$4,778	$504
Amount of Expense Reclassified from AOCI into Earnings (1)	(13)	(1,071)
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	615	(166)
Amount of Income Reclassified from AOCI into Earnings (2)	554	662
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	4,546	(1,549)
Amount of Income Reclassified from AOCI into Earnings	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$9,939	$(1,211)
Amount of Income (Expense) Reclassified from AOCI into Earnings	541	(409)

Interest expense, net in accompanying consolidated statements of income	34,337	30,692
Other income in accompanying consolidated statements of income	630	692

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2018 and 2017.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, the Company had no derivatives in a liability position related to these agreements. As of March 31, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2018 and December 31, 2017 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
March 31, 2018
Cross-Currency Swaps*	$—	$968	$—	$968
Currency Forward Agreements*	$—	$26,782	$—	$26,782
Interest Rate Swap Agreements*	$—	$7,287	$—	$7,287
December 31, 2017
Cross-Currency Swaps*	$—	$1,041	$—	$1,041
Cross-Currency Swaps**	$—	$(134)	$—	$(134)
Currency Forward Agreements*	$—	$22,235	$—	$22,235
Interest Rate Swap Agreements*	$—	$2,496	$—	$2,496
*Included in "Other assets" in the accompanying consolidated balance sheets.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2018 and December 31, 2017:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2018, the Company had a carrying value of $819.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.62%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 11.50%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $841.2 million with an estimated weighted average market rate of 9.16% at March 31, 2018.

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

Investment in direct financing leases, net:
At March 31, 2018 and December 31, 2017, the Company had an investment in direct financing leases with a carrying value of $58.1 million and $57.9 million, respectively, and with a weighted average effective interest rate of 11.98% for both periods. At March 31, 2018 and December 31, 2017, the investment in direct financing leases bear interest at effective rates of 11.90% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at March 31, 2018 and December 31, 2017.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2018, the Company had a carrying value of $995.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.75%. The carrying value of the variable rate debt outstanding approximated the fair value at March 31, 2018.

At December 31, 2017, the Company had a carrying value of $635.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.58%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2017.

At March 31, 2018 and December 31, 2017, $350.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements.

At March 31, 2018, the Company had a carrying value of $2.17 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.84%. Discounting the future cash flows for fixed rate debt using March 31, 2018 market rates of 2.79% to 4.84%, management estimates the fair value of the fixed rate debt to be approximately $2.19 billion with an estimated weighted average market rate of 4.47% at March 31, 2018.

At December 31, 2017, the Company had a carrying value of $2.43 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 5.15%. Discounting the future cash flows for fixed rate debt using December 31, 2017 market rates of 2.49% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.53 billion with an estimated weighted average market rate of 4.04% at December 31, 2017.

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2018 and 2017 (amounts in thousands except per share information):

	Three Months Ended March 31, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$29,538
Less: preferred dividend requirements	(6,036)
Net income available to common shareholders	$23,502	74,146	$0.32
Diluted EPS:
Net income available to common shareholders	$23,502	74,146
Effect of dilutive securities:
Share options	—	34
Net income available to common shareholders	$23,502	74,180	$0.32

	Three Months Ended March 31, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$53,916
Less: preferred dividend requirements	(5,952)
Net income available to common shareholders	$47,964	64,033	$0.75
Diluted EPS:
Net income available to common shareholders	$47,964	64,033
Effect of dilutive securities:
Share options	—	69
Net income available to common shareholders	$47,964	64,102	$0.75

The additional 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2018 and 2017. However, options to purchase 87 thousand and 4 thousand common shares at per share prices ranging from $56.94 to $76.63, were outstanding for the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2018, there were 1,332,842 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81
Granted	3,835	56.94	—	56.94	56.94
Outstanding at March 31, 2018	261,441	$19.02	—	$76.63	$51.88
The weighted average fair value of options granted was $3.03 and $7.91 during the three months ended March 31, 2018 and 2017, respectively. There were no share option exercises during the three months ended March 31, 2018. The intrinsic value of share options exercised was $0.4 million for the three months ended March 31, 2017. At March 31, 2018, share-option expense to be recognized in future periods was $0.2 million.

The expense related to share options included in the determination of net income for the three months ended March 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the three months ended March 31, 2018: risk-free interest rate of 2.7%, dividend yield of 7.6%, volatility factors in the expected market price of the Company’s common shares of 18.9%, 0.74% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at March 31, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.1
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.8
40.00 - 49.99	86,041	3.8
50.00 - 59.99	79,774	5.8
60.00 - 69.99	80,886	6.9
70.00 - 76.63	2,215	8.9
	261,441	5.3	$51.88	$1,489
The following table summarizes exercisable options at March 31, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	1.1
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.8
40.00 - 49.99	86,041	3.8
50.00 - 59.99	75,939	5.6
60.00 - 69.99	59,557	6.9
70.00 - 76.63	554	8.9
	234,616	5.0	$50.73	$1,489

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	620,122	$68.07
Granted	295,202	56.94
Vested	(243,057)	65.34
Outstanding at March 31, 2018	672,267	$64.17	1.65
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $15.9 million and $15.0 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, unamortized share-based compensation expense related to nonvested shares was $30.6 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	19,030	$70.91
Granted	—	—
Vested	—	—
Outstanding at March 31, 2018	19,030	$70.91	0.08

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2018, unamortized share-based compensation expense related to restricted share units was $112 thousand.

13. Other Commitments and Contingencies

As of March 31, 2018, the Company had an aggregate of approximately $143.5 million of commitments to fund development projects including 16 entertainment development projects for which it had commitments to fund approximately $45.0 million, three recreation development projects for which it had commitments to fund approximately $49.6 million and nine education development projects for which it had commitments to fund approximately $48.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of March 31, 2018, the Company had a commitment to fund approximately $201.0 million over the next three years, of which $60.4 million had been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received reimbursements of $43.4 million and $23.9 million of construction costs during the years ended December 31, 2016 and 2017, respectively. During the three months ended March 31, 2018, the Company received an additional reimbursement of $6.9 million. Construction of infrastructure improvements is currently expected to be completed in the remainder of 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2018, the Company had six mortgage notes receivable with commitments totaling approximately $19.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.7 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. The Company recorded $13.3 million as a deferred asset included in other assets and $13.3 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2018 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2018, the Company had six surety bonds outstanding totaling $22.8 million.

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

Early Childhood Education Tenant
During 2017, cash flow of CLA was negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization and by adverse weather conditions in Texas during the third quarter of 2017. As a result, CLA initiated negotiations with the Company and other landlords regarding a potential restructuring. However, CLA did not secure the investments necessary to accomplish the restructuring. As a result, the Company sent CLA notices of lease termination on October 12, 2017 for the following CLA properties: (i) Broomfield, Colorado, (ii) Ashburn, Virginia, (iii) West Chester, Ohio, (iv) Chanhassen, Minnesota, (v) Ellisville, Missouri, (vi) Farm Road-Las Vegas, Nevada, (vii) Fishers, Indiana, (viii) Tredyffrin, Pennsylvania, and (ix) Westerville, Ohio.

On December 18, 2017, ten subsidiaries of CLA Parent filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW). The CLA Debtors consist of CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC. CLA Parent has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's direct or indirect tenants on 24 out of the Company's 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

CLA continues to seek negotiation of a restructuring with third parties. The Company will continue to consider whether all or a portion of the Company's properties should be leased to other operators based on results of the restructuring process. Absent an acceptable restructuring, the Company's intention is to vigorously pursue the process of regaining possession of the properties with the goal of securing leases with one or more new tenants. On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties.

On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties will pay monthly rent for the months of March, April, May, June and July in the amounts of $750 thousand, $750 thousand, $750 thousand, $1.0 million and $1.0 million, respectively, (b) resolution of restructuring of the leases between the Company and the CLA Parties will be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay is granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties will not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code was extended to July 31, 2018. The CLA Parties have made each of the required rent payments since entering into the Stipulation. On May 7, 2018, the Court entered an order approving the Stipulation.

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of March 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,388,438	$2,159,147	$1,425,133	$196,799	$69,349	$6,238,866

	As of December 31, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,380,129	$2,102,041	$1,429,992	$199,052	$80,279	$6,191,493

Operating Data:
	Three Months Ended March 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$70,862	$33,432	$22,380	$2,259	$—	$128,933
Tenant reimbursements	3,986	—	5	—	—	3,991
Other income	—	62	—	—	568	630
Mortgage and other financing income	802	13,705	6,907	—	—	21,414
Total revenue	75,650	47,199	29,292	2,259	568	154,968

Property operating expense	6,229	33	829	314	159	7,564
Total investment expenses	6,229	33	829	314	159	7,564
Net operating income - before unallocated items	69,421	47,166	28,463	1,945	409	147,404

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,324)
Costs associated with loan refinancing or payoff						(31,943)
Interest expense, net						(34,337)
Transaction costs						(609)
Depreciation and amortization						(37,684)
Equity in income from joint ventures						51
Income tax expense						(1,020)
Net income						29,538
Preferred dividend requirements						(6,036)
Net income available to common shareholders of EPR Properties						$23,502

Operating Data:
	Three Months Ended March 31, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$65,091	$17,299	$22,357	$2,290	$—	$107,037
Tenant reimbursements	3,749	—	—	—	—	3,749
Other income	6	—	—	—	686	692
Mortgage and other financing income	1,179	7,906	8,549	—	—	17,634
Total revenue	70,025	25,205	30,906	2,290	686	129,112

Property operating expense	5,835	28	—	340	147	6,350
Total investment expenses	5,835	28	—	340	147	6,350
Net operating income - before unallocated items	64,190	25,177	30,906	1,950	539	122,762

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(11,057)
Costs associated with loan refinancing or payoff						(5)
Interest expense, net						(30,692)
Transaction costs						(57)
Depreciation and amortization						(28,077)
Equity in loss from joint ventures						(8)
Gain on sale of real estate						2,004
Income tax expense						(954)
Net income						53,916
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$47,964

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of March 31, 2018, our total assets were approximately $6.2 billion (after accumulated depreciation of approximately $0.8 billion) which included investments in each of our four operating segments with properties located in 43 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 149 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 11 family entertainment centers. Our portfolio of owned entertainment properties consisted of 13.2 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 25 ski areas, 20 attractions, 31 golf entertainment complexes and ten other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 65 public charter school properties, 67 early education centers and 14 private schools. Our portfolio of owned education properties consisted of 4.7 million square feet and was 98% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 21.0 million square feet and was 99% leased. As of March 31, 2018, we had a total of approximately $249.9 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $6.8 billion at March 31, 2018. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2018 and December 31, 2017.

Of our total investments of $6.8 billion at March 31, 2018, $3.0 billion or 43% related to our Entertainment segment, $2.2 billion or 33% related to our Recreation segment, $1.4 billion or 21% related to our Education segment and $179.3 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2018 and 2017 (in millions, except per share information):

	Three Months Ended March 31,
	2018	2017	Increase
Total revenue (1)	$155.0	$129.1	20%
Net income available to common shareholders per diluted share (2)	0.32	0.75	-57%
FFOAA per diluted share (3)	1.26	1.19	6%

(1) Total revenue for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was favorably impacted by the effect of investment spending, including our transaction with CNL Lifestyle Properties Inc. ("CNL Lifestyle") and funds affiliated with Och-Ziff Real Estate ("OZRE") which closed on April 6, 2017. Total revenue for the three months ended March 31, 2018 and 2017 was unfavorably impacted by property dispositions and note payoffs that occurred in 2018 and 2017.

(2) Net income available to common shareholders per diluted share for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was also impacted by the items affecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was unfavorably impacted by increases in interest expense, costs associated with loan refinancing or payoff (primarily related to our redemption of our 7.75% Senior Notes due 2020), general and administrative expense, bad debt expense and transaction costs. Net income available to common shareholders per diluted share was also unfavorably impacted by lower gains on sale of real estate and an increase in common shares outstanding primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE that closed on April 6, 2017.

(3) FFOAA per diluted share for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was also impacted by the items affecting total revenue as described above. Additionally, FFOAA per diluted share for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was unfavorably impacted by lower termination fees recognized with the exercise of tenant purchase options, as well as increases in interest expense, general and administrative expense, bad debt expense and common shares outstanding, primarily due to shares issued in connection with the transactions with CNL Lifestyle and OZRE.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the impairment of mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the three months ended March 31, 2018, there were no changes to critical accounting policies.

Recent Developments and Capital Recycling

Debt Financing

On January 2, 2018, we prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by a theatre property.

Additionally, on February 28, 2018, we redeemed all of our outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, we recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the three months ended March 31, 2018.

Subsequent to March 31, 2018, we issued $400.0 million in aggregate principal amount of senior notes due April 15, 2028 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until the stated maturity date of April 15, 2028. The notes were issued at 98.883% of their face value and are unsecured. We used the net proceeds from the note offering of $391.8 million to pay down our unsecured revolving credit facility.

Investment Spending

Our investment spending during the three months ended March 31, 2018 totaled $108.6 million, and included investments in each of our primary operating segments.

Entertainment investment spending during the three months ended March 31, 2018 totaled $25.5 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as a $7.5 million megaplex theatre acquisition.

Recreation investment spending during the three months ended March 31, 2018 totaled $62.0 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, a $7.8 million acquisition of a recreation facility, and an investment of $10.3 million in a mortgage note secured by one other recreation facility.

Education investment spending during the three months ended March 31, 2018 totaled $21.1 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $8.4 million on two early education center acquisitions.

The following table details our investment spending by category during the three months ended March 31, 2018 and 2017 (in thousands):

Three Months Ended March 31, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$25,505	$10,147	$7,863	$7,495	$—
Recreation	61,977	43,061	20	7,812	11,084
Education	21,129	9,397	—	8,416	3,316
Other	29	29	—	—	—
Total Investment Spending	$108,640	$62,634	$7,883	$23,723	$14,400

Three Months Ended March 31, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$30,131	$10,625	$18,529	$—	$977
Recreation	90,500	38,357	464	34,156	17,523
Education	105,855	49,429	—	7,315	49,111
Other	735	735	—	—	—
Total Investment Spending	$227,221	$99,146	$18,993	$41,471	$67,611

The above amounts include $14 thousand and $51 thousand in capitalized payroll, $2.2 million and $2.8 million in capitalized interest and $0.3 million and $1.6 million in capitalized other general and administrative direct project costs for the three months ended March 31, 2018 and 2017, respectively. Excluded from the table above is approximately $9.8 million and $1.3 million of maintenance capital expenditures and other spending for the three months ended March 31, 2018 and 2017, respectively.

Mortgage Notes Receivable

On March 11, 2018, we received payment in full on one mortgage note receivable of $1.5 million that was secured by land located in California. Additionally, on March 26, 2018, we received payment in full on one mortgage note receivable of $9.0 million that was secured by real estate in Washington. There were no prepayment fees received in connection with these note payoffs.

On February 16, 2018, a borrower exercised its put option to convert its mortgage note agreement, totaling $142.9 million and secured by 28 education facilities including both early education and private school properties, to a lease agreement. As a result, we recorded the rental property at the carrying value, which approximated fair value, of the mortgage note on the conversion date and allocated this cost on a relative fair value basis. The properties are leased pursuant to a triple-net master lease with a 23-year remaining term.

On May 7, 2018, Boyne USA, Inc. ("Boyne") purchased seven resort and attraction assets from OZRE. These properties partially secure our mortgage note receivable due from OZRE with a carrying value of $249.2 million at March 31, 2018. Following the acquisition by Boyne, OZRE made a partial prepayment of approximately $175.4 million on this mortgage note receivable, leaving a carrying value of approximately $73.8 million that is secured by the remaining six ski properties. In connection with the partial prepayment of this note, we will recognize a prepayment fee totaling approximately $45.0 million during the second quarter of 2018.

Early Childhood Education Tenant Update
As previously disclosed, certain subsidiaries of Children’s Learning Adventure USA, LLC ("CLA Parent" and collectively with its subsidiaries, "CLA") that are tenants of our leases (the "CLA Debtors") filed petitions in bankruptcy under Chapter 11 seeking the protections of the U.S. Bankruptcy Code. On March 14, 2018, we, CLA Parent, CLA Debtors and certain other CLA subsidiaries' operating properties owned by us (collectively, the "CLA Parties") entered into and filed a Stipulation to Resolve Pending Motions (the "Stipulation") providing that (a) the CLA Parties will pay monthly rent of $750,000 for the months of March, April and May, and monthly rent of $1.0 million for the months of June and July, (b) resolution of restructuring of the leases between us and the CLA Parties will be concluded no later than July 31, 2018 (the "Forbearance Period"), (c) relief from stay is granted with respect to our properties as needed to implement the Stipulation, (d) the parties will not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code was extended to July 31, 2018. The CLA Parties have made the March, April and May payments since entering into the Stipulation. On May 7, 2018, the Court entered an order approving the Stipulation.
While we continue to support negotiation of a restructuring that would permit CLA to continue operations, we are unwilling to negotiate indefinitely. We believe the Forbearance Period in the Stipulation provides CLA ample opportunity to negotiate a restructuring which, if successful, would obviate the need to evict CLA from our properties. There can be no assurances as to the ultimate outcome of such a restructuring or our pursuit of our legal remedies with respect to the CLA properties.
We fully reserved approximately $6.7 million and $6.0 million in receivables from CLA at March 31, 2018 and December 31, 2017, respectively. If we receive payments from CLA in the future, we will recognize such payments on a cash basis until a successful restructuring is completed. We had approximately $253.6 million related to CLA classified in rental properties, net, in the accompanying consolidated balance sheets at March 31, 2018. Additionally, we had approximately $11.2 million classified in land held for development and $14.7 million classified in property under development related to CLA in the accompanying consolidated balance sheets at March 31, 2018. We reviewed these balances for impairment at March 31, 2018 and determined that the estimated undiscounted future cash flows exceeded the carrying value of these properties.
Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Rental revenue was $128.9 million for the three months ended March 31, 2018 compared to $107.0 million for the three months ended March 31, 2017. This increase resulted primarily from $24.5 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 (including our transaction with CNL Lifestyle which closed on April 6, 2017), and conversion and reclassification of certain mortgage notes, partially offset by a decrease of $0.6 million in rental revenue due primarily to property dispositions, as well as a reduction in rental revenue of $2.0 million relating to CLA. Percentage rents of $1.3 million and $0.8 million were recognized during the three months ended March 31, 2018 and 2017, respectively. Straight-line rents of $1.9 million and $5.1 million were recognized during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we renewed two lease agreements on approximately 238,857 square feet and funded or agreed to fund an average of $20.29 per square foot in tenant improvements. We experienced an increase of approximately 8.03% in rental rates and paid no leasing commissions with respect to these renewals.

Mortgage and other financing income for the three months ended March 31, 2018 was $21.4 million compared to $17.6 million for the three months ended March 31, 2017. The $3.8 million increase was primarily due to additional real estate lending activities during 2018 and 2017, including our investment in a mortgage note receivable with OZRE which closed on April 6, 2017. This increase was partially offset by the conversion of a mortgage note secured by 28 early education properties to leased properties during the three months ended March 31, 2018, as well as six public charter school properties reclassified from direct financing lease to operating leases in 2017 and other other note payoffs during 2018 and 2017.

Our property operating expenses totaled $7.6 million for the three months ended March 31, 2018 compared to $6.4 million for the three months ended March 31, 2017. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.2 million increase resulted from higher property operating expenses at our multi-tenant properties, as well as an increase in bad debt expense.
Our general and administrative expense totaled $12.3 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017. The increase of $1.2 million related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees and franchise taxes.
Costs associated with loan refinancing or payoff for the three months ended March 31, 2018 was $31.9 million and primarily related to the redemption of the 7.75% Senior Notes due 2020. Costs associated with loan refinancing or payoff for the three months ended March 31, 2017 was $5 thousand and related to the prepayment of two secured fixed rate mortgage notes payable.
Our net interest expense increased by $3.6 million to $34.3 million for the three months ended March 31, 2018 from $30.7 million for the three months ended March 31, 2017. This increase resulted from an increase in average borrowings partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.6 million for the three months ended March 31, 2018 compared to $0.1 million for the three months ended March 31, 2017. The increase of $0.5 million was due to an increase in potential and terminated transactions.

Depreciation and amortization expense totaled $37.7 million for the three months ended March 31, 2018 compared to $28.1 million for the three months ended March 31, 2017. The $9.6 million increase resulted primarily from acquisitions and developments completed in 2018 and 2017, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions that occurred during 2017.

There was no gain on sale of real estate for the three months ended March 31, 2018. Gain on sale of real estate was $2.0 million for the three months ended March 31, 2017 and related to the exercise of two tenant purchase options on public charter school properties.

Liquidity and Capital Resources

Cash and cash equivalents were $24.5 million at March 31, 2018. Of cash and cash equivalents at March 31, 2018, $8.8 million related to funds held for a Section 1031 exchange under the Internal Revenue Code. In addition, we had restricted cash of $15.6 million at March 31, 2018. Of the restricted cash at March 31, 2018, $11.1 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $4.5 million related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

At March 31, 2018, we had total debt outstanding of $3.1 billion of which 99% was unsecured.

At March 31, 2018, we had outstanding $1.8 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 5.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2018, we had $570.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 2.81% at March 31, 2018.

At March 31, 2018, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 2.71% at March 31, 2018. As of March 31, 2018, $300.0 million of this LIBOR-based debt was fixed with interest rate swaps at 2.64% from July 6, 2017 to April 5, 2019. In addition, as of March 31, 2018, we have entered into interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.

At March 31, 2018, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at March 31, 2018.
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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2018.

On April 16, 2018, we issued $400.0 million in senior unsecured notes due April 15, 2028, pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. We used the net proceeds from the note offering of $391.8 million to pay down our unsecured revolving credit facility.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $109.0 million and $93.6 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used by investing activities was $106.9 million and $200.7 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used by financing activities was $20.8 million for the three months ended March 31, 2018 and net cash provided by financing activities was $121.1 million for the three months ended March 31, 2017. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2018, we had an aggregate of approximately $143.5 million of commitments to fund development projects including 16 entertainment development projects for which we had commitments to fund approximately $45.0 million, three recreation development projects for which we had commitments to fund approximately $49.6 million and nine education development projects for which we had commitments to fund approximately $48.9 million, of which approximately $120.9 million is expected to be funded in 2018 and the remainder is expected to be funded in 2019. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of March 31, 2018, we had a commitment to fund approximately $201.0 million over the next three years, of which $60.4 million had been funded, to complete an indoor waterpark hotel and adventure park at our casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received reimbursements of $43.4 million and $23.9 million of construction costs during the year ended December 31, 2016 and 2017, respectively. During the three months ended March 31, 2018, we received an additional reimbursement of $6.9 million. Construction of infrastructure improvements is currently expected to be completed in the remainder of 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2018, we had six mortgage notes receivable with commitments totaling approximately $19.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.7 million related to two theatres in Louisiana for which we earn a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. We have recorded $13.3 million as a deferred asset included in other assets and $13.3 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2018 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2018, we had six surety bonds outstanding totaling $22.8 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt payments due until 2022. Our sources of liquidity as of March 31, 2018 to pay the 2018 commitments described above include the amount available under our unsecured revolving credit facility of approximately $430.0 million at March 31, 2018, as well as unrestricted cash on hand of $24.5 million, which includes $8.8 million related to funds held for a Section 1031 exchange under the Internal Revenue Code. Additionally, we completed a $400.0 million note offering in April of 2018 as described above, the proceeds of which were used to pay down our unsecured revolving credit facility. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2018.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.80x as of March 31, 2018 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. At March 31, 2018, our net debt to adjusted EBITDA ratio was outside of our targeted range, however, we have reduced our net debt subsequent to March 31, 2018 in conjunction with OZRE partial prepayment discussed in Recent Developments and Capital Recycling above and anticipate additional dispositions over the remainder of 2018. These dispositions are expected to have the impact of reducing this ratio.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 45% as of March 31, 2018. Our net debt as a percentage of our total market capitalization at March 31, 2018 was 41%. We calculate our total market capitalization of $7.6 billion by aggregating the following at March 31, 2018:

•	Common shares outstanding of 74,318,941 multiplied by the last reported sales price of our common shares on the NYSE of $55.40 per share, or $4.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $3.1 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing leases (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2018 and 2017 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2018	2017
FFO:
Net income available to common shareholders of EPR Properties	$23,502	$47,964
Gain on sale of real estate	—	(2,004)
Real estate depreciation and amortization	37,464	27,880
Allocated share of joint venture depreciation	58	54
FFO available to common shareholders of EPR Properties	$61,024	$73,894

FFO available to common shareholders of EPR Properties	$61,024	$73,894
Add: Preferred dividends for Series C preferred shares	—	1,941
Diluted FFO available to common shareholders of EPR Properties	$61,024	$75,835
FFOAA:
FFO available to common shareholders of EPR Properties	$61,024	$73,894
Costs associated with loan refinancing or payoff	31,943	5
Transaction costs	609	57
Termination fee included in gain on sale	—	1,920
Deferred income tax expense	428	634
FFOAA available to common shareholders of EPR Properties	$94,004	$76,510
FFOAA available to common shareholders of EPR Properties	$94,004	$76,510
Add: Preferred dividends for Series C preferred shares	1,940	1,941
Add: Preferred dividends for Series E preferred shares	1,939	—
Diluted FFOAA available to common shareholders of EPR Properties	$97,883	$78,451
AFFO:
FFOAA available to common shareholders of EPR Properties	$94,004	$76,510
Non-real estate depreciation and amortization	220	197
Deferred financing fees amortization	1,398	1,456
Share-based compensation expense to management and Trustees	3,791	3,458
Amortization of above and below market leases, net and tenant improvements	(417)	45
Maintenance capital expenditures (1)	(698)	(1,601)
Straight-lined rental revenue	(1,874)	(5,051)
Non-cash portion of mortgage and other financing income	(656)	(555)
AFFO available to common shareholders of EPR Properties	$95,768	$74,459

	Three Months Ended March 31,
	2018	2017
FFO per common share:
Basic	$0.82	$1.15
Diluted	0.82	1.15
FFOAA per common share:
Basic	$1.27	$1.19
Diluted	1.26	1.19
Shares used for computation (in thousands):
Basic	74,146	64,033
Diluted	74,180	64,102

Weighted average shares outstanding-diluted EPS	74,180	64,102
Effect of dilutive Series C preferred shares	2,098	2,053
Effect of dilutive Series E preferred shares	1,598	—
Adjusted weighted average shares outstanding-diluted	77,876	66,155

Other financial information:
Dividends per common share	$1.08	$1.02

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative preferred shares would be dilutive to FFOAA per share for the three months ended March 31, 2018. Therefore, the additional 2.1 million and 1.6 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFOAA per share for the three months ended March 31, 2018. The effect of the conversion of the 5.75% Series C convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO per share data for the three months ended March 31, 2018.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three months ended March 31, 2017. Therefore, the additional 2.1 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for the three months ended March 31, 2017. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion do not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO and FFOAA per share data for the three months ended March 31, 2017.

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

EBITDAre

NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income, computed in accordance with GAAP, excluding interest expense (net), income tax expense (benefit), depreciation and amortization, gains and losses from sales of depreciable operating properties, impairment losses of depreciable real estate, costs (gain) associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

Management provides EBITDAre herein because it believes this information is useful to investors as a supplemental performance measure as it can help facilitate comparisons of operating performance between periods and with other REITs. EBITDAre does not represent cash flow from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or cash flows or liquidity as defined by GAAP.

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) excluding gain on insurance recovery, retirement severance expense, the provision for loan losses and transaction costs (benefit), and which is then multiplied by four to get an annual amount.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	March 31,
	2018	2017
Net Debt:
Debt	$3,131,437	$2,616,382
Deferred financing costs, net	28,558	28,231
Cash and cash equivalents	(24,514)	(14,446)
Net Debt	$3,135,481	$2,630,167

	Three Months Ended March 31,
	2018	2017
EBITDAre and Adjusted EBITDA:
Net income	$29,538	$53,916
Interest expense, net	34,337	30,692
Income tax expense	1,020	954
Depreciation and amortization	37,684	28,077
Gain on sale of real estate	—	(2,004)
Costs associated with loan refinancing or payoff	31,943	5
Equity in (income) loss from joint ventures	(51)	8
EBITDAre (for the quarter)	$134,471	$111,648

Transaction costs	609	57
Adjusted EBITDA (for the quarter)	$135,080	$111,705

Adjusted EBITDA (1)	$540,320	$446,820

Net Debt/Adjusted EBITDA Ratio	5.80	5.89

(1) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments

Total investments is a non-GAAP financial measure defined as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total investments to total assets (computed in accordance with GAAP) is included in the following table (unaudited, in thousands):

	March 31, 2018	December 31, 2017
Total Investments:
Rental properties, net of accumulated depreciation	$4,815,137	$4,604,231
Add back accumulated depreciation on rental properties	776,404	741,334
Land held for development	33,693	33,692
Property under development	249,931	257,629
Mortgage notes and related accrued interest receivable	819,837	970,749
Investment in direct financing leases, net	58,101	57,903
Investment in joint ventures	5,538	5,602
Intangible assets, gross(1)	35,363	35,209
Notes receivable and related accrued interest receivable, net(1)	12,853	5,083
Total investments	$6,806,857	$6,711,432

Total investments	$6,806,857	$6,711,432
Cash and cash equivalents	24,514	41,917
Restricted cash	15,640	17,069
Account receivable, net	88,750	93,693
Less: accumulated depreciation on rental properties	(776,404)	(741,334)
Less: accumulated amortization on intangible assets	(6,708)	(6,340)
Prepaid expenses and other current assets	86,217	75,056
Total assets	$6,238,866	$6,191,493

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	March 31, 2018	December 31, 2017
Intangible assets, gross	$35,363	$35,209
Less: accumulated amortization on intangible assets	(6,708)	(6,340)
Notes receivable and related accrued interest receivable, net	12,853	5,083
Prepaid expenses and other current assets	86,217	75,056
Total other assets	$127,725	$109,008

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2018, we had a $1.0 billion unsecured revolving credit facility with a $570.0 million outstanding balance and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR. As of March 31, 2018, we had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of this LIBOR-based debt from July 6, 2017 to April 5, 2019. Additionally, as of March 31, 2018, we had three interest rate swap agreements to fix the interest rate at 3.15% on $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.
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

Item 4. Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Effective January 1, 2018, we adopted ASC 606 Revenue from Contracts with Customer and ASC 610-20 Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets. Except for the enhancements to the Company's internal control over financial reporting in relation to our adoption of these standards, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Early Childhood Education Tenant
During 2017, CLA's cash flow was negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization and by adverse weather conditions in Texas during the third quarter of 2017. As a result, CLA initiated negotiations with the Company and other landlords regarding a potential restructuring. Although negotiations are on-going and progress has been made toward a restructuring. However, CLA did not secure the investments necessary to accomplish the restructuring. As a result, the Company sent CLA notices of lease termination on October 12, 2017 for the following CLA properties: (i) Broomfield, Colorado, (ii) Ashburn, Virginia, (iii) West Chester, Ohio, (iv) Chanhassen, Minnesota, (v) Ellisville, Missouri, (vi) Farm Road-Las Vegas, Nevada, (vii) Fishers, Indiana, (viii) Tredyffrin, Pennsylvania, and (ix) Westerville, Ohio.

On December 18, 2017, ten subsidiaries of CLA Parent filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW). The CLA Debtors in those cases consist of CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC. CLA Parent has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's direct or indirect tenants on 24 out of the Company's 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

CLA continues to seek negotiation of a restructuring with third parties. The Company will continue to consider whether all or a portion of the Company's properties should be leased to other operators based on results of the restructuring process. Absent an acceptable restructuring, the Company's intention is to vigorously pursue the process of regaining possession of the properties with the goal of securing leases with one or more new tenants. On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties.

On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties will pay monthly rent for the months of March, April, May, June and July in the amounts of $750 thousand, $750 thousand, $750 thousand, $1.0 million and $1.0 million, respectively, (b) resolution of restructuring of the leases between the Company and the CLA Parties will be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay is granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties will not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code was extended to July 31, 2018. CLA has made each of the required rent payments since entering into the Stipulation. On May 7, 2018, the Court entered an order approving the Stipulation.

Item 1A. Risk Factors

Other than the risk factor below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Recent criminal indictments against one of the Company's waterpark mortgagors and certain related parties may negatively impact the likelihood of repayment of the related mortgage loans secured by the waterpark and other collateral and have a material adverse effect on the Company's business, operating results, cash flows, financial condition and liquidity.

The Company has provided mortgage loans to SVV I, LLC ("SVV") and certain SVV affiliates, which were originally utilized by SVV to construct the Schlitterbahn Kansas City Waterpark and develop excess property adjacent to the waterpark in Kansas City, Kansas (the "Project"). The aggregate outstanding principal balance and related accrued interest receivable for the mortgage loans was $176.2 million at March 31, 2018, and SVV accounted for approximately 3% of total revenue for the fiscal year ended December 31, 2017. The loans are secured by the Project and certain additional waterpark properties operated by affiliates of SVV located in New Braunfels, Texas and South Padre Island, Texas. On March 21, 2018, SVV, one of the owners of SVV and certain related parties were criminally indicted on multiple counts in connection with the investigation of a 2016 fatality that occurred at the waterpark. The counts alleged in the indictments carry penalties of imprisonment and fines, including aggregate fines for SVV of up to $3.5 million. The Company has no opinion as to the merits of these indictments.
An anticipated source of repayment on the mortgage loans is the issuance of sales tax revenue bonds ("STAR Bonds") which have been committed for the Project. The STAR Bonds are issuable in tranches as the development Project is completed and require additional approval from the State of Kansas and the local government prior to each issuance. There can be no assurance that the recent criminal indictments will not delay or cause the State of Kansas or the local government to refuse to provide the necessary approval for future issuances. If additional STAR Bonds cannot be issued, the likelihood that SVV will be able to fully repay the mortgage loans will be negatively impacted. In addition, negative publicity may have a negative impact on attendance at the Schlitterbahn waterparks, which may reduce the funds available to SVV to repay the mortgage loans. In the event that SVV defaults on the mortgage loans, the Company may need to restructure the mortgage loans, foreclose on the collateral underlying the loans or take other action with respect to the property, which could reduce the Company's revenue associated with the mortgage loans, require the Company to record a provision for loan loss or incur additional expenses. The occurrence of any of the foregoing events may have a material adverse effect on the Company's business, operating results, cash flows, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2018 common stock	108,705	(1)	$65.46	—	$—
February 1 through February 28, 2018 common stock	—		—	—	—
March 1 through March 31, 2018 common stock	—		—	—	—
Total	108,705		$65.46	—	$—

(1) The repurchase of equity securities during January 2018 was completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2018.

Item 6. Exhibits

10.1
Amended and Restated Employment Agreement, effective March 31, 2018, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company's Form 8-K/A (Commission File No. 001-13561) filed on April 6, 2018, is hereby incorporated as Exhibit 10.1.

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

EPR Properties

Dated:	May 8, 2018	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2018	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)