Form 10-Q
period 2018-06-30
EPR PROPERTIES
filed 2018-07-31
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

At July 30, 2018, there were 74,349,321 common shares outstanding.

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

•
Risks associated with the pending criminal indictments against one of our waterpark mortgagors and certain related parties, which may negatively impact the likelihood of repayment of the related mortgage loans secured by the waterpark and other collateral;

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 1, 2018, as supplemented by Part II, Item 1A- "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $810,604 and $741,334 at June 30, 2018 and December 31, 2017, respectively	$4,853,188	$4,604,231
Land held for development	31,076	33,692
Property under development	268,090	257,629
Mortgage notes and related accrued interest receivable	641,428	970,749
Investment in direct financing leases, net	58,305	57,903
Investment in joint ventures	4,999	5,602
Cash and cash equivalents	3,017	41,917
Restricted cash	11,283	17,069
Accounts receivable, net	97,804	93,693
Other assets	135,034	109,008
Total assets	$6,104,224	$6,191,493
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$122,359	$136,929
Common dividends payable	26,765	25,203
Preferred dividends payable	6,036	4,982
Unearned rents and interest	79,121	68,227
Debt	2,983,975	3,028,827
Total liabilities	3,218,256	3,264,168
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 77,195,820 and 76,858,632 shares issued at June 30, 2018 and December 31, 2017, respectively	772	769
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at June 30, 2018 and December 31, 2017; liquidation preference of $134,976,250	54	54
3,447,381 and 3,449,115 Series E convertible shares issued at June 30, 2018 and December 31, 2017, respectively; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at June 30, 2018 and December 31, 2017; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,491,561	3,478,986
Treasury shares at cost: 2,847,949 and 2,733,552 common shares at June 30, 2018 and December 31, 2017, respectively	(129,048)	(121,591)
Accumulated other comprehensive income	17,497	12,483
Distributions in excess of net income	(494,962)	(443,470)
Total equity	$2,885,968	$2,927,325
Total liabilities and equity	$6,104,224	$6,191,493
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental revenue	$137,019	$123,410	$269,943	$234,196
Other income	646	1,304	1,276	1,996
Mortgage and other financing income	65,202	23,068	86,616	40,702
Total revenue	202,867	147,782	357,835	276,894
Property operating expense	7,334	6,072	14,898	12,422
General and administrative expense	12,976	10,660	25,300	21,717
Litigation settlement expense	2,090	—	2,090	—
Costs associated with loan refinancing or payoff	15	9	31,958	14
Gain on early extinguishment of debt	—	(977)	—	(977)
Interest expense, net	34,079	32,967	68,416	63,659
Transaction costs	405	218	1,014	275
Impairment charges	16,548	10,195	16,548	10,195
Depreciation and amortization	37,582	33,148	75,266	61,225
Income before equity in income from joint ventures and other items	91,838	55,490	122,345	108,364
Equity in (loss) income from joint ventures	(88)	59	(37)	51
Gain on sale of real estate	473	25,461	473	27,465
Income before income taxes	92,223	81,010	122,781	135,880
Income tax expense	(642)	(475)	(1,662)	(1,429)
Net income	91,581	80,535	121,119	134,451
Preferred dividend requirements	(6,036)	(5,952)	(12,072)	(11,904)
Net income available to common shareholders of EPR Properties	$85,545	$74,583	$109,047	$122,547
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$1.15	$1.02	$1.47	$1.79
Diluted earnings per share data:
Net income available to common shareholders	$1.15	$1.02	$1.47	$1.78
Shares used for computation (in thousands):
Basic	74,329	73,159	74,238	68,621
Diluted	74,365	73,225	74,273	68,689
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$91,581	$80,535	$121,119	$134,451
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,068)	4,548	(9,468)	6,222
Change in net unrealized gain (loss) on derivatives	5,084	(3,456)	14,482	(4,258)
Comprehensive income	$92,597	$81,627	$126,133	$136,415
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Six Months Ended June 30, 2018 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	295,202	3	—	—	3,971	—	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,155)	—	—	(7,155)
Amortization of nonvested shares and restricted share units	—	—	—	—	7,462	—	—	—	7,462
Share option expense	—	—	—	—	147	—	—	—	147
Foreign currency translation adjustment	—	—	—	—	—	—	(9,468)	—	(9,468)
Change in unrealized gain on derivatives	—	—	—	—	—	—	14,482	—	14,482
Net income	—	—	—	—	—	—	—	121,119	121,119
Issuances of common shares	11,873	—	—	—	693	—	—	—	693
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Stock option exercises, net	5,742	—	—	—	302	(302)	—	—	—
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(172,611)	(172,611)
Balance at June 30, 2018	77,195,820	$772	14,846,431	$148	$3,491,561	$(129,048)	$17,497	$(494,962)	$2,885,968

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$121,119	$134,451
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from early extinguishment of debt	—	(977)
Impairment charges	16,548	10,195
Gain on sale of real estate	(473)	(27,465)
Gain on insurance recovery	—	(606)
Deferred income tax expense	663	684
Costs associated with loan refinancing or payoff	31,958	14
Equity in loss (income) from joint ventures	37	(51)
Distributions from joint ventures	567	442
Depreciation and amortization	75,266	61,225
Amortization of deferred financing costs	2,837	2,981
Amortization of above/below market leases and tenant allowances, net	(472)	14
Share-based compensation expense to management and Trustees	7,608	6,961
(Increase) decrease in mortgage notes accrued interest receivable	(374)	1,915
(Increase) decrease in accounts receivable, net	(5,625)	3,506
Increase in direct financing leases receivable	(401)	(804)
Increase in other assets	(3,989)	(2,195)
Decrease in accounts payable and accrued liabilities	(6,758)	(7,099)
Increase in unearned rents and interest	11,237	11,444
Net cash provided by operating activities	249,748	194,635
Investing activities:
Acquisition of and investments in rental properties and other assets	(84,306)	(196,957)
Proceeds from sale of real estate	6,195	130,726
Investment in mortgage notes receivable	(21,079)	(101,721)
Proceeds from mortgage notes receivable paydowns	196,038	15,610
Investment in promissory notes receivable	(7,739)	(1,387)
Proceeds from promissory note receivable paydown	7,500	1,599
Additions to properties under development	(135,605)	(196,354)
Net cash used by investing activities	(38,996)	(348,484)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	840,000	915,000
Principal payments on debt	(881,684)	(601,962)
Deferred financing fees paid	(8,557)	(7,042)
Costs associated with loan refinancing or payoff (cash portion)	(28,650)	(6)
Net proceeds from issuance of common shares	530	68,352
Purchase of common shares for treasury for vesting	(7,156)	(6,729)
Dividends paid to shareholders	(169,831)	(147,845)
Net cash (used) provided by financing activities	(255,348)	219,768
Effect of exchange rate changes on cash	(90)	129
Net (decrease) increase in cash and cash equivalents and restricted cash	(44,686)	66,048
Cash and cash equivalents and restricted cash at beginning of the period	58,986	29,079
Cash and cash equivalents and restricted cash at end of the period	$14,300	$95,127
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2018	2017
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$41,917	$19,335
Restricted cash at beginning of the period	17,069	9,744
Cash and cash equivalents and restricted cash at beginning of the period	$58,986	$29,079

Cash and cash equivalents at end of the period	$3,017	$70,872
Restricted cash at end of the period	11,283	24,255
Cash and cash equivalents and restricted cash at end of the period	$14,300	$95,127

Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$110,742	$206,115
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$18,252	$23,983
Issuance of common shares for acquisition	$—	$657,473
Assumption of liabilities net of accounts receivable for acquisition	$—	$12,083
Conversion or reclassification of mortgage notes receivable to rental properties	$155,185	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$75,386	$65,623
Cash paid during the period for income taxes	$1,105	$654
Interest cost capitalized	$4,538	$5,340
(Decrease) increase in accrued capital expenditures	$(3,394)	$9,347
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606) and ASC 610-20, Other Income: Gains and Losses from the Derecognition of Non-financial Assets (ASC 610-20) using a modified retrospective (cumulative effect) method of adoption. The core principle of ASC 606 is that an entity will recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when it satisfies performance obligations. The Company’s primary source of revenue is from lease revenue (which is excluded from the revenue standard but will be impacted upon adoption of the lease standard in 2019 discussed in Impact of Recently Issued Accounting Standards) and mortgage and other financing income (which is not in scope of the revenue standard). ASC 610-20 provides guidance on how entities recognize sales to non-customers including presentation of gain or loss on a net basis in the consolidated statements of income. The Company has concluded that its property sales represent transactions with non-customers. The Company had two property sale transactions that occurred in 2017 in which the Company received an aggregate of $12.3 million in mortgage notes receivable as full consideration for the sales. The mortgage notes require interest only payments until maturity and the Company determined in 2017 that these transactions qualified as sales; however, the gain on each sale was deferred. Upon adoption of ASC 610-20 on January 1, 2018, the Company determined that these transactions did not qualify for de-recognition. Accordingly, the Company recorded an adjustment in the six months ended June 30, 2018 to reclassify these assets from mortgage notes receivable to rental properties on its consolidated balance sheet. All other sales of real estate were all cash transactions in which the purchaser obtained control of the property, therefore, there was no cumulative adjustment recognized to beginning retained earnings as a result of adopting ASC 610-20.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $36.0 million and $32.9 million as of June 30, 2018 and December 31, 2017, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the non-cancellable terms of the leases. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. For the six months ended June 30, 2018 and 2017, the Company recognized $3.9 million and $9.1 million, respectively, of straight-line rental revenue. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. For both the six months ended June 30, 2018 and 2017, the Company recognized $7.7 million of tenant reimbursements that related to the operations of its entertainment retail centers. Certain reclassifications have been made to the 2017 presentation to conform to the 2018 presentation to combine tenant reimbursements with rental revenue. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $3.0 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (34%) of the megaplex theatre rental properties held by the Company at June 30, 2018. For the six months ended June 30, 2018 and 2017, approximately $57.4 million or 16.0% and $57.6 million or 20.8%, respectively, of the Company's total revenues were derived from rental payments by AMC. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

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

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $7.6 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $147 thousand and $361 thousand for the six months ended June 30, 2018 and 2017, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive

Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $6.9 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $570 thousand and $599 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. For its net investment hedges, the Company has elected to assesses hedge effectiveness using a method based on changes in spot exchange rates and record the changes in the fair value amounts excluded from the assessment of effectiveness into earnings on a systematic and rational basis. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company's policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. The ASU will require lessees to classify leases as either finance or operating leases based on certain criteria and to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. The standard eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions and will require new disclosures within the notes accompanying the consolidated financial statements.
Although the Company is primarily a lessor, ASU No. 2016-02 will impact the Company’s consolidated financial statements and disclosures as it has certain operating land leases and other arrangements for which it is the lessee and will be required to recognize these arrangements on the consolidated financial statements. For the land lease arrangements, the Company is also, in substantially all cases, in a sub-lessor position and passes the obligation to pay the monthly land lease payments on to its sublessees. The Company has completed its initial inventory and evaluation of the land leases and other arrangements and expects that it will be required to recognize a right-of-use asset and a lease liability for the present value of the minimum lease payments. The Company is in the process of preparing the initial estimates of the amount of its right-of-use assets and lease liabilities. Based on the current contracts under which the Company is a lessee, it is estimated that its right-of-use assets and lease liabilities to be recognized upon adoption will be less than 4% of total assets. However, the ultimate impact of adopting ASU No. 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
A substantial portion of the Company’s lease contracts (under which it is lessor) are triple-net leases, which require the tenants to make payments to third parties for operating expenses such as property taxes, insurance and common area maintenance costs associated with the properties. The Company currently does not include these payments made by the lessee to third parties in rental revenue or property operating expenses. Because of applying the guidance in ASU No. 2016-02, the Company may be required to show certain payments made by its tenants on a gross basis in its consolidated statements of income. Although no impact to net income or cash flows is expected as a result of a gross presentation, it would have the impact of increasing both reported revenues and property operating expenses. The Company is continuing to evaluate the impact of this potential presentation.
The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company has concluded it will apply the package of practical expedients and certain other transition expedients, including the expedient to not evaluate existing or expired land easements. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019.
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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements	$4,390,112	$4,123,356
Furniture, fixtures & equipment	89,559	87,630
Land	1,158,347	1,108,805
Leasehold interests	25,774	25,774
	5,663,792	5,345,565
Accumulated depreciation	(810,604)	(741,334)
Total	$4,853,188	$4,604,231
Depreciation expense on rental properties was $72.9 million and $59.3 million for the six months ended June 30, 2018 and 2017, respectively.

4. Impairment Charges

In July 2018, the Company entered into a new lease agreement with Children’s Learning Adventure USA (CLA) related to 21 open schools which replaces the prior lease arrangements and provides for a one-month term for rent of $1.0 million expiring on August 31, 2018. If the new lease is not extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. The Company had $250.9 million classified in rental properties, net, in the accompanying consolidated balance sheets at June 30, 2018 for these 21 schools, and determined that the estimated undiscounted future cash flow exceed the carrying values of these properties. In addition, CLA also agreed to relinquish control of four of the Company’s properties that were still under development as the Company no longer intends to develop these properties for CLA.  As a result, the Company revised its estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these four properties. During the three months ended June 30, 2018, the Company determined the estimated fair value of these properties using Level 3 inputs, including independent appraisals of these properties, and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge is primarily related to the cost of improvements specific to the development of CLA’s prototype.

5. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2018 totaled $238.5 million, and included investments in each of its primary operating segments.

Entertainment investment spending during the six months ended June 30, 2018 totaled $49.3 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as a $7.5 million megaplex theatre acquisition.

Recreation investment spending during the six months ended June 30, 2018 totaled $150.6 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, a $7.8 million acquisition of a recreation facility, an investment of $10.3 million in a mortgage note secured by one other recreation facility and the acquisition of one attraction property described below.

On June 22, 2018, the Company acquired one attraction property located in Pagosa Springs, Colorado for approximately $36.4 million. The property is a natural hot springs resort and spa on approximately eight acres and is subject to a long-term, triple-net lease.

Education investment spending during the six months ended June 30, 2018 totaled $38.6 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $8.4 million on two early education center acquisitions.

Mortgage Notes
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

On May 7, 2018, Boyne USA, Inc. (Boyne) purchased seven ski properties from Och-Ziff Real Estate (OZRE) that partially secured the Company's mortgage note receivable due from OZRE. Following the acquisition by Boyne, OZRE made a partial prepayment to the Company of $175.4 million on this mortgage note receivable, leaving a carrying value of $74.6 million at June 30, 2018 that is secured by the remaining six ski properties. In connection with the partial prepayment of this note, the Company recognized a prepayment fee totaling $45.9 million that is included in mortgage and other financing income in the accompanying consolidated statements of income for the three and six months ended June 30, 2018.

On May 29, 2018, the Company received a partial prepayment of $8.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock Tower in Chicago, Illinois. In connection with the partial prepayment of this note, the Company recognized a prepayment fee of $1.4 million that is included in mortgage and other financing income in the accompanying consolidated statements of income for the three and six months ended June 30, 2018.

Dispositions
During the six months ended June 30, 2018, the Company completed the sales of two entertainment parcels located in Illinois for net proceeds totaling $4.2 million. In connection with these sales, the Company recognized a gain on sale of $0.5 million during the six months ended June 30, 2018. Additionally, the Company completed the sale of one early education center for net proceeds of $1.6 million. No gain or loss was recognized on this sale.

Subsequent to June 30, 2018, pursuant to a tenant purchase option, the Company completed the sale of one public charter school located in California for net proceeds totaling $11.9 million. In connection with this sale, the Company will recognize a gain on sale of $1.9 million during the third quarter of 2018.

6. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Receivable from tenants	$17,766	$19,923
Receivable from non-tenants	4,745	3,932
Receivable from Sullivan County Infrastructure Revenue Bonds	16,883	14,718
Straight-line rent receivable	67,903	62,605
Allowance for doubtful accounts	(9,493)	(7,485)
Total	$97,804	$93,693

The above totals include receivables from tenants of approximately $7.2 million and $6.0 million from CLA, which were fully reserved in the allowance for doubtful accounts at June 30, 2018 and December 31, 2017, respectively. See Note 14 for further discussion related to CLA. During the three months ended June 30, 2018, the Company recorded impairment charges of $16.5 million related to four properties classified in land held for development. See Note 4 for further discussion on impairment charges recognized related to CLA properties.
7. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s leases of six public charter school properties as of June 30, 2018 and December 31, 2017, with affiliates of Imagine Schools, Inc. (Imagine). Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Total minimum lease payments receivable	$109,294	$112,411
Estimated unguaranteed residual value of leased assets	47,000	47,000
Less deferred income (1)	(97,989)	(101,508)
Investment in direct financing leases, net	$58,305	$57,903

(1) Deferred income is net of $0.8 million of initial direct costs at June 30, 2018 and December 31, 2017.

During the year ended December 31, 2017, the Company recorded an impairment charge of $9.6 million, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value. The Company determined that no additional allowance for losses was necessary at June 30, 2018.

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

The Company’s direct financing leases have expiration dates ranging from approximately 14 to 16 years. Future minimum rentals receivable on these direct financing leases at June 30, 2018 are as follows (in thousands):

Amount
Year:
2018	$3,184
2019	6,490
2020	6,685
2021	6,885
2022	7,092
Thereafter	78,958
Total	$109,294

Subsequent to June 30, 2018, the Company completed the sale of four public charter school properties leased to Imagine, located in Arizona, Ohio and Washington D.C for net proceeds of $43.4 million. In connection with this sale, the Company expects to recognize a gain on sale of $5.5 million during the third quarter of 2018.

8. Debt and Capital Markets

On January 2, 2018, the Company prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by one theatre property.

Additionally, on February 28, 2018, the Company redeemed all of its outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, the Company recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the six months ended June 30, 2018.

On April 16, 2018, the Company issued $400.0 million in aggregate principal amount of senior notes due April 15, 2028 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until the stated maturity date of April 15, 2028. The notes were issued at 98.883% of their face value and are unsecured. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt. Net proceeds from the note offering were used to pay down the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of June 30, 2018, the Company had invested approximately $30.0 million included in rental properties in the accompanying consolidated balance sheet for one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at June 30, 2018 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At June 30, 2018, the Company's recorded investment in two unconsolidated VIEs totaled $180.4 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $180.4 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $0.6 million and $0.1 million recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively. The Company had derivative assets of $40.7 million and $25.8 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively. The Company had not posted or received collateral with its derivative counterparties as of June 30, 2018 or December 31, 2017. See Note 11 for disclosures relating to the fair value of the derivative instruments as of June 30, 2018 and December 31, 2017.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its LIBOR based borrowings. To accomplish these objectives, the Company currently uses interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt or payment of variable-rate amounts from a counterparty which results in the Company recording net interest expense that is fixed over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2018, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of borrowings under the unsecured term loan facility from July 6, 2017 to April 5, 2019. Additionally, as of June 30, 2018, the Company had three additional interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under the unsecured term loan facility from November 6, 2017 to April 5, 2019 and on $350.0 million of borrowings under the unsecured term loan facility from April 6, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2018, the Company estimates that during the twelve months ending June 30, 2019, $2.4 million will be reclassified from AOCI to a reduction of interest expense.

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

As of June 30, 2018, the Company had USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through July 1, 2018.
Additionally, on August 30, 2017, the Company entered into a cross-currency swap that became effective July 1, 2018 with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020. On June 29, 2019, the Company entered into two cross-currency swap agreements designated as net investment hedges and are described below.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

As of June 30, 2018, the Company estimates that during the twelve months ending June 30, 2019, $0.4 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, on June 13, 2013, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million USD with a July 2018 settlement. The exchange rate of this forward contract is approximately $1.06 CAD per USD. Additionally, on February 28, 2014, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million USD with a July 2018 settlement date. The exchange rate of this forward contract was approximately $1.13 CAD per USD.

On June 29, 2018, the Company de-designated these CAD to USD currency forward agreements in conjunction with entering into new agreements, described below, effectively terminating the currency forward agreements. These contracts were previously designated as net investment hedges. Subsequent to June 30, 2018, the Company received $30.8 million of cash in connection with the settlement of the CAD to USD currency forward agreements. The corresponding change in value of the forward contracts for the period from inception through settlement of $30.8 million will be reported in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company's investment in its four Canadian properties.

Additionally, on June 29, 2018, the Company entered into two cross-currency swaps, designated as net investment hedges that became effective July 1, 2018 with a total fixed notional value of $200.0 million CAD and $151.6 million USD with a maturity date of July 1, 2023. Included in this net investment hedge, the Company locked in an exchange rate of $1.32 CAD per USD on approximately $4.5 million of additional annual CAD denominated cash flows on the properties through July 1, 2023.

For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2018 and 2017.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2018 and 2017 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2018	2017	2018	2017
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$2,115	$(297)	$6,893	$207
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	275	(913)	262	(1,984)
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	447	(209)	1,062	(375)
Amount of Income Reclassified from AOCI into Earnings (2)	621	697	1,175	1,359

Net Investment Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(591)	—	(591)	—
Amount of Income Reclassified from AOCI into Earnings	—	—	—	—
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	4,009	(3,166)	8,555	(4,715)
Amount of Income Reclassified from AOCI into Earnings	—	—	—	—

Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$5,980	$(3,672)	$15,919	$(4,883)
Amount of Income (Expense) Reclassified from AOCI into Earnings	896	(216)	1,437	(625)

Interest expense, net in accompanying consolidated statements of income	34,079	32,967	68,416	63,659
Other income in accompanying consolidated statements of income	646	1,304	1,276	1,996

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, the fair value of the Company's derivatives in a liability position related to these agreements was $0.6 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $0.6 million. As of June 30, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2018 and December 31, 2017 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
June 30, 2018
Cross-Currency Swaps*	$—	$794	$—	$794
Cross-Currency Swaps**	—	(591)	—	(591)
Currency Forward Agreements*	$—	$30,791	$—	$30,791
Interest Rate Swap Agreements*	$—	$9,127	$—	$9,127
December 31, 2017
Cross-Currency Swaps*	$—	$1,041	$—	$1,041
Cross-Currency Swaps**	$—	$(134)	$—	$(134)
Currency Forward Agreements*	$—	$22,235	$—	$22,235
Interest Rate Swap Agreements*	$—	$2,496	$—	$2,496
*Included in "Other assets" in the accompanying consolidated balance sheets.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring Fair Value Measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the six months ended June 30, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Six Months Ended June 30, 2018
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period

June 30, 2018
Land held for development	$—	$—	$9,805	$9,805

As discussed further in Note 4, during the three months ended June 30, 2018, the Company recorded impairment charges totaling $16.5 million related to land held for development and property under development. Management estimated the fair values of these investments taking into account various factors including the independent appraisals, the shortened hold period and current market conditions. The Company determined, based on inputs, that its valuation of land held for development and property under development classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2018 and December 31, 2017:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2018, the Company had a carrying value of $641.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.67%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.43%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of

7.50% to 11.50%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $666.1 million with an estimated weighted average market rate of 9.37% at June 30, 2018.

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

Investment in direct financing leases, net:
At June 30, 2018 and December 31, 2017, the Company had an investment in direct financing leases with a carrying value of $58.3 million and $57.9 million, respectively, and with a weighted average effective interest rate of 11.98% for both periods. At June 30, 2018 and December 31, 2017, the investment in direct financing leases bear interest at effective rates of 11.90% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at June 30, 2018 and December 31, 2017.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2018, the Company had a carrying value of $455.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.71%. The carrying value of the variable rate debt outstanding approximated the fair value at June 30, 2018.

At December 31, 2017, the Company had a carrying value of $635.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.58%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2017.

At June 30, 2018 and December 31, 2017, $350.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements.

At June 30, 2018, the Company had a carrying value of $2.57 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.86%. Discounting the future cash flows for fixed rate debt using June 30, 2018 market rates of 3.11% to 5.26%, management estimates the fair value of the fixed rate debt to be approximately $2.55 billion with an estimated weighted average market rate of 4.85% at June 30, 2018.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2018 and 2017 (amounts in thousands except per share information):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$91,581			$121,119
Less: preferred dividend requirements	(6,036)			(12,072)
Net income available to common shareholders	$85,545	74,329	$1.15	$109,047	74,238	$1.47
Diluted EPS:
Net income available to common shareholders	$85,545	74,329		$109,047	74,238
Effect of dilutive securities:
Share options	—	36			35
Net income available to common shareholders	$85,545	74,365	$1.15	$109,047	74,273	$1.47

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$80,535			$134,451
Less: preferred dividend requirements	(5,952)			(11,904)
Net income available to common shareholders	$74,583	73,159	$1.02	$122,547	68,621	$1.79
Diluted EPS:
Net income available to common shareholders	$74,583	73,159		$122,547	68,621
Effect of dilutive securities:
Share options	—	66		—	68
Net income available to common shareholders	$74,583	73,225	$1.02	$122,547	68,689	$1.78

The additional 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017, respectively, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2018 and 2017. However, options to purchase 86 thousand and 5 thousand common shares at per share prices ranging from $56.94 to $76.63 and ranging from $61.79 to $76.63, were outstanding for the three and six months ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2018, there were 1,309,271 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81
Exercised	(5,742)	45.20	—	61.79	52.42
Granted	3,835	56.94	—	56.94	56.94
Forfeited/Expired	(205)	51.64	—	61.79	59.02
Outstanding at June 30, 2018	255,494	$19.02	—	$76.63	$51.87
The weighted average fair value of options granted was $3.03 and $7.91 during the six months ended June 30, 2018 and 2017, respectively. The intrinsic value of share options exercised was $0.1 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, share-option expense to be recognized in future periods was $0.2 million.

The expense related to share options included in the determination of net income for the six months ended June 30, 2018 and 2017 was $0.1 million and $0.4 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the six months ended June 30, 2018: risk-free interest rate of 2.7%, dividend yield of 7.6%, volatility factors in the expected market price of the Company’s common shares of 18.9%, 0.74% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at June 30, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	0.9
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.5
40.00 - 49.99	84,509	3.6
50.00 - 59.99	76,474	5.7
60.00 - 69.99	79,771	6.6
70.00 - 76.63	2,215	8.7
	255,494	5.1	$51.87	$3,328

The following table summarizes exercisable options at June 30, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	0.9
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.5
40.00 - 49.99	84,509	3.6
50.00 - 59.99	72,639	5.5
60.00 - 69.99	58,593	6.6
70.00 - 76.63	554	8.7
	228,820	4.8	$50.68	$3,234

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	620,122	$68.07
Granted	295,202	56.94
Vested	(244,852)	65.33
Forfeited	(38)	56.94
Outstanding at June 30, 2018	670,434	$64.17	1.40
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $16.0 million and $15.0 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, unamortized share-based compensation expense related to nonvested shares was $27.1 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	19,030	$70.91
Granted	23,571	61.25
Vested	(19,030)	70.91
Outstanding at June 30, 2018	23,571	$61.25	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2018, unamortized share-based compensation expense related to restricted share units was $1.3 million.

14. Other Commitments and Contingencies

As of June 30, 2018, the Company had an aggregate of approximately $110.8 million of commitments to fund development projects including 12 entertainment development projects for which it had commitments to fund approximately $24.7 million, five recreation development projects for which it had commitments to fund approximately $52.2 million and seven education development projects for which it had commitments to fund approximately $33.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of June 30, 2018, the Company had a commitment to fund approximately $201.2 million, of which $86.1 million had been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received reimbursements of $43.4 million and $23.9 million of construction costs during the years ended December 31, 2016 and 2017, respectively. During the six months ended June 30, 2018, the Company received an additional reimbursement of $6.9 million. Construction of infrastructure improvements is currently expected to be completed in the remainder of 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2018, the Company had five mortgage notes receivable with commitments totaling approximately $18.6 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.7 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. The Company recorded $13.3 million as a deferred asset included in other assets and $13.3 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2018 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2018, the Company had six surety bonds outstanding totaling $22.8 million.

Resort Project in Sullivan County, New York
Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Resorts World Catskills resort property (the Cappelli Group), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and the Company's relationship with the Empire Resorts, Inc. and certain of its subsidiaries. This litigation involved three separate cases filed in state and federal court. Two of the cases, a state and the federal case, were previously closed and resulted in no liability by the Company.

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached a casino development agreement, dated June 18, 2010. On June 29, 2018, the Company entered into a settlement agreement with the Cappelli Group whereby each of the parties fully settled all disputes between and among them. The terms of the settlement agreement include, among other terms, the Company’s payment of $2.0 million to the Cappelli Group, the mutual release of all parties, and the dismissal of the Westchester

Action with prejudice. Additionally, during the three months ended June 30, 2018, the Company paid approximately $90 thousand in professional fees associated with the settlement.
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

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties will pay monthly rent for the months of March, April, May, June and July in the amounts of $750 thousand, $750 thousand, $750 thousand, $1.0 million and $1.0 million, respectively, (b) resolution of restructuring of the leases between the Company and the CLA Parties will be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay is granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties will not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code was extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties have made all of the required rent payments since entering into the Stipulation.

In July 2018, the Company entered into a new lease agreement with CLA related to the 21 operating properties which replaces the prior lease arrangements and provides for a one-month term for rent of $1.0 million expiring on August 31, 2018. The Company may agree to extend this lease, in its sole discretion, if the Company believes CLA is making adequate progress towards a satisfactory restructuring. If the new lease is not extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. CLA also agreed to relinquish control of the four properties that were still under development as the Company no longer intends to develop these properties for CLA.
CLA continues to negotiate with third parties regarding a restructuring that would permit CLA to continue operation of the CLA properties. In addition, the Company is actively pursuing other alternatives for these properties, including replacement tenants and operators. There can be no assurances as to the ultimate outcome of such actions or the Company's pursuit of its legal remedies with respect to the CLA properties.

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of June 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,376,492	$2,050,032	$1,420,034	$201,976	$55,690	$6,104,224

	As of December 31, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,380,129	$2,102,041	$1,429,992	$199,052	$80,279	$6,191,493

Operating Data:
	Three Months Ended June 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$74,640	$34,443	$25,649	$2,287	$—	$137,019
Other income	4	—	—	—	642	646
Mortgage and other financing income	2,100	57,540	5,562	—	—	65,202
Total revenue	76,744	91,983	31,211	2,287	642	202,867

Property operating expense	5,816	24	644	689	161	7,334
Total investment expenses	5,816	24	644	689	161	7,334
Net operating income - before unallocated items	70,928	91,959	30,567	1,598	481	195,533

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,976)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(15)
Interest expense, net						(34,079)
Transaction costs						(405)
Impairment charges						(16,548)
Depreciation and amortization						(37,582)
Equity in loss from joint ventures						(88)
Gain on sale of real estate						473
Income tax expense						(642)
Net income						91,581
Preferred dividend requirements						(6,036)
Net income available to common shareholders of EPR Properties						$85,545

Operating Data:
	Three Months Ended June 30, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$69,403	$29,384	$22,333	$2,290	$—	$123,410
Other income	606	—	1	—	697	1,304
Mortgage and other financing income	1,096	13,104	8,868	—	—	23,068
Total revenue	71,105	42,488	31,202	2,290	697	147,782

Property operating expense	5,545	29	32	353	113	6,072
Total investment expenses	5,545	29	32	353	113	6,072
Net operating income - before unallocated items	65,560	42,459	31,170	1,937	584	141,710

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(10,660)
Costs associated with loan refinancing or payoff						(9)
Gain on early extinguishment of debt						977
Interest expense, net						(32,967)
Transaction costs						(218)
Impairment charges						(10,195)
Depreciation and amortization						(33,148)
Equity in income from joint ventures						59
Gain on sale of real estate						25,461
Income tax expense						(475)
Net income						80,535
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$74,583

Operating Data:
	Six Months Ended June 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$149,488	$67,875	$48,034	$4,546	$—	$269,943
Other income	4	62	—	—	1,210	1,276
Mortgage and other financing income	2,902	71,245	12,469	—	—	86,616
Total revenue	152,394	139,182	60,503	4,546	1,210	357,835

Property operating expense	12,045	57	1,473	1,003	320	14,898
Total investment expenses	12,045	57	1,473	1,003	320	14,898
Net operating income - before unallocated items	140,349	139,125	59,030	3,543	890	342,937

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(25,300)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(31,958)
Interest expense, net						(68,416)
Transaction costs						(1,014)
Impairment charges						(16,548)
Depreciation and amortization						(75,266)
Equity in loss from joint ventures						(37)
Gain on sale of real estate						473
Income tax expense						(1,662)
Net income						121,119
Preferred dividend requirements						(12,072)
Net income available to common shareholders of EPR Properties						$109,047

Operating Data:
	Six Months Ended June 30, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$138,243	$46,683	$44,690	$4,580	$—	$234,196
Other income	612	—	1	—	1,383	1,996
Mortgage and other financing income	2,275	21,010	17,417	—	—	40,702
Total revenue	141,130	67,693	62,108	4,580	1,383	276,894

Property operating expense	11,380	57	32	693	260	12,422
Total investment expenses	11,380	57	32	693	260	12,422
Net operating income - before unallocated items	129,750	67,636	62,076	3,887	1,123	264,472

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(21,717)
Costs associated with loan refinancing or payoff						(14)
Gain on early extinguishment of debt						977
Interest expense, net						(63,659)
Transaction costs						(275)
Impairment charges						(10,195)
Depreciation and amortization						(61,225)
Equity in income from joint ventures						51
Gain on sale of real estate						27,465
Income tax expense						(1,429)
Net income						134,451
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$122,547

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018, as supplemented by Part II, Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018, as supplemented by Part II, Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018.

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of June 30, 2018, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $0.8 billion) which included investments in each of our four operating segments with properties located in 43 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 151 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 11 family entertainment centers. Our portfolio of owned entertainment properties consisted of 13.3 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 18 ski areas, 21 attractions, 31 golf entertainment complexes and ten other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

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

The combined owned portfolio consisted of 21.2 million square feet and was 99% leased. As of June 30, 2018, we had a total of approximately $268.1 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at June 30, 2018. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2018 and December 31, 2017.

Of our total investments of $6.7 billion at June 30, 2018, $3.0 billion or 44% related to our Entertainment segment, $2.1 billion or 32% related to our Recreation segment, $1.4 billion or 21% related to our Education segment and $179.3 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2018 and 2017 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase	2018	2017	Increase (decrease)
Total revenue (1)	$202.9	$147.8	37%	$357.8	$276.9	29%
Net income available to common shareholders per diluted share (2)	1.15	1.02	13%	1.47	1.78	(17)%
FFOAA per diluted share (3)	1.87	1.29	45%	3.12	2.48	26%

(1) Total revenue for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 was favorably impacted by the effect of investment spending, including our transaction with CNL Lifestyle Properties Inc. ("CNL Lifestyle") and funds affiliated with Och-Ziff Real Estate ("OZRE"), which closed on April 6, 2017. Total revenue for the three and six months ended June 30, 2018 was also favorably impacted by $47.3 million in prepayment fees from the partial payoff of two mortgage notes. Total revenue for the three and six months ended June 30, 2018 and 2017 was unfavorably impacted by property dispositions and note payoffs that occurred in 2018 and 2017.

(2) Net income available to common shareholders per diluted share for the six months ended June 30, 2018 versus the six months ended June 30, 2017 was also impacted by the items affecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 was unfavorably impacted by increases in interest expense, costs associated with loan refinancing or payoff (primarily related to our redemption of our 7.75% Senior Notes due 2020), general and administrative expense, bad debt expense, litigation settlement expense, transaction costs and impairment charges. Net income available to common shareholders per diluted share for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 was also unfavorably impacted by lower gains on sale of real estate, a gain on early extinguishment of debt recognized in 2017 and an increase in common shares outstanding.

(3) FFOAA per diluted share for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 was also impacted by the items affecting total revenue as described above. Additionally, FFOAA per diluted share for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 was unfavorably impacted by lower termination fees recognized with the exercise of tenant purchase options, as well as increases in interest expense, general and administrative expense, bad debt expense and common shares outstanding.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the impairment of mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the six months ended June 30, 2018, there were no changes to critical accounting policies.

Recent Developments and Capital Recycling

Debt Financing

On January 2, 2018, we prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by a theatre property.

Additionally, on February 28, 2018, we redeemed all of our outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, we recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the six months ended June 30, 2018.

On April 16, 2018, we issued $400.0 million in aggregate principal amount of senior notes due April 15, 2028 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until the stated maturity date of April 15, 2028. The notes were issued at 98.883% of their face value and are unsecured. We used the net proceeds from the note offering of $391.8 million to pay down our unsecured revolving credit facility.

Investment Spending

Our investment spending during the six months ended June 30, 2018 totaled $238.5 million, and included investments in each of our primary operating segments.

Entertainment investment spending during the six months ended June 30, 2018 totaled $49.3 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as a $7.5 million megaplex theatre acquisition.

Recreation investment spending during the six months ended June 30, 2018 totaled $150.6 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, a $7.8 million acquisition of a recreation facility, and an investment of $10.3 million in a mortgage note secured by one other recreation facility and the acquisition of one attraction property described below.

On June 22, 2018, we acquired one attraction property located in Pagosa Springs, Colorado for approximately $36.4 million. The property is a natural hot springs resort and spa on approximately eight acres and is subject to a long-term, triple-net lease.

Education investment spending during the six months ended June 30, 2018 totaled $38.6 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $8.4 million on two early education center acquisitions.

The following table details our investment spending by category during the six months ended June 30, 2018 and 2017 (in thousands):

Six Months Ended June 30, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$49,350	$22,255	$19,600	$7,495	$—
Recreation	150,575	94,676	452	44,206	11,241
Education	38,551	22,058	—	8,416	8,077
Other	29	29	—	—	—
Total Investment Spending	$238,505	$139,018	$20,052	$60,117	$19,318

Six Months Ended June 30, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$114,227	$26,913	$35,646	$47,905	$3,763
Recreation	866,134	79,419	579	513,906	272,230
Education	182,188	84,685	—	26,963	70,540
Other	763	763	—	—	—
Total Investment Spending	$1,163,312	$191,780	$36,225	$588,774	$346,533

The above amounts include $65 thousand and $71 thousand in capitalized payroll, $4.5 million and $5.3 million in capitalized interest and $0.5 million and $2.7 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2018 and 2017, respectively. Excluded from the table above is approximately $10.2 million and $2.8 million of maintenance capital expenditures and other spending for the six months ended June 30, 2018 and 2017, respectively.

Property Dispositions

During the six months ended June 30, 2018, we completed the sales of two entertainment parcels located in Illinois for net proceeds totaling $4.2 million. In connection with these sales, we recognized a gain on sale of $0.5 million during the six months ended June 30, 2018. Additionally, we completed the sale of one early education center for net proceeds of $1.6 million. No gain or loss was recognized on this sale.

Subsequent to June 30, 2018, we completed the sale of four public charter schools, classified as investment in direct financing leases, and leased to Imagine Schools, Inc. for net proceeds of $43.4 million. In connection with this sale, we will recognize a $5.5 million gain on sale during the third quarter of 2018. Additionally subsequent to June 30, 2018, pursuant to a tenant purchase option, we completed the sale of one public charter school located in California for net proceeds totaling $11.9 million. In connection with this sale, we will recognize a gain on sale of $1.9 million during the third quarter of 2018.

Recreation Tenant Update

During the three months ended June 30, 2018, Six Flags Entertainment Corporation ("Six Flags") completed their acquisition of the leasehold interest in five of our attraction properties which were previously operated by Premier Parks, LLC. As a result, Six Flags operates six of our attraction properties at June 30, 2018.

Mortgage Notes Receivable

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

On May 7, 2018, Boyne USA, Inc. ("Boyne") purchased seven ski properties from OZRE that partially secured our mortgage note receivable due from OZRE. Following the acquisition by Boyne, OZRE made a partial prepayment of $175.4 million on this mortgage note receivable, leaving a carrying value of $74.6 million at June 30, 2018 that is secured by the remaining six ski properties. In connection with the partial prepayment of this note, we recognized a prepayment fee totaling $45.9 million.
On June 4, 2018, Vail Resorts, Inc. announced it intends to acquire four ski properties from OZRE. This sale is expected to close by the end of the year. These four properties partially secure our mortgage note receivable from OZRE and in conjunction with this sale it is expected that OZRE will prepay the entire remaining note balance. In connection with this prepayment, we are entitled to receive a prepayment fee, the amount of which is dependent upon the timing of the note repayment, and is currently estimated to be approximately $15.0 million.
On May 29, 2018, we received a partial prepayment of $8.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock Tower in Chicago, Illinois. In connection with the partial prepayment of this note, we recognized a prepayment fee of $1.4 million.

Cappelli Legal Settlement
On June 29, 2018, we entered into a settlement agreement with affiliates of Louis Cappelli (the "Cappelli Group") whereby each of the parties fully settled all disputes between and among them relating to previously disclosed litigation in which we were the defendant. The terms of the settlement agreement include, among other terms, a payment of $2.0 million to the plaintiffs, the mutual release of all parties, and the dismissal of the final pending New York state court case with prejudice. Additionally, during the three months ended June 30, 2018, we paid approximately $90 thousand in professional fees associated with the settlement. See Note 14 for further discussion related to the Cappelli Group legal settlement.

Early Childhood Education Tenant Update
As previously disclosed, certain subsidiaries of Children's Learning Adventure USA ("CLA") that are tenants of our leases (the "CLA Debtors") filed petitions in bankruptcy under Chapter 11 seeking the protections of the U.S. Bankruptcy Code. On March 14, 2018, we, CLA, CLA Debtors and certain other CLA subsidiaries' operating properties owned by us (collectively, the "CLA Parties") entered into and filed a Stipulation to Resolve Pending Motions (the "Stipulation") providing that (a) the CLA Parties will pay monthly rent of $750,000 for the months of March, April and May, and monthly rent of $1.0 million for the months of June and July, (b) resolution of restructuring of the leases between us and the CLA Parties will be concluded no later than July 31, 2018 (the "Forbearance Period"), (c) relief from stay is granted with respect to our properties as needed to implement the Stipulation, (d) the parties will not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code was extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation.

In July 2018, we entered into a new lease agreement with CLA related to 21 open schools which replaces the prior lease arrangements and provides for a one-month term for rent of $1.0 million expiring on August 31, 2018. We may agree to extend this lease, in our sole discretion, if we believe CLA is making adequate progress towards a satisfactory restructuring. CLA made all of the $4.2 million of scheduled rent payments under the prior lease arrangements covering the period of March through July, 2018. If the new lease is not extended, CLA will be required to expeditiously vacate these properties, in which case we intend to lease some or all of the 21 schools to other operators. We had $250.9 million classified in rental properties, net, in the accompanying consolidated balance sheets at June 30, 2018 for these 21 schools, and determined that the estimated undiscounted future cash flow exceed the carrying values of these properties.

As part of this agreement, CLA also agreed to relinquish control of four of our properties that were still under development as we no longer intend to develop these properties for CLA.  As a result, we revised our estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties. During the three months ended June 30, 2018, we obtained independent appraisals of these four properties and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge is primarily related to the cost of improvements specific to the development of CLA’s prototype.
CLA continues to negotiate with third parties regarding a restructuring that would permit CLA to continue operation of the CLA properties. In addition, we are actively pursuing other alternatives for these properties, including replacement tenants and operators. There can be no assurances as to the ultimate outcome of such actions or our pursuit of our legal remedies with respect to the CLA properties.
We fully reserved approximately $7.2 million and $6.0 million in receivables from CLA at June 30, 2018 and December 31, 2017, respectively. If we receive payments from CLA in the future, we will recognize such payments on a cash basis until a successful restructuring is completed.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Rental revenue was $137.0 million for the three months ended June 30, 2018 compared to $123.4 million for the three months ended June 30, 2017. This increase resulted primarily from $14.3 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 and conversion and reclassification of certain mortgage notes, partially offset by a decrease of $0.5 million in rental revenue due primarily to property dispositions, as well as a reduction in rental revenue of $0.2 million relating to CLA. Percentage rents of $1.7 million and $1.6 million were recognized during the three months ended June 30, 2018 and 2017, respectively. Straight-line rents of $2.1 million and $4.0 million were recognized during the three months ended June 30, 2018 and 2017, respectively. Tenant reimbursements of $3.8 million and $3.9 million were recognized during the three months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, we renewed two lease agreements on approximately 100,509 square feet and funded or agreed to fund an average of $69.65 per square foot in tenant improvements. We experienced a decrease of approximately 18.1% in rental rates and paid no leasing commissions with respect to these renewals.

Mortgage and other financing income for the three months ended June 30, 2018 was $65.2 million compared to $23.1 million for the three months ended June 30, 2017. The $42.1 million increase was primarily due to prepayment fees received in connection with partial prepayments on two mortgage notes during the three months ended June 30, 2018 totaling $47.3 million. See Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail. The increase was also due to additional real estate lending activities during 2018 and 2017. These increases were partially offset by the conversion of a mortgage note secured by 28 early education properties to leased properties during the six months ended June 30, 2018, as well as six public charter school properties reclassified from direct financing lease to operating leases in 2017 and other note payoffs during 2018 and 2017.
Our property operating expenses totaled $7.3 million for the three months ended June 30, 2018 compared to $6.1 million for the three months ended June 30, 2017. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.2 million increase resulted from higher property operating expenses at our multi-tenant properties, as well as an increase in bad debt expense.
Our general and administrative expense totaled $13.0 million for the three months ended June 30, 2018 compared to $10.7 million for the three months ended June 30, 2017. The increase of $2.3 million related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees.
Litigation settlement expense was $2.1 million for the three months ended June 30, 2018 and related to the settlement of our litigation with the Cappelli Group. See Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail. There was no litigation settlement expense for the three months ended June 30, 2017.
Gain on early extinguishment of debt for the three months ended June 30, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the three months ended June 30, 2018.
Our net interest expense increased by $1.1 million to $34.1 million for the three months ended June 30, 2018 from $33.0 million for the three months ended June 30, 2017. This increase resulted from an increase in average borrowings partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Impairment charges for the three months ended June 30, 2018 totaled $16.5 million and related to two partially completed early education centers and two land parcels with site improvements. See Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Impairment charges for the three months ended June 30, 2017 totaled $10.2 million and related to six charter school properties included in our investment in a direct financing lease. See Note 7 to the consolidated financial statements included in the Quarterly Report on Form 10-Q for further information.

Depreciation and amortization expense totaled $37.6 million for the three months ended June 30, 2018 compared to $33.1 million for the three months ended June 30, 2017. The $4.5 million increase resulted primarily from acquisitions and developments completed in 2017 and 2018. This increase was partially offset by property dispositions that occurred during 2017 and 2018.

Gain on sale of real estate was $0.5 million for the three months ended June 30, 2018 and related to the sale of two entertainment parcels. Gain on sale of real estate was $25.5 million for the three months ended June 30, 2017 and related to the sale of three entertainment properties, the exercise of two tenant purchase options on public charter school properties and the sale of two additional education properties.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Rental revenue was $269.9 million for the six months ended June 30, 2018 compared to $234.2 million for the six months ended June 30, 2017. This increase resulted primarily from $38.8 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 (including our transaction with CNL Lifestyle which closed on April 6, 2017), and conversion and reclassification of certain mortgage notes, partially offset by a decrease of $0.9 million in rental revenue due primarily to property dispositions, as well as a reduction in rental revenue of $2.2 million relating to CLA. Percentage rents of $3.0 million and $2.5 million were recognized during the six months ended June 30, 2018 and 2017, respectively. Straight-line rents of $3.9 million and $9.1 million were recognized during the six months ended June 30, 2018 and 2017, respectively. Tenant reimbursements of $7.7 million were recognized during both the six months ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, we renewed four lease agreements on approximately 339,366 square feet and funded or agreed to fund an average of $26.52 per square foot in tenant improvements. We experienced an increase of approximately 0.3% in rental rates and paid no leasing commissions with respect to these renewals.

Mortgage and other financing income for the six months ended June 30, 2018 was $86.6 million compared to $40.7 million for the six months ended June 30, 2017. The $45.9 million increase was primarily due to prepayment fees received in connection with partial prepayments on two mortgage notes during the six months ended June 30, 2018 totaling $47.3 million. See Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail. The increase was also due to additional real estate lending activities during 2018 and 2017. These increases were partially offset by the conversion of a mortgage note secured by 28 early education properties to leased properties during the six months ended June 30, 2018, as well as six public charter school properties reclassified from direct financing lease to operating leases in 2017 and other note payoffs during 2018 and 2017.
Our property operating expenses totaled $14.9 million for the six months ended June 30, 2018 compared to $12.4 million for the six months ended June 30, 2017. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $2.5 million increase resulted from higher property operating expenses at our multi-tenant properties, as well as an increase in bad debt expense.
Our general and administrative expense totaled $25.3 million for the six months ended June 30, 2018 compared to $21.7 million for the six months ended June 30, 2017. The increase of $3.6 million related to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees and franchise taxes.
Litigation settlement expense was $2.1 million for the six months ended June 30, 2018 and related to the settlement of our litigation with the Cappelli Group. See Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail. There was no litigation settlement expense for the six months ended June 30, 2017.
Costs associated with loan refinancing or payoff for the six months ended June 30, 2018 was $32.0 million and primarily related to the redemption of the 7.75% Senior Notes due 2020. Costs associated with loan refinancing or payoff for the six months ended June 30, 2017 was $14 thousand and related to the prepayment of secured fixed rate mortgage notes payable.
Gain on early extinguishment of debt for the six months ended June 30, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the six months ended June 30, 2018.
Our net interest expense increased by $4.7 million to $68.4 million for the six months ended June 30, 2018 from $63.7 million for the six months ended June 30, 2017. This increase resulted from an increase in average borrowings partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.0 million for the six months ended June 30, 2018 compared to $0.3 million for the six months ended June 30, 2017. The increase of $0.7 million was due to an increase in potential and terminated transactions.

Impairment charges for the six months ended June 30, 2018 totaled $16.5 million and related to two partially completed early education centers and two land parcels with site improvements. See Note 4 to the consolidated financial statement included in this Quarterly Report on Form 10-Q for further information. Impairment charges for the six months ended June 30, 2017 totaled $10.2 million and related to six charter school properties included in our investment in a direct financing lease. See Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Depreciation and amortization expense totaled $75.3 million for the six months ended June 30, 2018 compared to $61.2 million for the six months ended June 30, 2017. The $14.1 million increase resulted primarily from acquisitions and developments completed in 2017 and 2018, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions that occurred during 2017 and 2018.

Gain on sale of real estate was $0.5 million for the six months ended June 30, 2018 and related to the sale of two entertainment parcels. Gain on sale of real estate was $27.5 million for the six months ended June 30, 2017 and related to the sale of four entertainment properties, the exercise of four tenant purchase options on public charter school properties and the sale of two additional education properties.

Liquidity and Capital Resources

Cash and cash equivalents were $3.0 million at June 30, 2018. In addition, we had restricted cash of $11.3 million at June 30, 2018. Of the restricted cash at June 30, 2018, $7.9 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $3.4 million related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

At June 30, 2018, we had total debt outstanding of $3.0 billion of which 99% was unsecured.

At June 30, 2018, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 5.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2018, we had $30.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 3.10% at June 30, 2018.

At June 30, 2018, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 3.11% at June 30, 2018. As of June 30, 2018, $300.0 million of this LIBOR-based debt was fixed with interest rate swaps at 2.64% from July 6, 2017 to April 5, 2019. In addition, as of June 30, 2018, we have entered into interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.

At June 30, 2018, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at June 30, 2018.
Our principal investing activities are acquiring, developing and financing entertainment, recreation and education properties. These investing activities are generally financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with investing activities. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2018.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $249.7 million and $194.6 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used by investing activities was $39.0 million and $348.5 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used by financing activities was $255.3 million for the six months ended June 30, 2018 and net cash provided by financing activities was $219.8 million for the six months ended June 30, 2017. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2018, we had an aggregate of approximately $110.8 million of commitments to fund development projects including 12 entertainment development projects for which we had commitments to fund approximately $24.7 million, five recreation development projects for which we had commitments to fund approximately $52.2 million and seven education development projects for which we had commitments to fund approximately $33.9 million, of which approximately $99.4 million is expected to be funded in 2018 and the remainder is expected to be funded in 2019. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of June 30, 2018, we had a commitment to fund approximately $201.2 million, of which $86.1 million had been funded, to complete an indoor waterpark hotel and adventure park at our casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received reimbursements of $43.4 million and $23.9 million of construction costs during the year ended December 31, 2016 and 2017, respectively. During the six months ended June 30, 2018, we received an additional reimbursement of $6.9 million. Construction of infrastructure improvements is currently expected to be completed in the remainder of 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2018, we had five mortgage notes receivable with commitments totaling approximately $18.6 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.7 million related to two theatres in Louisiana for which we earn a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. We have recorded $13.3 million as a deferred asset included in other assets and $13.3 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2018 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2018, we had six surety bonds outstanding totaling $22.8 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt payments due until 2022. Our sources of liquidity as of June 30, 2018 to pay the 2018 commitments described above include the amount available under our unsecured revolving credit facility of approximately $970.0 million at June 30, 2018, as well as unrestricted cash on hand of $3.0 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2018.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.6x as of June 30, 2018 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 44% as of June 30, 2018. Our net debt as a percentage of our total market capitalization at June 30, 2018 was 37%. We calculate our total market capitalization of $8.2 billion by aggregating the following at June 30, 2018:

•	Common shares outstanding of 74,347,871 multiplied by the last reported sales price of our common shares on the NYSE of $64.79 per share, or $4.8 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $3.0 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, retirement severance expense, litigation settlement expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing leases (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2018 and 2017 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FFO:
Net income available to common shareholders of EPR Properties	$85,545	$74,583	$109,047	$122,547
Gain on sale of real estate	(473)	(25,461)	(473)	(27,465)
Impairment of rental properties	16,548	—	16,548	—
Impairment of direct financing lease - residual value portion (1)	—	2,897	—	2,897
Real estate depreciation and amortization	37,359	32,906	74,823	60,786
Allocated share of joint venture depreciation	58	54	116	108
FFO available to common shareholders of EPR Properties	$139,037	$84,979	$200,061	$158,873

FFO available to common shareholders of EPR Properties	$139,037	$84,979	$200,061	$158,873
Add: Preferred dividends for Series C preferred shares	1,940	1,941	3,880	3,882
Diluted FFO available to common shareholders of EPR Properties	$140,977	$86,920	$203,941	$162,755
FFOAA:
FFO available to common shareholders of EPR Properties	$139,037	$84,979	$200,061	$158,873
Costs associated with loan refinancing or payoff	15	9	31,958	14
Transaction costs	405	218	1,014	275
Litigation settlement expense	2,090	—	2,090	—
Termination fee included in gain on sale	—	3,900	—	5,820
Impairment of direct financing lease - allowance for lease loss portion (1)	—	7,298	—	7,298
Gain on early extinguishment of debt	—	(977)	—	(977)
Gain on insurance recovery (included in other income)	—	(606)	—	(606)
Deferred income tax expense	235	50	663	684
FFOAA available to common shareholders of EPR Properties	$141,782	$94,871	$235,786	$171,381
FFOAA available to common shareholders of EPR Properties	$141,782	$94,871	$235,786	$171,381
Add: Preferred dividends for Series C preferred shares	1,940	1,941	3,880	3,882
Add: Preferred dividends for Series E preferred shares	1,939	—	3,878	—
Diluted FFOAA available to common shareholders of EPR Properties	$145,661	$96,812	$243,544	$175,263
AFFO:
FFOAA available to common shareholders of EPR Properties	$141,782	$94,871	$235,786	$171,381
Non-real estate depreciation and amortization	223	242	443	439
Deferred financing fees amortization	1,439	1,525	2,837	2,981
Share-based compensation expense to management and Trustees	3,817	3,503	7,608	6,961
Amortization of above and below market leases, net and tenant allowances	(55)	(31)	(472)	14
Maintenance capital expenditures (2)	(527)	(1,590)	(1,225)	(3,191)
Straight-lined rental revenue	(2,060)	(4,009)	(3,934)	(9,060)
Non-cash portion of mortgage and other financing income	(784)	(901)	(1,440)	(1,456)
AFFO available to common shareholders of EPR Properties	$143,835	$93,610	$239,603	$168,069

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FFO per common share:
Basic	$1.87	$1.16	$2.69	$2.32
Diluted	1.84	1.15	2.67	2.30
FFOAA per common share:
Basic	$1.91	$1.30	$3.18	$2.50
Diluted	1.87	1.29	3.12	2.48
Shares used for computation (in thousands):
Basic	74,329	73,159	74,238	68,621
Diluted	74,365	73,225	74,273	68,689

Weighted average shares outstanding-diluted EPS	74,365	73,225	74,273	68,689
Effect of dilutive Series C preferred shares	2,110	2,063	2,104	2,058
Adjusted weighted average shares outstanding-diluted Series C	76,475	75,288	76,377	70,747
Effect of dilutive Series E preferred shares	1,604	—	1,601	—
Adjusted weighted average shares outstanding-diluted Series C and Series E	78,079	75,288	77,978	70,747

Other financial information:
Dividends per common share	$1.08	$1.02	$2.16	$2.04

(1)
Impairment charges recognized during the three and six months ended June 30, 2017 total $10.2 million and related to our investment in a direct financing lease, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further information.

(2)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares for the three and six months ended June 30, 2018 would be dilutive to FFO. Therefore, the additional 2.1 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO per share for the three and six months ended June 30, 2018. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFOAA per share for the three and six months ended June 30, 2018. Therefore, the additional 2.1 million and 1.6 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFOAA per share for the three and six months ended June 30, 2018.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three and six months ended June 30, 2017. Therefore, the additional 2.1 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for the three and six months ended June 30, 2017. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion do not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO and FFOAA per share data for the three and six months ended June 30, 2017.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) excluding gain on insurance recovery, retirement severance expense, litigation settlement expense, impairment of direct financing lease (allowance for lease loss portion), the provision for loan losses, transaction costs and prepayment fees, and which is then multiplied by four to get an annual amount.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	June 30,
	2018	2017
Net Debt:
Debt	$2,983,975	$2,792,920
Deferred financing costs, net	36,020	34,086
Cash and cash equivalents	(3,017)	(70,872)
Net Debt	$3,016,978	$2,756,134

	Three Months Ended June 30,
	2018	2017
EBITDAre and Adjusted EBITDA:
Net income	$91,581	$80,535
Interest expense, net	34,079	32,967
Income tax expense	642	475
Depreciation and amortization	37,582	33,148
Gain on sale of real estate	(473)	(25,461)
Impairment of rental properties	16,548	—
Impairment of direct financing lease - residual value portion (1)	—	2,897
Costs associated with loan refinancing or payoff	15	9
Gain on early extinguishment of debt	—	(977)
Equity in loss (income) from joint ventures	88	(59)
EBITDAre (for the quarter)	$180,062	$123,534

Gain on insurance recovery (2)	—	(606)
Litigation settlement expense	2,090	—
Impairment of direct financing lease - allowance for lease loss portion (1)	—	7,298
Transaction costs	405	218
Prepayment fees	(47,293)	—
Adjusted EBITDA (for the quarter)	$135,264	$130,444

Adjusted EBITDA (3)	$541,056	$521,776

Net Debt/Adjusted EBITDA Ratio	5.6	5.3

(1) Impairment charges recognized during the six months ended June 30, 2017 total $10.2 million and related to our investment in a direct financing lease, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further information.

(2) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended June 30,
	2018	2017
Income from settlement of foreign currency swap contracts	$621	$697
Gain on insurance recovery	—	606
Miscellaneous income	25	1
Other income	$646	$1,304

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

	June 30, 2018	December 31, 2017
Total Investments:
Rental properties, net of accumulated depreciation	$4,853,188	$4,604,231
Add back accumulated depreciation on rental properties	810,604	741,334
Land held for development	31,076	33,692
Property under development	268,090	257,629
Mortgage notes and related accrued interest receivable	641,428	970,749
Investment in direct financing leases, net	58,305	57,903
Investment in joint ventures	4,999	5,602
Intangible assets, gross(1)	46,332	35,209
Notes receivable and related accrued interest receivable, net(1)	5,321	5,083
Total investments	$6,719,343	$6,711,432

Total investments	$6,719,343	$6,711,432
Cash and cash equivalents	3,017	41,917
Restricted cash	11,283	17,069
Account receivable, net	97,804	93,693
Less: accumulated depreciation on rental properties	(810,604)	(741,334)
Less: accumulated amortization on intangible assets	(7,386)	(6,340)
Prepaid expenses and other current assets	90,767	75,056
Total assets	$6,104,224	$6,191,493

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	June 30, 2018	December 31, 2017
Intangible assets, gross	$46,332	$35,209
Less: accumulated amortization on intangible assets	(7,386)	(6,340)
Notes receivable and related accrued interest receivable, net	5,321	5,083
Prepaid expenses and other current assets	90,767	75,056
Total other assets	$135,034	$109,008

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2018, we had a $1.0 billion unsecured revolving credit facility with a $30.0 million outstanding balance and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR. As of June 30, 2018, we had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of this LIBOR-based debt from July 6, 2017 to April 5, 2019. Additionally, as of June 30, 2018, we had three interest rate swap agreements to fix the interest rate at 3.15% on $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.
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
We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. To mitigate our foreign currency risk in future periods on these Canadian properties, we entered into cross currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps was to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. There was no initial or final exchange of the notional amounts on these swaps. These foreign currency derivatives hedged a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2018 as their impact on our reported FFO when settled moved in the opposite direction of the exchange rates used to translate revenues and expenses of these properties. Additionally, on August 30, 2017, we entered into a cross-currency swap that became effective July 1, 2018 with a fixed original notional value of $100.0 million CAD and $79.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.26 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020.
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a fixed notional amount of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract was approximately $1.06 CAD per U.S. dollar. Additionally, the Company entered into another forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract was approximately $1.13 CAD per U.S. dollar.

On June 29, 2018, we de-designated these CAD to USD currency forward agreements in conjunction with entering into new agreements, described below, effectively terminating the currency forward agreements. These contracts were previously designated as net investment hedges. Subsequent to June 30, 2018, we received $30.8 million of cash in connection with the settlement of the CAD to USD currency forward agreements. The corresponding change in value of the forward contracts for the period from inception through settlement of $30.8 million will be reported in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of our investment in our four Canadian properties.

Additionally, on June 29, 2018, we entered into two cross-currency swaps, designated as net investment hedges that became effective July 1, 2018 with a total fixed notional value of $200.0 million CAD and $151.6 million USD with a maturity date of July 1, 2023. Included in this net investment hedge, we locked in an exchange rate of $1.32 CAD per USD on approximately $4.5 million of additional annual CAD denominated cash flows on the properties through July 1, 2023.

For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 10 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.

Item 4. Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Resort Project in Sullivan County, New York
The Cappelli Group commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and our relationship with Empire Resorts, Inc. and certain of its subsidiaries. This litigation involved three separate cases filed in state and federal court. Two of the cases, a state and the federal case, were previously closed and resulted in no liability to the Company.
The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the "Westchester Action"), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached a casino development agreement dated June 18, 2010. On June 29, 2018, the Company entered into a settlement agreement with the Cappelli Group whereby each of the parties fully settled all disputes between and among them. The terms of the settlement agreement include, among other terms, the Company’s payment of $2 million to the Cappelli Group, the mutual release of all parties, and the dismissal of the Westchester Action with prejudice.
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

On December 18, 2017, ten subsidiaries of CLA filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW). The CLA Debtors in those cases consist of CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC. CLA Parent has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's direct or indirect tenants on 24 out of the Company's 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties will pay monthly rent for the months of March, April, May, June and July in the amounts of $750 thousand, $750 thousand, $750 thousand, $1.0 million and $1.0 million, respectively, (b) resolution of restructuring of the leases between the Company and the CLA Parties will be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay is granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties will not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code was extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties have made all of the required rent payments since entering into the Stipulation.

In July 2018, the Company entered into a new lease agreement with CLA related to the 21 operating properties which replaces the prior lease arrangements and provides for a one-month term for rent of $1.0 million expiring on August 31, 2018. The Company may agree to extend this lease, in its sole discretion, if the Company believes CLA is making adequate progress towards a satisfactory restructuring. If the new lease is not extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. CLA also agreed to relinquish control of the four properties that were still under development as the Company no longer intends to develop these properties for CLA.
CLA continues to negotiate with third parties regarding a restructuring that would permit CLA to continue operation of the CLA properties. In addition, the Company is actively pursuing other alternatives for these properties, including replacement tenants and operators. There can be no assurances as to the ultimate outcome of such actions or the Company's pursuit of its legal remedies with respect to the CLA properties.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2018 common stock	—		$—	—	$—
May 1 through May 31, 2018 common stock	—		—	—	—
June 1 through June 30, 2018 common stock	2,644	(1)	63.95	—	—
Total	2,644		$63.95	—	$—

(1) The repurchase of equity securities during June 2018 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2018.

Item 6. Exhibits

3.1*	Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through June 1, 2018), is attached hereto as Exhibit 3.1.
4.1
Indenture, dated April 16, 2018, between the Company and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated as Exhibit 4.1.

4.2	Form of 4.950% Senior Note due 2028 (included as Exhibit A to Exhibit 4.1 above).
10.1*	EPR Properties Employee Severance Plan (as amended June 1, 2018), is attached hereto as Exhibit 10.1.
12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1.
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2.
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

EPR Properties

Dated:	July 31, 2018	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 31, 2018	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)