Form 10-Q
period 2018-09-30
EPR PROPERTIES
filed 2018-10-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 29, 2018, there were 74,338,410 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $848,280 and $741,334 at September 30, 2018 and December 31, 2017, respectively	$4,891,955	$4,604,231
Land held for development	31,076	33,692
Property under development	289,228	257,629
Mortgage notes and related accrued interest receivable	572,700	970,749
Investment in direct financing leases, net	20,495	57,903
Investment in joint ventures	5,018	5,602
Cash and cash equivalents	74,153	41,917
Restricted cash	22,031	17,069
Accounts receivable, net	104,757	93,693
Other assets	102,657	109,008
Total assets	$6,114,070	$6,191,493
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$138,829	$136,929
Common dividends payable	26,761	25,203
Preferred dividends payable	6,036	4,982
Unearned rents and interest	90,287	68,227
Debt	2,954,962	3,028,827
Total liabilities	3,216,875	3,264,168
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 77,202,295 and 76,858,632 shares issued at September 30, 2018 and December 31, 2017, respectively	772	769
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,050 Series C convertible shares issued at September 30, 2018 and December 31, 2017; liquidation preference of $134,976,250	54	54
3,447,381 and 3,449,115 Series E convertible shares issued at September 30, 2018 and December 31, 2017, respectively; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at September 30, 2018 and December 31, 2017; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,496,283	3,478,986
Treasury shares at cost: 2,865,309 and 2,733,552 common shares at September 30, 2018 and December 31, 2017, respectively	(129,801)	(121,591)
Accumulated other comprehensive income	19,246	12,483
Distributions in excess of net income	(489,453)	(443,470)
Total equity	$2,897,195	$2,927,325
Total liabilities and equity	$6,114,070	$6,191,493
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenue	$140,905	$126,561	$410,848	$360,757
Other income	365	522	1,641	2,518
Mortgage and other financing income	35,139	24,314	121,755	65,016
Total revenue	176,409	151,397	534,244	428,291
Property operating expense	6,968	6,340	21,866	18,762
Other expense	118	—	118	—
General and administrative expense	11,424	12,070	36,724	33,787
Litigation settlement expense	—	—	2,090	—
Costs associated with loan refinancing or payoff	—	1,477	31,958	1,491
Gain on early extinguishment of debt	—	—	—	(977)
Interest expense, net	33,576	34,194	101,992	97,853
Transaction costs	1,101	113	2,115	388
Impairment charges	—	—	16,548	10,195
Depreciation and amortization	38,623	34,694	113,889	95,919
Income before equity in income from joint ventures and other items	84,599	62,509	206,944	170,873
Equity in income (loss) from joint ventures	20	35	(17)	86
Gain on sale of real estate	2,215	997	2,688	28,462
Gain on sale of investment in direct financing leases	5,514	—	5,514	—
Income before income taxes	92,348	63,541	215,129	199,421
Income tax expense	(515)	(587)	(2,177)	(2,016)
Net income	91,833	62,954	212,952	197,405
Preferred dividend requirements	(6,036)	(5,951)	(18,108)	(17,855)
Net income available to common shareholders of EPR Properties	$85,797	$57,003	$194,844	$179,550
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$1.15	$0.77	$2.62	$2.55
Diluted earnings per share data:
Net income available to common shareholders	$1.15	$0.77	$2.62	$2.55
Shares used for computation (in thousands):
Basic	74,345	73,663	74,274	70,320
Diluted	74,404	73,724	74,316	70,385
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$91,833	$62,954	$212,952	$197,405
Other comprehensive income (loss):
Foreign currency translation adjustment	3,292	7,317	(6,176)	13,539
Change in net unrealized (loss) gain on derivatives	(1,543)	(6,096)	12,939	(10,354)
Comprehensive income	$93,582	$64,175	$219,715	$200,590
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2018 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	295,202	3	—	—	4,588	(617)	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,155)	—	—	(7,155)
Amortization of nonvested shares and restricted share units	—	—	—	—	11,082	—	—	—	11,082
Share option expense	—	—	—	—	213	—	—	—	213
Foreign currency translation adjustment	—	—	—	—	—	—	(6,176)	—	(6,176)
Change in unrealized gain on derivatives	—	—	—	—	—	—	12,939	—	12,939
Net income	—	—	—	—	—	—	—	212,952	212,952
Issuances of common shares	16,104	—	—	—	981	—	—	—	981
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Stock option exercises, net	7,986	—	—	—	433	(438)	—	—	(5)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(258,935)	(258,935)
Balance at September 30, 2018	77,202,295	$772	14,846,431	$148	$3,496,283	$(129,801)	$19,246	$(489,453)	$2,897,195

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$212,952	$197,405
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from early extinguishment of debt	—	(977)
Impairment charges	16,548	10,195
Gain on sale of real estate	(2,688)	(28,462)
Gain on insurance recovery	—	(606)
Deferred income tax expense	755	911
Gain on sale of investment in direct financing leases	(5,514)	—
Costs associated with loan refinancing or payoff	31,958	1,491
Equity in loss (income) from joint ventures	17	(86)
Distributions from joint ventures	567	442
Depreciation and amortization	113,889	95,919
Amortization of deferred financing costs	4,307	4,579
Amortization of above/below market leases and tenant allowances, net	(527)	(41)
Share-based compensation expense to management and Trustees	11,295	10,566
(Increase) decrease in mortgage notes accrued interest receivable	(970)	875
(Increase) decrease in accounts receivable, net	(13,620)	10,220
Increase in direct financing leases receivable	(500)	(1,003)
Increase in other assets	(2,717)	(2,225)
Increase (decrease) in accounts payable and accrued liabilities	11,244	(8,788)
Increase in unearned rents and interest	23,886	24,319
Net cash provided by operating activities	400,882	314,734
Investing activities:
Acquisition of and investments in rental properties and other assets	(107,396)	(354,137)
Proceeds from sale of real estate	19,881	136,467
Proceeds from settlement of derivative	30,796	—
Investment in mortgage notes receivable	(27,719)	(130,076)
Proceeds from mortgage notes receivable paydowns	272,004	16,608
Investment in promissory notes receivable	(7,801)	(1,868)
Proceeds from promissory note receivable paydown	7,500	1,599
Proceeds from insurance recovery	—	579
Proceeds from sale of investment in direct financing leases, net	43,447	—
Additions to properties under development	(222,840)	(304,084)
Net cash provided (used) by investing activities	7,872	(634,912)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	870,000	1,175,000
Principal payments on debt	(941,684)	(667,091)
Deferred financing fees paid	(8,643)	(14,207)
Costs associated with loan refinancing or payoff (cash portion)	(28,650)	(7)
Net proceeds from issuance of common shares	734	68,552
Impact of stock option exercises, net	(6)	—
Purchase of common shares for treasury for vesting	(7,155)	(6,729)
Dividends paid to shareholders	(256,074)	(228,861)
Net cash (used) provided by financing activities	(371,478)	326,657
Effect of exchange rate changes on cash	(78)	177
Net increase in cash and cash equivalents and restricted cash	37,198	6,656
Cash and cash equivalents and restricted cash at beginning of the period	58,986	29,079
Cash and cash equivalents and restricted cash at end of the period	$96,184	$35,735
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2018	2017
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$41,917	$19,335
Restricted cash at beginning of the period	17,069	9,744
Cash and cash equivalents and restricted cash at beginning of the period	$58,986	$29,079

Cash and cash equivalents at end of the period	$74,153	$11,412
Restricted cash at end of the period	22,031	24,323
Cash and cash equivalents and restricted cash at end of the period	$96,184	$35,735

Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$175,198	$301,612
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$18,252	$23,893
Issuance of common shares for acquisition	$—	$657,473
Assumption of liabilities net of accounts receivable for acquisition	$—	$12,083
Transfer of investment in direct financing leases to rental properties	$—	$35,807
Conversion or reclassification of mortgage notes receivable to rental properties	$155,185	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$104,065	$103,702
Cash paid during the period for income taxes	$1,365	$1,253
Interest cost capitalized	$7,235	$7,833
(Decrease) increase in accrued capital expenditures	$(6,165)	$7,137
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 610-20, Other Income: Gains and Losses from the Derecognition of Non-financial Assets (ASC 610-20) using a modified retrospective (cumulative effect) method of adoption. The core principle of ASC 606 is that an entity will recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when it satisfies performance obligations. The Company’s primary source of revenue is from lease revenue (which is excluded from the revenue standard but will be impacted upon adoption of the lease standard in 2019 discussed in Impact of Recently Issued Accounting Standards) and mortgage and other financing income (which is not in scope of the revenue standard). ASC 610-20 provides guidance on how entities recognize sales to non-customers including presentation of gain or loss on a net basis in the consolidated statements of income. The Company has concluded that its property sales represent transactions with non-customers. The Company had two property sale transactions that occurred in 2017 in which the Company received an aggregate of $12.3 million in mortgage notes receivable as full consideration for the sales. The mortgage notes require interest only payments until maturity and the Company determined in 2017 that these transactions qualified as sales; however, the gain on each sale was deferred. Upon adoption of ASC 610-20 on January 1, 2018, the Company determined that these transactions did not qualify for de-recognition. Accordingly, the Company recorded an adjustment in the nine months ended September 30, 2018 to reclassify these assets from mortgage notes receivable to rental properties on its consolidated balance sheet. All other sales of real estate were all cash transactions in which the purchaser obtained control of the property, therefore, there was no cumulative adjustment recognized to beginning retained earnings as a result of adopting ASC 610-20.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.0 million and $32.9 million as of September 30, 2018 and December 31, 2017, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the non-cancellable terms of the leases. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. For the nine months ended September 30, 2018 and 2017, the Company recognized $7.0 million and $11.4 million, respectively, of straight-line rental revenue. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. For both the nine months ended September 30, 2018 and 2017, the Company recognized $11.4 million of tenant reimbursements that related to the operations of its entertainment retail centers. Certain reclassifications have been made to the 2017 presentation to conform to the 2018 presentation to combine tenant reimbursements with rental revenue. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $5.7 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively. Mortgage and other financing income included participating interest income of $0.7 million for the nine months ended September 30, 2017. No participating interest income was recognized for the nine months ended September 30, 2018.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (34%) of the megaplex theatre rental properties held by the Company at September 30, 2018. For the nine months ended September 30, 2018 and 2017, approximately $86.3 million or 16.2% and $85.7 million or 20.0%, respectively, of the Company's total revenues were derived from rental payments by AMC. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

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

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $11.3 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $213 thousand and $528 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $10.2 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $931 thousand and $936 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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
A substantial portion of the Company’s lease contracts (under which it is lessor) are triple-net leases, which require the tenants to make payments to third parties for operating expenses such as property taxes, insurance and common area maintenance costs associated with the properties. The Company currently does not include these payments made by the lessee to third parties in rental revenue or property operating expenses. Because of applying the guidance in ASU No. 2016-02, the Company may be required to show certain payments made by its tenants on a gross basis in its consolidated statements of income. Although no impact to net income or cash flows is expected as a result of a gross presentation, it may have the impact of increasing both reported revenues and property operating expenses. The Company is continuing to evaluate the impact of this potential presentation.
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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Buildings and improvements	$4,455,367	$4,123,356
Furniture, fixtures & equipment	89,857	87,630
Land	1,169,237	1,108,805
Leasehold interests	25,774	25,774
	5,740,235	5,345,565
Accumulated depreciation	(848,280)	(741,334)
Total	$4,891,955	$4,604,231
Depreciation expense on rental properties was $110.4 million and $93.2 million for the nine months ended September 30, 2018 and 2017, respectively.

4. Impairment Charges

In July 2018, the Company entered into a new lease agreement with Children’s Learning Adventure USA (CLA) related to 21 open schools which replaced the prior lease arrangements. The lease agreement provided for a one-month term for rent of $1.0 million that expired on August 31, 2018. The Company agreed to extend this lease for the months of September and October 2018 and the monthly rent of $1.0 million along with reimbursement for property taxes of approximately $170 thousand was paid by CLA for each of these months. If the new month-to-month lease is not further extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. The Company had $248.4 million classified in rental properties, net, in the accompanying consolidated balance sheets at September 30, 2018 for these 21 schools and determined that the estimated undiscounted future cash flow exceed the carrying values of these properties. In addition, CLA also relinquished control of four of the Company’s properties that were still under development as the Company no longer intends to develop these properties for CLA. As a result, the Company revised its estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these four properties. During the nine months ended September 30, 2018, the Company determined the estimated fair value of these properties using Level 3 inputs, including independent appraisals of these properties, and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge was primarily related to the cost of improvements specific to the development of CLA’s prototype.

5. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2018 totaled $355.0 million, and included investments in each of its primary operating segments.

Entertainment investment spending during the nine months ended September 30, 2018 totaled $60.0 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as a $7.5 million megaplex theatre acquisition.

Recreation investment spending during the nine months ended September 30, 2018 totaled $224.5 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, a $7.8 million acquisition of a recreation facility, an investment of $10.3 million in a mortgage note secured by one other recreation facility and the acquisition of one attraction property described below.

On June 22, 2018, the Company acquired one attraction property located in Pagosa Springs, Colorado for approximately $36.4 million. The property is a natural hot springs resort and spa on approximately eight acres and is subject to a long-term, triple-net lease.

Education investment spending during the nine months ended September 30, 2018 totaled $70.5 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $17.7 million on four early education center acquisitions.

Mortgage Notes
On February 16, 2018, a borrower exercised its put option to convert its mortgage note agreement, totaling $142.9 million and secured by 28 education facilities including both early education and private school properties, to a lease agreement. As a result, the Company recorded the rental property at the carrying value, which approximated fair value of the mortgage note on the conversion date, and allocated this cost on a relative fair value basis. The properties are leased pursuant to a triple-net master lease with a 23-year remaining term.

On March 11, 2018, the Company received payment in full on one mortgage note receivable of $1.5 million that was secured by land located in California. Additionally, on March 26, 2018, the Company received payment in full on one mortgage note receivable of $9.0 million that was secured by real estate in Washington. There were no prepayment fees received in connection with these note payoffs.

During the nine months ended September 30, 2018, the Company received payment in full on a mortgage note receivable of $250.3 million from Och-Ziff Real Estate (OZRE) that was secured by 14 ski properties. In connection with the prepayment of this note, the Company recognized prepayment fees totaling $65.9 million that are included in mortgage and other financing income in the accompanying consolidated statements of income for the nine months ended September 30, 2018.

On May 29, 2018, the Company received a partial prepayment of $8.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock Tower in Chicago, Illinois. In connection with the partial prepayment of this note, the Company recognized a prepayment fee of $1.4 million that is included in mortgage and other financing income in the accompanying consolidated statements of income for the nine months ended September 30, 2018.

Property Dispositions
During the nine months ended September 30, 2018, the Company completed the sale of three entertainment parcels located in West Virginia and Illinois for net proceeds totaling $5.9 million. In connection with these sales, the Company recognized a gain on sale of $0.9 million during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, pursuant to a tenant purchase option, the Company completed the sale of one public charter school located in California for net proceeds totaling $12.0 million and recognized a gain on sale of $1.9 million. The Company also completed the sale of one early education center for net proceeds of $1.6 million. No gain or loss was recognized on this sale.

As further described in Note 7, the Company also completed the sale of four public charter school properties leased to Imagine Schools, Inc. (Imagine).

6. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Receivable from tenants	$18,071	$19,923
Receivable from non-tenants	4,462	3,932
Receivable from Sullivan County Infrastructure Revenue Bonds	21,458	14,718
Straight-line rent receivable	70,485	62,605
Allowance for doubtful accounts	(9,719)	(7,485)
Total	$104,757	$93,693

The above totals include receivables from tenants of approximately $7.3 million and $6.0 million from CLA, which were fully reserved in the allowance for doubtful accounts at September 30, 2018 and December 31, 2017, respectively. See Note 14 for further discussion related to CLA. During the nine months ended September 30, 2018, the Company recorded impairment charges of $16.5 million related to four properties classified in land held for development. See Note 4 for further discussion on impairment charges recognized related to CLA properties.
7. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s leases of two public charter school properties as of September 30, 2018 and six public charter school properties as of December 31, 2017, with affiliates of Imagine. Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Total minimum lease payments receivable	$36,907	$112,411
Estimated unguaranteed residual value of leased assets	16,509	47,000
Less deferred income (1)	(32,921)	(101,508)
Investment in direct financing leases, net	$20,495	$57,903

(1) Deferred income is net of $0.3 million and $0.8 million of initial direct costs at September 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, the Company recorded an impairment charge of $9.6 million, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value. The Company determined that no additional allowance for losses was necessary at September 30, 2018.

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

During the nine months ended September 30, 2018, the Company completed the sale of four public charter school properties leased to Imagine, located in Arizona, Ohio and Washington D.C. for net proceeds of $43.4 million. Accordingly, the Company reduced its investment in direct financing leases, net, by $37.9 million, which included $31.6 million in original acquisition costs. A gain of $5.5 million was recognized during the nine months ended September 30, 2018.

The Company’s direct financing leases have expiration dates ranging from approximately 13 to 14 years. Future minimum rentals receivable on these direct financing leases at September 30, 2018 are as follows (in thousands):

Amount
Year:
2018	$555
2019	2,265
2020	2,333
2021	2,403
2022	2,475
Thereafter	26,876
Total	$36,907

8. Debt and Capital Markets

On January 2, 2018, the Company prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by one theatre property.

Additionally, on February 28, 2018, the Company redeemed all of its outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, the Company recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the nine months ended September 30, 2018.

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

Consolidated VIEs
As of September 30, 2018, the Company had invested approximately $30.0 million included in rental properties in the accompanying consolidated balance sheet for one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at September 30, 2018 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At September 30, 2018, the Company's recorded investment in two unconsolidated VIEs totaled $180.5 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $180.5 million. These mortgage notes are secured by three recreation properties and one public charter school. While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $2.8 million and $0.1 million recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively. The Company had derivative assets of $10.5 million and $25.8 million recorded in “Other assets” in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively. The Company had not posted or received collateral with its derivative counterparties as of September 30, 2018 or December 31, 2017. See Note 11 for disclosures relating to the fair value of the derivative instruments as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of borrowings under the unsecured term loan facility from July 6, 2017 to April 5, 2019. Additionally, as of September 30, 2018, the Company had three additional interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under the unsecured term loan facility from November 6, 2017 to April 5, 2019 and on $350.0 million of borrowings under the unsecured term loan facility from April 6, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2018, the Company estimates that during the twelve months ending September 30, 2019, $2.8 million will be reclassified from AOCI to a reduction of interest expense.

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

As of September 30, 2018, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

On June 29, 2018, the Company entered into two cross-currency swap agreements designated as net investment hedges that are described below.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2018, the Company estimates that during the twelve months ending September 30, 2019, $0.3 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, on June 29, 2018, the Company entered into two cross-currency swaps, designated as net investment hedges that became effective July 1, 2018 with a total fixed notional value of $200.0 million CAD and $151.6 million USD with a maturity date of July 1, 2023. Included in this net investment hedge, the Company locked in an exchange rate of $1.32 CAD per USD on approximately $4.5 million of additional annual CAD denominated cash flows on the properties through July 1, 2023.

On June 29, 2018, the Company de-designated two CAD to USD currency forward agreements in conjunction with entering into new agreements, described above, effectively terminating the currency forward agreements. These contracts were previously designated as net investment hedges. During the three months ended September 30, 2018, the Company received $30.8 million of cash in connection with the settlement of the CAD to USD currency forward agreements. The corresponding change in value of the forward contracts for the period from inception through de-designation of $30.8 million is reported in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company's investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2018 and 2017.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2018 and 2017 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2018	2017	2018	2017
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$1,434	$110	$8,328	$317
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	433	(263)	695	(2,247)
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(294)	(532)	767	(907)
Amount of Income Reclassified from AOCI into Earnings (2)	91	520	1,266	1,879

Net Investment Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(2,164)	—	(2,755)	—
Amount of Income Recognized in Earnings (2)	124	—	124	—
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	5	(5,417)	8,560	(10,132)
Amount of Expense Reclassified from AOCI into Earnings (2)	—	—	—	—

Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(1,019)	$(5,839)	$14,900	$(10,722)
Amount of Income (Expense) Reclassified from AOCI into Earnings	524	257	1,961	(368)
Amount of Income Recognized in Earnings	124	—	124	—

Interest expense, net in accompanying consolidated statements of income	33,576	34,194	101,992	97,853
Other income in accompanying consolidated statements of income	365	522	1,641	2,518

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, the fair value of the Company's derivatives in a liability position related to these agreements was $2.8 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $2.2 million. As of September 30, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2018 and December 31, 2017 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
September 30, 2018
Cross-Currency Swaps*	$—	$408	$—	$408
Cross-Currency Swaps**	$—	$(2,756)	$—	$(2,756)
Interest Rate Swap Agreements*	$—	$10,128	$—	$10,128
December 31, 2017
Cross-Currency Swaps*	$—	$1,041	$—	$1,041
Cross-Currency Swaps**	$—	$(134)	$—	$(134)
Currency Forward Agreements*	$—	$22,235	$—	$22,235
Interest Rate Swap Agreements*	$—	$2,496	$—	$2,496
*Included in "Other assets" in the accompanying consolidated balance sheets.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring Fair Value Measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Nine Months Ended September 30, 2018
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period

September 30, 2018
Land held for development	$—	$—	$9,805	$9,805

As discussed further in Note 4, during the nine months ended September 30, 2018, the Company recorded impairment charges totaling $16.5 million related to land held for development and property under development. Management estimated the fair values of these investments taking into account various factors including the independent appraisals, the shortened hold period and current market conditions. The Company determined, based on inputs, that its valuation of land held for development and property under development classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2018 and December 31, 2017:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2018, the Company had a carrying value of $572.7 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.73%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.43%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 11.50%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $602.6 million with an estimated weighted average market rate of 9.41% at September 30, 2018.

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

Investment in direct financing leases, net:
At September 30, 2018 and December 31, 2017, the Company had an investment in direct financing leases with a carrying value of $20.5 million and $57.9 million, respectively, and with a weighted average effective interest rate of 12.04% and 11.98% at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the investment in direct financing leases bear interest at effective rates of 11.93% to 12.38% and at December 31, 2017, effective rates were 11.90% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at September 30, 2018 and December 31, 2017.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2018, the Company had a carrying value of $425.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.74%. The carrying value of the variable rate debt outstanding approximated the fair value at September 30, 2018.

At December 31, 2017, the Company had a carrying value of $635.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.58%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2017.

At September 30, 2018 and December 31, 2017, $350.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements.

At September 30, 2018, the Company had a carrying value of $2.57 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.86%. Discounting the future cash flows for fixed rate debt using September 30, 2018 market rates of 3.22% to 5.20%, management estimates the fair value of the fixed rate debt to be approximately $2.55 billion with an estimated weighted average market rate of 4.83% at September 30, 2018.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands except per share information):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$91,833			$212,952
Less: preferred dividend requirements	(6,036)			(18,108)
Net income available to common shareholders	$85,797	74,345	$1.15	$194,844	74,274	$2.62
Diluted EPS:
Net income available to common shareholders	$85,797	74,345		$194,844	74,274
Effect of dilutive securities:
Share options	—	59		—	42
Net income available to common shareholders	$85,797	74,404	$1.15	$194,844	74,316	$2.62

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$62,954			$197,405
Less: preferred dividend requirements	(5,951)			(17,855)
Net income available to common shareholders	$57,003	73,663	$0.77	$179,550	70,320	$2.55
Diluted EPS:
Net income available to common shareholders	$57,003	73,663		$179,550	70,320
Effect of dilutive securities:
Share options	—	61		—	65
Net income available to common shareholders	$57,003	73,724	$0.77	$179,550	70,385	$2.55

The additional 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2018 and 2017. However, options to purchase 4 thousand and 7 thousand common shares at per share prices ranging from $61.79 to $76.63 were outstanding for the three months ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 80 thousand and 5 thousand shares of common shares, respectively at per share prices ranging from $61.79 to $76.63 were outstanding for the nine months ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2018, there were 1,322,389 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81
Exercised	(7,986)	45.20	—	61.79	53.98
Granted	3,835	56.94	—	56.94	56.94
Forfeited/Expired	(845)	51.64	—	61.79	61.12
Outstanding at September 30, 2018	252,610	$19.02	—	$76.63	$51.79
The weighted average fair value of options granted was $3.03 and $7.91 during the nine months ended September 30, 2018 and 2017, respectively. The intrinsic value of share options exercised was $0.1 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, share-option expense to be recognized in future periods was $0.1 million.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2018 and 2017 was $0.2 million and $0.5 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the nine months ended September 30, 2018: risk-free interest rate of 2.7%, dividend yield of 7.6%, volatility factors in the expected market price of the Company’s common shares of 18.9%, 0.74% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at September 30, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	0.6
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.3
40.00 - 49.99	84,509	3.3
50.00 - 59.99	75,633	5.5
60.00 - 69.99	77,728	6.4
70.00 - 76.63	2,215	8.4
	252,610	4.8	$51.79	$4,217

The following table summarizes exercisable options at September 30, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	0.6
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.3
40.00 - 49.99	84,509	3.3
50.00 - 59.99	71,798	5.3
60.00 - 69.99	57,190	6.4
70.00 - 76.63	554	8.4
	226,576	4.6	$50.61	$4,037

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	620,122	$68.07
Granted	295,202	56.94
Vested	(244,852)	65.33
Forfeited	(15,416)	64.39
Outstanding at September 30, 2018	655,056	$64.16	1.15
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $16.0 million and $15.0 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, unamortized share-based compensation expense related to nonvested shares was $23.2 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	19,030	$70.91
Granted	23,571	61.25
Vested	(19,030)	70.91
Outstanding at September 30, 2018	23,571	$61.25	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2018, unamortized share-based compensation expense related to restricted share units was $1.0 million.

14. Other Commitments and Contingencies

As of September 30, 2018, the Company had an aggregate of approximately $84.4 million of commitments to fund development projects including 11 entertainment development projects for which it had commitments to fund approximately $20.1 million, five recreation development projects for which it had commitments to fund approximately $51.1 million and four education development projects for which it had commitments to fund approximately $13.2 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of September 30, 2018, the Company had a commitment to fund approximately $203.7 million, of which $129.5 million had been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received reimbursements of $43.4 million and $23.9 million of construction costs during the years ended December 31, 2016 and 2017, respectively. During the nine months ended September 30, 2018, the Company received an additional reimbursement of $6.9 million. Construction of infrastructure improvements is currently expected to be completed in the remainder of 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2018, the Company had four mortgage notes receivable with commitments totaling approximately $11.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.7 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. The Company recorded $13.3 million as a deferred asset included in other assets and $13.3 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2018 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2018, the Company had five surety bonds outstanding totaling $22.5 million.

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

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached a casino development agreement, dated June 18, 2010. On June 29, 2018, the Company entered into a settlement agreement with the Cappelli Group whereby each of the parties fully settled all disputes between and among them. The terms of the settlement agreement include, among other terms, the Company’s payment of $2.0 million to the Cappelli Group, the mutual release of all parties, and the dismissal of the Westchester

Action with prejudice. Additionally, during the nine months ended September 30, 2018, the Company paid approximately $90 thousand in professional fees associated with the settlement.
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

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties would pay monthly rent for the months of March, April, May, June and July in the amounts of $750 thousand, $750 thousand, $750 thousand, $1.0 million and $1.0 million, respectively, (b) resolution of restructuring of the leases between the Company and the CLA Parties would be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay would be granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties made all of the rent payments required by the Stipulation.

In July 2018, the Company entered into a new lease agreement with CLA related to the 21 operating properties which replaced the prior lease arrangements. The lease agreement provided for a one-month term for rent of $1.0 million that expired on August 31, 2018. The Company agreed to extend this lease for the months of September and October and the monthly rent of $1.0 million plus approximately $170 thousand for pro rata property taxes has been paid for each of these months. The Company may agree to further extend this lease, in its sole discretion, if the Company believes CLA is making adequate progress towards a satisfactory restructuring. If the new lease is not extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. CLA also relinquished control of the four properties that were still under development as the Company no longer intends to develop these properties for CLA.
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

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of September 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,372,426	$2,042,541	$1,398,280	$206,405	$94,418	$6,114,070

	As of December 31, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,380,129	$2,102,041	$1,429,992	$199,052	$80,279	$6,191,493

Operating Data:
	Three Months Ended September 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$75,552	$36,215	$26,851	$2,287	$—	$140,905
Other income	143	—	—	—	222	365
Mortgage and other financing income	612	29,678	4,849	—	—	35,139
Total revenue	76,307	65,893	31,700	2,287	222	176,409

Property operating expense	5,917	34	407	449	161	6,968
Other expense	—	118	—	—	—	118
Total investment expenses	5,917	152	407	449	161	7,086
Net operating income - before unallocated items	70,390	65,741	31,293	1,838	61	169,323

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(11,424)
Interest expense, net						(33,576)
Transaction costs						(1,101)
Depreciation and amortization						(38,623)
Equity in income from joint ventures						20
Gain on sale of real estate						2,215
Gain on sale of investment in direct financing leases						5,514
Income tax expense						(515)
Net income						91,833
Preferred dividend requirements						(6,036)
Net income available to common shareholders of EPR Properties						$85,797

Operating Data:
	Three Months Ended September 30, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$70,621	$32,171	$21,479	$2,290	$—	$126,561
Other income	2	—	—	—	520	522
Mortgage and other financing income	1,151	14,140	9,023	—	—	24,314
Total revenue	71,774	46,311	30,502	2,290	520	151,397

Property operating expense	5,680	29	119	327	185	6,340
Total investment expenses	5,680	29	119	327	185	6,340
Net operating income - before unallocated items	66,094	46,282	30,383	1,963	335	145,057

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,070)
Costs associated with loan refinancing or payoff						(1,477)
Interest expense, net						(34,194)
Transaction costs						(113)
Depreciation and amortization						(34,694)
Equity in income from joint ventures						35
Gain on sale of real estate						997
Income tax expense						(587)
Net income						62,954
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$57,003

Operating Data:
	Nine Months Ended September 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$225,040	$104,090	$74,885	$6,833	$—	$410,848
Other income	147	62	—	—	1,432	1,641
Mortgage and other financing income	3,514	100,923	17,318	—	—	121,755
Total revenue	228,701	205,075	92,203	6,833	1,432	534,244

Property operating expense	17,962	91	1,880	1,452	481	21,866
Other expense	—	118	—	—	—	118
Total investment expenses	17,962	209	1,880	1,452	481	21,984
Net operating income - before unallocated items	210,739	204,866	90,323	5,381	951	512,260

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(36,724)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(31,958)
Interest expense, net						(101,992)
Transaction costs						(2,115)
Impairment charges						(16,548)
Depreciation and amortization						(113,889)
Equity in loss from joint ventures						(17)
Gain on sale of real estate						2,688
Gain on sale of investment in direct financing leases						5,514
Income tax expense						(2,177)
Net income						212,952
Preferred dividend requirements						(18,108)
Net income available to common shareholders of EPR Properties						$194,844

Operating Data:
	Nine Months Ended September 30, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$208,864	$78,854	$66,169	$6,870	$—	$360,757
Other income	614	—	1	—	1,903	2,518
Mortgage and other financing income	3,426	35,150	26,440	—	—	65,016
Total revenue	212,904	114,004	92,610	6,870	1,903	428,291

Property operating expense	17,060	86	151	1,020	445	18,762
Total investment expenses	17,060	86	151	1,020	445	18,762
Net operating income - before unallocated items	195,844	113,918	92,459	5,850	1,458	409,529

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(33,787)
Costs associated with loan refinancing or payoff						(1,491)
Gain on early extinguishment of debt						977
Interest expense, net						(97,853)
Transaction costs						(388)
Impairment charges						(10,195)
Depreciation and amortization						(95,919)
Equity in income from joint ventures						86
Gain on sale of real estate						28,462
Income tax expense						(2,016)
Net income						197,405
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$179,550

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

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of September 30, 2018, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $0.8 billion) which included investments in each of our four operating segments with properties located in 43 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 151 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 11 family entertainment centers. Our portfolio of owned entertainment properties consisted of 13.2 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 12 ski areas, 21 attractions, 32 golf entertainment complexes and ten other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 63 public charter school properties, 69 early education centers and 14 private schools. Our portfolio of owned education properties consisted of 4.7 million square feet and was 98% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 21.2 million square feet and was 99% leased. As of September 30, 2018, we had a total of approximately $289.2 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at September 30, 2018. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2018 and December 31, 2017.

Of our total investments of $6.7 billion at September 30, 2018, $3.0 billion or 44% related to our Entertainment segment, $2.1 billion or 32% related to our Recreation segment, $1.4 billion or 21% related to our Education segment and $179.3 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase	2018	2017	Increase (decrease)
Total revenue (1)	$176.4	$151.4	17%	$534.2	$428.3	25%
Net income available to common shareholders per diluted share (2)	1.15	0.77	49%	2.62	2.55	3%
FFOAA per diluted share (3)	1.58	1.26	25%	4.70	3.73	26%

(1) Total revenue for the three and nine months ended September 30, 2018 versus the three and nine months ended September 30, 2017 was favorably impacted by the effect of investment spending. Total revenue was also favorably impacted by prepayment fees related to two mortgage notes for the three and nine months ended September 30, 2018 of $20.0 million and $67.3 million, respectively. Total revenue for the three and nine months ended September 30, 2018 and 2017 was unfavorably impacted by property dispositions and mortgage note payoffs that occurred in 2018 and 2017.

(2) Net income available to common shareholders per diluted share for the three and nine months ended September 30, 2018 versus the three and nine months ended September 30, 2017 was also impacted by the items affecting total revenue as described above. Net income available to common shareholders per diluted share for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 was unfavorably impacted by increases in interest expense, costs associated with loan refinancing or payoff (primarily related to our redemption of our 7.75% Senior Notes due 2020), general and administrative expense, property operating expense, litigation settlement expense, transaction costs, impairment charges and lower gains on sale of real estate. Net income available to common shareholders per diluted share for the three and nine months ended September 30, 2018 versus the three and nine months ended September 30, 2017 was also favorably impacted by a gain on sale of investment in direct financing leases and unfavorably impacted by an increase in depreciation and amortization and an increase in common shares outstanding.

(3) FFOAA per diluted share for the three and nine months ended September 30, 2018 versus the three and nine months ended September 30, 2017 was also impacted by the items affecting total revenue as described above. Additionally, FFOAA per diluted share for the three months ended September 30, 2018 versus the three months ended September 30, 2017 was favorably impacted by higher termination fees recognized with the exercise of tenant purchase options and unfavorably impacted by an increase in common shares outstanding. FFOAA per diluted share for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 was unfavorably impacted by lower termination fees recognized with the exercise of tenant purchase options, as well as increases in interest expense, general and administrative expense, property operating expense and common shares outstanding.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the impairment of mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the nine months ended September 30, 2018, there were no changes to critical accounting policies.

Recent Developments and Capital Recycling

Debt Financing

On January 2, 2018, we prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by a theatre property.

Additionally, on February 28, 2018, we redeemed all of our outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, we recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the nine months ended September 30, 2018.

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

Investment Spending

Our investment spending during the nine months ended September 30, 2018 totaled $355.0 million, and included investments in each of our primary operating segments.

Entertainment investment spending during the nine months ended September 30, 2018 totaled $60.0 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as a $7.5 million megaplex theatre acquisition.

Recreation investment spending during the nine months ended September 30, 2018 totaled $224.5 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski areas, a $7.8 million acquisition of a recreation facility, and an investment of $10.3 million in a mortgage note secured by one other recreation facility and the acquisition of one attraction property described below.

On June 22, 2018, we acquired one attraction property located in Pagosa Springs, Colorado for approximately $36.4 million. The property is a natural hot springs resort and spa on approximately eight acres and is subject to a long-term, triple-net lease.

Education investment spending during the nine months ended September 30, 2018 totaled $70.5 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $17.7 million on four early education center acquisitions.

The following table details our investment spending by category during the nine months ended September 30, 2018 and 2017 (in thousands):

Nine Months Ended September 30, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$60,013	$30,407	$22,111	$7,495	$—
Recreation	224,443	168,477	457	44,206	11,303
Education	70,508	38,099	—	17,691	14,718
Other	29	29	—	—	—
Total Investment Spending	$354,993	$237,012	$22,568	$69,392	$26,021

Nine Months Ended September 30, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$264,889	$48,180	$55,549	$154,144	$7,016
Recreation	951,574	146,530	585	531,638	272,821
Education	238,667	104,842	—	38,293	95,532
Other	1,002	1,002	—	—	—
Total Investment Spending	$1,456,132	$300,554	$56,134	$724,075	$375,369

The above amounts include $70 thousand and $110 thousand in capitalized payroll, $7.2 million and $7.8 million in capitalized interest and $0.7 million and $3.2 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2018 and 2017, respectively. Excluded from the table above is approximately $10.8 million and $3.7 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2018 and 2017, respectively.

Property Dispositions

During the nine months ended September 30, 2018, we completed the sale of three entertainment parcels located in West Virginia and Illinois for net proceeds totaling $5.9 million. In connection with these sales, we recognized a gain on sale of $0.9 million during the nine months ended September 30, 2018.

Pursuant to a tenant purchase option, during the nine months ended September 30, 2018, we completed the sale of one public charter school located in California for net proceeds totaling $12.0 million and recognized a gain on sale of $1.9 million. We also completed the sale of one early education center for net proceeds of $1.6 million. No gain or loss was recognized on this sale.

During the nine months ended September 30, 2018, we completed the sale of four public charter schools, classified as investment in direct financing leases, and leased to Imagine Schools, Inc. for net proceeds of $43.4 million. Accordingly, we reduced our investment in direct financing leases, net, by $37.9 million, which included $31.6 million in original acquisition costs. A gain of $5.5 million was recognized during the nine months ended September 30, 2018.

Recreation Tenant Update

During the nine months ended September 30, 2018, Six Flags Entertainment Corporation ("Six Flags") completed their acquisition of the leasehold interest in five of our attraction properties which were previously operated by Premier Parks, LLC. As a result, Six Flags now operates six of our attraction properties representing approximately $176.2 million of net book value of assets at September 30, 2018.

Mortgage Notes Receivable

On February 16, 2018, a borrower exercised its put option to convert its mortgage note agreement, totaling $142.9 million and secured by 28 education facilities including both early education and private school properties, to a lease agreement. As a result, we recorded the rental property at the carrying value, which approximated fair value of the mortgage note on the conversion date, and allocated this cost on a relative fair value basis. The properties are leased pursuant to a triple-net master lease with a 23-year remaining term.

On March 11, 2018, we received payment in full on one mortgage note receivable of $1.5 million that was secured by land located in California. Additionally, on March 26, 2018, we received payment in full on one mortgage note receivable of $9.0 million that was secured by real estate in Washington. There were no prepayment fees received in connection with these note payoffs.

During the nine months ended September 30, 2018, we received payment in full on the mortgage note receivable of $250.3 million from Och-Ziff Real Estate (OZRE) that was secured by 14 ski properties. In connection with the prepayment of this note, we recognized prepayment fees totaling $65.9 million.

On May 29, 2018, we received a partial prepayment of $8.0 million on one mortgage note receivable that is secured by the observation deck of the John Hancock Tower in Chicago, Illinois. In connection with the partial prepayment of this note, we recognized a prepayment fee of $1.4 million.

Cappelli Legal Settlement
On June 29, 2018, we entered into a settlement agreement with affiliates of Louis Cappelli (the "Cappelli Group") whereby each of the parties fully settled all disputes between and among them relating to previously disclosed litigation in which we were the defendant. The terms of the settlement agreement include, among other terms, a payment of $2.0 million to the plaintiffs, the mutual release of all parties, and the dismissal of the final pending New York state court case with prejudice. Additionally, during the nine months ended September 30, 2018, we paid approximately $90 thousand in professional fees associated with the settlement. See Note 14 for further discussion related to the Cappelli Group legal settlement.

Early Childhood Education Tenant Update
As previously disclosed, certain subsidiaries of Children's Learning Adventure USA ("CLA") that are tenants of our leases (the "CLA Debtors") filed petitions in bankruptcy under Chapter 11 seeking the protections of the U.S. Bankruptcy Code. On March 14, 2018, we, CLA, CLA Debtors and certain other CLA subsidiaries' operating properties owned by us (collectively, the "CLA Parties") entered into and filed a Stipulation to Resolve Pending Motions (the "Stipulation")

providing that (a) the CLA Parties would pay monthly rent of $750 thousand for the months of March, April and May, and monthly rent of $1.0 million for the months of June and July, (b) resolution of restructuring of the leases between us and the CLA Parties would be concluded no later than July 31, 2018 (the "Forbearance Period"), (c) relief from stay would be granted with respect to our properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation.
In July 2018, we entered into a new lease agreement with CLA related to 21 open schools which replaced the prior lease arrangements. The lease agreement provided for a one-month term for rent of $1.0 million that expired on August 31, 2018. We agreed to extend this lease for the months of September and October 2018 and the monthly rent of $1.0 million plus approximately $170 thousand for pro rata property taxes has been paid for each of these months. If the new lease is not further extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. We had $248.4 million classified in rental properties, net, in the accompanying consolidated balance sheets at September 30, 2018 for these 21 schools and determined that the estimated undiscounted future cash flow exceed the carrying values of these properties.

As part of this agreement, CLA also relinquished control of four of our properties that were still under development as we no longer intend to develop these properties for CLA. As a result, we revised our estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties. During the nine months ended September 30, 2018, we obtained independent appraisals of these four properties and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge is primarily related to the cost of improvements specific to the development of CLA’s prototype.
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
We fully reserved approximately $7.3 million and $6.0 million in receivables from CLA at September 30, 2018 and December 31, 2017, respectively. If we receive payments from CLA in the future, we will recognize such payments on a cash basis until a successful restructuring is completed.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Rental revenue was $140.9 million for the three months ended September 30, 2018 compared to $126.6 million for the three months ended September 30, 2017. This increase resulted primarily from $13.1 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 and conversion and reclassification of certain mortgage notes, an increase in rental revenue of $1.0 million relating to CLA and an increase of $1.9 million related to increased rental revenue on existing properties. These increases were partially offset by a decrease of $1.7 million in rental revenue from property dispositions. Percentage rents of $2.7 million and $2.2 million were recognized during the three months ended September 30, 2018 and 2017, respectively. Straight-line rents of $3.1 million and $2.4 million were recognized during the three months ended September 30, 2018 and 2017, respectively. Tenant reimbursements of $3.7 million were recognized during both of the three months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, there were no significant lease renewals on existing properties.

Mortgage and other financing income for the three months ended September 30, 2018 was $35.1 million compared to $24.3 million for the three months ended September 30, 2017. The $10.8 million increase was primarily due to prepayment fees received in connection with the prepayment of the OZRE mortgage note during the three months ended September 30, 2018 totaling $20.0 million. For further detail, see Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. This increase was partially offset by the conversion of a mortgage note secured by 28 early education properties to leased properties during the nine months ended September 30, 2018, six public charter school properties reclassified from direct financing leases to operating leases in 2017, other note payoffs during 2018 and 2017, as well as the sale of four public charter school properties classified as direct financing leases.
Our property operating expenses totaled $7.0 million for the three months ended September 30, 2018 compared to $6.3 million for the three months ended September 30, 2017. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.7 million increase resulted primarily from higher property operating expenses at our multi-tenant properties.
Our general and administrative expense totaled $11.4 million for the three months ended September 30, 2018 compared to $12.1 million for the three months ended September 30, 2017. The decrease of $0.7 million related primarily to a decrease in professional fees.
Costs associated with loan refinancing or payoff for the three months ended September 30, 2017 were $1.5 million and were related to the amendment to our unsecured revolving credit facility and term loan. There were no costs associated with loan refinancing for the three months ended September 30, 2018.
Our net interest expense decreased by $0.6 million to $33.6 million for the three months ended September 30, 2018 from $34.2 million for the three months ended September 30, 2017. This decrease resulted primarily from a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.1 million for the three months ended September 30, 2018 compared to $0.1 million for the three months ended September 30, 2017. The increase of $1.0 million was due to an increase in potential and terminated transactions.

Depreciation and amortization expense totaled $38.6 million for the three months ended September 30, 2018 compared to $34.7 million for the three months ended September 30, 2017. The $3.9 million increase resulted primarily from acquisitions and developments completed in 2017 and 2018. This increase was partially offset by property dispositions that occurred during 2017 and 2018.

Gain on sale of real estate was $2.2 million for the three months ended September 30, 2018 and related to the exercise of a tenant purchase option on a public charter school property as well as the gain on sale of one entertainment parcel. Gain on sale of real estate was $1.0 million for the three months ended September 30, 2017 and related to the exercise of a tenant purchase option on a public charter school property.

Gain on sale of investment in direct financing leases was $5.5 million for the three months ended September 30, 2018 and related to the sale of four public charter school properties leased to Imagine. For further detail, see Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. There was no gain on sale of investment in direct financing leases for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Rental revenue was $410.8 million for the nine months ended September 30, 2018 compared to $360.8 million for the nine months ended September 30, 2017. This increase resulted primarily from $51.8 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 (including our transaction with CNL Lifestyle which closed on April 6, 2017) and conversion and reclassification of certain mortgage notes, and an increase of $4.3 million in rental revenue on existing properties. These increases were partially offset by a decrease in rental revenue of $1.1 million relating to CLA and a decrease of $4.9 million in rental revenue from property dispositions. Percentage rents of $5.7 million and $4.7 million were recognized during the nine months ended September 30, 2018 and 2017, respectively. Straight-line rents of $7.0 million and $11.4 million were recognized during the nine months ended September 30, 2018 and 2017, respectively. Tenant reimbursements of $11.4 million were recognized during both the nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, we renewed four lease agreements on approximately 240,809 square feet and funded or agreed to fund an average of $29.07 per square foot in tenant improvements. We experienced a decrease of approximately 1.7% in rental rates and paid no leasing commissions with respect to these renewals.

Mortgage and other financing income for the nine months ended September 30, 2018 was $121.8 million compared to $65.0 million for the nine months ended September 30, 2017. The $56.8 million increase was primarily due to prepayment fees received in connection with prepayments on two mortgage notes during the nine months ended September 30, 2018 totaling $67.3 million. See Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail. These increases were partially offset by the conversion of a mortgage note secured by 28 early education properties to leased properties during the nine months ended September 30, 2018, six public charter school properties reclassified from direct financing leases to operating leases in 2017, other note payoffs during 2018 and 2017, as well as the sale of four public charter school properties classified as direct financing leases.
Our property operating expenses totaled $21.9 million for the nine months ended September 30, 2018 compared to $18.8 million for the nine months ended September 30, 2017. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $3.1 million increase resulted from higher property operating expenses at our multi-tenant properties, including an increase in bad debt expense.
Our general and administrative expense totaled $36.7 million for the nine months ended September 30, 2018 compared to $33.8 million for the nine months ended September 30, 2017. The increase of $2.9 million related primarily to an increase in payroll and benefits costs, including share based compensation, as well as an increase in professional fees and franchise taxes.
Litigation settlement expense was $2.1 million for the nine months ended September 30, 2018 and related to the settlement of our litigation with the Cappelli Group. See Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail. There was no litigation settlement expense for the nine months ended September 30, 2017.
Costs associated with loan refinancing or payoff for the nine months ended September 30, 2018 was $32.0 million and primarily related to the redemption of the 7.75% Senior Notes due 2020. Costs associated with loan refinancing or payoff for the nine months ended September 30, 2017 was $1.5 million and related primarily to the amendment to our unsecured revolving credit facility and term loan.
Gain on early extinguishment of debt for the nine months ended September 30, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the nine months ended September 30, 2018.
Our net interest expense increased by $4.1 million to $102.0 million for the nine months ended September 30, 2018 from $97.9 million for the nine months ended September 30, 2017. This increase resulted from an increase in average borrowings partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $2.1 million for the nine months ended September 30, 2018 compared to $0.4 million for the nine months ended September 30, 2017. The increase of $1.7 million was due to an increase in potential and terminated transactions.

Impairment charges for the nine months ended September 30, 2018 totaled $16.5 million and related to two partially completed early education centers and two land parcels with site improvements. See Note 4 to the consolidated financial statement included in this Quarterly Report on Form 10-Q for further information. Impairment charges for the nine months ended September 30, 2017 totaled $10.2 million and related to six charter school properties included in our investment in direct financing leases. See Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Depreciation and amortization expense totaled $113.9 million for the nine months ended September 30, 2018 compared to $95.9 million for the nine months ended September 30, 2017. The $18.0 million increase resulted primarily from acquisitions and developments completed in 2017 and 2018, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions that occurred during 2017 and 2018.

Gain on sale of real estate was $2.7 million for the nine months ended September 30, 2018 and related to the sale of three entertainment parcels and the exercise of a tenant purchase option on a public charter school property. Gain on sale of real estate was $28.5 million for the nine months ended September 30, 2017 and related to the sale of four entertainment properties, the exercise of five tenant purchase options on public charter school properties and the sale of two additional education properties.

Gain on sale of investment in direct financing leases was $5.5 million for the nine months ended September 30, 2018 and related to the sale of four public charter school properties leased to Imagine. For further detail, see Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. There was no gain on sale of investment in direct financing leases for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash and cash equivalents were $74.2 million at September 30, 2018. In addition, we had restricted cash of $22.0 million at September 30, 2018. Of the restricted cash at September 30, 2018, $15.3 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $6.7 million related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

At September 30, 2018, we had total debt outstanding of $3.0 billion of which 99% was unsecured.

At September 30, 2018, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 5.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At September 30, 2018, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 3.24% at September 30, 2018.

At September 30, 2018, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 3.22% at September 30, 2018. As of September 30, 2018, $300.0 million of this LIBOR-based debt was fixed with interest rate swaps at 2.64% from July 6, 2017 to April 5, 2019. In addition, as of September 30, 2018, we have entered into interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.

At September 30, 2018, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at September 30, 2018.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2018.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $400.9 million and $314.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by investing activities was $7.9 million for the nine months ended September 30, 2018 and net cash used by investing activities was $634.9 million for the nine months ended September 30, 2017. Net cash used by financing activities was $371.5 million for the nine months ended September 30, 2018 and net cash provided by financing activities was $326.7 million for the nine months ended September 30, 2017. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2018, we had an aggregate of approximately $84.4 million of commitments to fund development projects including 11 entertainment development projects for which we had commitments to fund approximately $20.1 million, five recreation development projects for which we had commitments to fund approximately $51.1 million and four education development projects for which we had commitments to fund approximately $13.2 million, of which approximately $39.7 million is expected to be funded in 2018 and the remainder is expected to be funded in 2019. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of September 30, 2018, we had a commitment to fund approximately $203.7 million, of which $129.5 million had been funded, to complete an indoor waterpark hotel and adventure park at our casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received reimbursements of $43.4 million and $23.9 million of construction costs during the year ended December 31, 2016 and 2017, respectively. During the nine months ended September 30, 2018, we received an additional reimbursement of $6.9 million. Construction of infrastructure improvements is currently expected to be completed in the remainder of 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2018, we had four mortgage notes receivable with commitments totaling approximately $11.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.7 million related to two theatres in Louisiana for which we earn a fee at an annual rate of 4.00% over the 30-year terms of the related bonds. We have recorded $13.3 million as a deferred asset included in other assets and $13.3 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2018 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2018, we had five surety bonds outstanding totaling $22.5 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt payments due until 2022. Our sources of liquidity as of September 30, 2018 to pay the 2018 commitments described above include the amount available under our unsecured revolving credit facility of $1.0 billion at September 30, 2018, as well as unrestricted cash on hand of $74.2 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2018.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.3x as of September 30, 2018 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 42% as of September 30, 2018. Our net debt as a percentage of our total market capitalization at September 30, 2018 was 35%. We calculate our total market capitalization of $8.4 billion by aggregating the following at September 30, 2018:

•	Common shares outstanding of 74,336,986 multiplied by the last reported sales price of our common shares on the NYSE of $68.41 per share, or $5.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $2.9 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2018 and 2017 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FFO:
Net income available to common shareholders of EPR Properties	$85,797	$57,003	$194,844	$179,550
Gain on sale of real estate	(2,215)	(997)	(2,688)	(28,462)
Gain on sale of investment in direct financing leases	(5,514)	—	(5,514)	—
Impairment of rental properties	—	—	16,548	—
Impairment of direct financing leases - residual value portion (1)	—	—	—	2,897
Real estate depreciation and amortization	38,388	34,457	113,211	95,243
Allocated share of joint venture depreciation	54	55	170	163
FFO available to common shareholders of EPR Properties	$116,510	$90,518	$316,571	$249,391

FFO available to common shareholders of EPR Properties	$116,510	$90,518	$316,571	$249,391
Add: Preferred dividends for Series C preferred shares	1,940	1,941	5,820	5,823
Add: Preferred dividends for Series E preferred shares	1,939	—	5,817	—
Diluted FFO available to common shareholders of EPR Properties	$120,389	$92,459	$328,208	$255,214
FFOAA:
FFO available to common shareholders of EPR Properties	$116,510	$90,518	$316,571	$249,391
Costs associated with loan refinancing or payoff	—	1,477	31,958	1,491
Transaction costs	1,101	113	2,115	388
Litigation settlement expense	—	—	2,090	—
Termination fee included in gain on sale	1,864	954	1,864	6,774
Impairment of direct financing leases - allowance for lease loss portion (1)	—	—	—	7,298
Gain on early extinguishment of debt	—	—	—	(977)
Gain on insurance recovery (included in other income)	—	—	—	(606)
Deferred income tax expense	92	227	755	911
FFOAA available to common shareholders of EPR Properties	$119,567	$93,289	$355,353	$264,670
FFOAA available to common shareholders of EPR Properties	$119,567	$93,289	$355,353	$264,670
Add: Preferred dividends for Series C preferred shares	1,940	1,941	5,820	5,823
Add: Preferred dividends for Series E preferred shares	1,939	—	5,817	—
Diluted FFOAA available to common shareholders of EPR Properties	$123,446	$95,230	$366,990	$270,493
AFFO:
FFOAA available to common shareholders of EPR Properties	$119,567	$93,289	$355,353	$264,670
Non-real estate depreciation and amortization	235	237	678	676
Deferred financing fees amortization	1,470	1,598	4,307	4,579
Share-based compensation expense to management and Trustees	3,687	3,605	11,295	10,566
Amortization of above and below market leases, net and tenant allowances	(55)	(55)	(527)	(41)
Maintenance capital expenditures (2)	(540)	(1,125)	(1,765)	(4,316)
Straight-lined rental revenue	(3,079)	(2,357)	(7,013)	(11,417)
Non-cash portion of mortgage and other financing income	(819)	(905)	(2,259)	(2,361)
AFFO available to common shareholders of EPR Properties	$120,466	$94,287	$360,069	$262,356

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FFO per common share:
Basic	$1.57	$1.23	$4.26	$3.55
Diluted	1.54	1.22	4.21	3.52
FFOAA per common share:
Basic	$1.61	$1.27	$4.78	$3.76
Diluted	1.58	1.26	4.70	3.73
Shares used for computation (in thousands):
Basic	74,345	73,663	74,274	70,320
Diluted	74,404	73,724	74,316	70,385

Weighted average shares outstanding-diluted EPS	74,404	73,724	74,316	70,385
Effect of dilutive Series C preferred shares	2,122	2,072	2,110	2,063
Adjusted weighted average shares outstanding-diluted Series C	76,526	75,796	76,426	72,448
Effect of dilutive Series E preferred shares	1,610	—	1,604	—
Adjusted weighted average shares outstanding-diluted Series C and Series E	78,136	75,796	78,030	72,448

Other financial information:
Dividends per common share	$1.08	$1.02	$3.24	$3.06

(1)
Impairment charges recognized during the nine months ended September 30, 2017 total $10.2 million and related to our investment in direct financing leases, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further information.

(2)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for the three and nine months ended September 30, 2018 would be dilutive to FFO and FFOAA. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO per share and diluted FFOAA per share for the three and nine months ended September 30, 2018.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three and nine months ended September 30, 2017. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for the three and nine months ended September 30, 2017. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares does not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO and FFOAA per share data for the three and nine months ended September 30, 2017.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	September 30,
	2018	2017
Net Debt:
Debt	$2,954,962	$2,987,925
Deferred financing costs, net	35,033	33,951
Cash and cash equivalents	(74,153)	(11,412)
Net Debt	$2,915,842	$3,010,464

	Three Months Ended September 30,
	2018	2017
EBITDAre and Adjusted EBITDA:
Net income	$91,833	$62,954
Interest expense, net	33,576	34,194
Income tax expense	515	587
Depreciation and amortization	38,623	34,694
Gain on sale of real estate	(2,215)	(997)
Gain on sale of investment in direct financing leases	(5,514)	—
Costs associated with loan refinancing or payoff	—	1,477
Equity in income from joint ventures	(20)	(35)
EBITDAre (for the quarter)	$156,798	$132,874

Transaction costs	1,101	113
Prepayment fees	(20,026)	—
Adjusted EBITDA (for the quarter)	$137,873	$132,987

Adjusted EBITDA (1)	$551,492	$531,948

Net Debt/Adjusted EBITDA Ratio	5.3	5.7

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

	September 30, 2018	December 31, 2017
Total Investments:
Rental properties, net of accumulated depreciation	$4,891,955	$4,604,231
Add back accumulated depreciation on rental properties	848,280	741,334
Land held for development	31,076	33,692
Property under development	289,228	257,629
Mortgage notes and related accrued interest receivable	572,700	970,749
Investment in direct financing leases, net	20,495	57,903
Investment in joint ventures	5,018	5,602
Intangible assets, gross(1)	46,240	35,209
Notes receivable and related accrued interest receivable, net(1)	5,383	5,083
Total investments	$6,710,375	$6,711,432

Total investments	$6,710,375	$6,711,432
Cash and cash equivalents	74,153	41,917
Restricted cash	22,031	17,069
Account receivable, net	104,757	93,693
Less: accumulated depreciation on rental properties	(848,280)	(741,334)
Less: accumulated amortization on intangible assets	(8,063)	(6,340)
Prepaid expenses and other current assets	59,097	75,056
Total assets	$6,114,070	$6,191,493

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	September 30, 2018	December 31, 2017
Intangible assets, gross	$46,240	$35,209
Less: accumulated amortization on intangible assets	(8,063)	(6,340)
Notes receivable and related accrued interest receivable, net	5,383	5,083
Prepaid expenses and other current assets	59,097	75,056
Total other assets	$102,657	$109,008

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2018, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR. As of September 30, 2018, we had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of this LIBOR-based debt from July 6, 2017 to April 5, 2019. Additionally, as of September 30, 2018, we had three interest rate swap agreements to fix the interest rate at 3.15% on $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.
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
We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. To mitigate our foreign currency risk in future periods on these Canadian properties, we entered into a cross currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million U.S. The net effect of this swap was to lock in an exchange rate of $1.26 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2020. There was no initial or final exchange of the notional amounts on this swap. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2020 as their impact on our reported FFO when settled moved in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.

In order to also hedge our net investment on the four Canadian properties, we entered into two cross-currency swaps, designated as net investment hedges effective July 1, 2018 with a total fixed notional value of $200.0 million CAD and $151.6 million USD with a maturity date of July 1, 2023. Included in this net investment hedge, we locked in an exchange rate of $1.32 CAD per U.S. dollar on approximately $4.5 million of additional annual CAD denominated cash flows on the properties through July 1, 2023.

On June 29, 2018, we de-designated two CAD to USD currency forward agreements in conjunction with entering into new agreements, described above, effectively terminating the currency forward agreements. These contracts were previously designated as net investment hedges. During the three months ended September 30, 2018, we received $30.8 million of cash in connection with the settlement of the CAD to USD currency forward agreements. The corresponding change in value of the forward contracts for the period from inception through de-designation of $30.8 million is reported in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of our investment in our four Canadian properties.

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

Item 4. Controls and Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties would pay monthly rent for the months of March, April, May, June and July in the amounts of $750 thousand, $750 thousand, $750 thousand, $1.0 million and $1.0 million, respectively, (b) resolution of restructuring of the leases between the Company and the CLA Parties would be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay would be granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties made all of the rent payments required by the Stipulation.

In July 2018, the Company entered into a new lease agreement with CLA related to the 21 operating properties which replaced the prior lease arrangements. The lease agreement provided for a one-month term for rent of $1.0 million that expired on August 31, 2018. The Company agreed to extend this lease for the months of September and October and the monthly rent of $1.0 million plus approximately $170 thousand for pro rata property taxes has been paid for each of these months. The Company may agree to further extend this lease, in its sole discretion, if the Company believes CLA is making adequate progress towards a satisfactory restructuring. If the new lease is not extended, CLA will be required to expeditiously vacate these properties, in which case the Company intends to lease some or all of the 21 schools to other operators. CLA also relinquished control of the four properties that were still under development as the Company no longer intends to develop these properties for CLA.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended September 30, 2018.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2018.

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

EPR Properties

Dated:	October 30, 2018	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 30, 2018	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)