Form 10-K
period 2018-12-31
EPR PROPERTIES
filed 2019-02-28
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $4,853,135,832.
At February 27, 2019, there were 74,905,631 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	Global economic uncertainty and disruptions in financial markets;

•	Reduction in discretionary spending by consumers;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

•	Our ability to renew maturing leases on terms comparable to prior leases and/or our ability to locate substitute lessees for these properties on economically favorable terms;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	Risks associated with a single tenant representing a substantial portion of our lease revenues;

•
The ability of our public charter school tenants to comply with their charters and continue to receive funding from local, state and federal governments, the approval by applicable governing authorities of substitute operators to assume control of any failed public charter schools and our ability to negotiate the terms of new leases with such substitute tenants on acceptable terms;

•	The ability of our build-to-suit tenants to achieve sufficient operating results within expected timeframes and therefore have capacity to pay their agreed upon rent;

•	The ability of our early childhood education tenant, Children's Learning Adventure, to successfully transition our properties to one or more third party operators;

•
Risks associated with potential criminal proceedings against one of our waterpark mortgagors and certain related parties, which could negatively impact the likelihood of repayment of the related mortgage loans secured by the waterpark and other collateral;

•	Risks relating to our tenants' exercise of purchase options or borrowers' exercise of prepayment options related to our education properties;

•	Risks associated with our dependence on third-party managers to operate certain of our recreation anchored lodging properties;

•	Risks associated with our level of indebtedness;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes and related tax matters;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

i

•	Risks associated with the employment of personnel by managers of our recreation anchored lodging properties;

•	Risks associated with security breaches and other disruptions;

•	Changes in accounting standards that may adversely affect our financial statements;

•	Fluctuations in the value of real estate income and investments;

•
Risks relating to real estate ownership, leasing and development, including local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants or other customers, and how well we manage our properties;

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Risks associated with the relatively illiquid nature of our real estate investments;

•	Risks with owning assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances that could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in foreign exchange rates; and

•	Changes in laws and regulations, including tax laws and regulations.

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

We are a self-administered REIT. As of December 31, 2018, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $0.9 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.9 billion at December 31, 2018. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2018 and 2017. We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. Our total investments at December 31, 2018 consisted of interests in the following:

•
$3.0 billion or 43% related to entertainment properties, which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$2.3 billion or 33% related to recreation properties, which includes ski properties, attractions, golf entertainment complexes and other recreation facilities;

•	$1.4 billion or 21% related to education properties, which consists of investments in public charter schools, early education centers and K-12 private schools; and

•	$194.9 million or 3% related to other properties, which relates to the Resorts World Catskills (formerly Adelaar) casino and resort project in Sullivan County, New York.

We believe entertainment, recreation and education are highly enduring sectors of the real estate industry and that, as a result of our focus on properties in these sectors, industry relationships and the knowledge of our management, we have a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach, particularly as it relates to experiential real estate, aligns with the trends in consumer demand, and offers the potential for higher growth and better yields.

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

Entertainment

As of December 31, 2018, our Entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $3.0 billion with interests in:

•	152 megaplex theatres located in 35 states;

•	seven entertainment retail centers (which included seven additional megaplex theatres) located in three states, and Canada;

•	11 family entertainment centers located in six states;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	$20.0 million in construction in progress primarily for real estate development and redevelopment of megaplex theatres as well as other retail redevelopment projects; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2018, our owned real estate portfolio of megaplex theatres consisted of approximately 11.3 million square feet and was 100% leased and our remaining owned entertainment real estate portfolio consisted of 2.1 million square feet and was 90% leased. The combined owned entertainment real estate portfolio consisted of 13.4 million square feet and was 98% leased. Our owned theatre properties are leased to 15 different leading theatre operators. A significant portion of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC"). For the year ended December 31, 2018, approximately $115.8 million or 16.5% of the Company's total revenues were derived from rental payments by AMC.

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

As exhibitors pursue the renovation of theatres with enhanced amenities, we are working with our tenants, generally toward the end of their primary lease terms, to extend the terms of their leases beyond the initial option periods, finance improvements where applicable and to recapture land where seat count reductions alleviate parking requirements. In conjunction with these changes, we may also make changes to the rental rates to better reflect the existing market demands and additional capital invested. In addition to positioning expiring theatre assets for continued success, the renovation of these assets creates an opportunity to diversify the Company's tenant base into other entertainment or retail uses adjacent to a movie theatre.

The theatre box office had a record year in 2018 with revenues of approximately $11.9 billion per Box Office Mojo, an increase of over 7% versus the prior year and an increase of over 4% versus the previous record year set in 2016. We expect the development of new megaplex theatres and the conversion or partial conversion of existing theatres to enhanced amenity formats to continue in the United States and abroad over the long-term. As a result of the significant capital commitment involved in building new megaplex theatres and redeveloping existing theatres, as well as the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to exhibition businesses in the future.

We also continue to seek opportunities for the development of additional restaurant, retail and other entertainment venues around our existing portfolio. The opportunity to capitalize on the traffic generation of our market-dominant theatres to create entertainment retail centers (“ERCs”) not only strengthens the execution of the megaplex theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of entertainment and retail density, and we will also continue to evaluate the purchase or financing of existing ERCs that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our ERCs are generally met through the use of third-party professional service providers.

Our family entertainment center operators offer a variety of entertainment options including bowling, bocce ball and karting.

We will continue to seek opportunities for the development of, or acquisition of, other entertainment related properties that leverage our expertise in this area.

Recreation

As of December 31, 2018, our Recreation segment consisted of investments in ski properties, attractions, golf entertainment complexes and other recreation properties totaling approximately $2.3 billion with interests in:

•	12 ski properties located in seven states;

•	21 attractions located in 13 states;

•	34 golf entertainment complexes located in 19 states;

•	13 other recreation properties located in six states; and

•
$249.9 million in construction in progress primarily for the development of an indoor waterpark hotel at the Resorts World Catskills casino and resort project located in Sullivan County, New York and golf entertainment complexes.

As of December 31, 2018, our owned recreation real estate portfolio was 100% leased.

Our ski properties provide a sustainable advantage for the experience conscious consumer, providing outdoor entertainment in the winter and, in some cases, year-round. All of the ski properties that serve as collateral for our mortgage notes in this area, as well as our five owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski properties lies in the convenient and reliable experience consumers can expect. Given that all of our ski properties are located near major metropolitan areas, they offer skiing, snowboarding and other activities without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience during the winter versus other ski properties that do not have such capabilities. Our ski properties are leased to, or we have mortgage notes receivable from, five different operators. We expect to continue to pursue opportunities in this area.

Our attraction portfolio consists of waterparks (including related lodging), amusement parks and an interactive museum, each of which draw a diverse segment of customers. Our attraction operators continue to deliver innovative and compelling attractions along with high standards of service, making our attractions a day of fun that's accessible for families, teens, locals and tourists. These attractions offer experiences designed to appeal to all ages while remaining accessible in both cost and proximity. As many waterparks are growing from single-day attendance to a destination getaway, we believe indoor waterpark hotels increase the four-season appeal at many resorts. Our attraction properties are leased to, or we have mortgage notes receivable from, eight different operators. We expect to continue to pursue opportunities in this area.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or under mortgage with, Topgolf. By combining an interactive entertainment and food and beverage experience with a long-lived recreational activity, we believe Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue opportunities related to golf entertainment complexes.

Our other recreation portfolio consists of both classic and innovative activities and includes investments in fitness and wellness properties, recreation anchored lodging and indoor sky-diving facilities. Our investments in recreation anchored lodging (including lodging associated with indoor waterparks included in our attraction portfolio) have been structured using triple-net leases or more traditional REIT lodging structures. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries ("TRSs") which are facilitated by management agreements with eligible independent contractors. We expect to continue to pursue opportunities for investments in recreation anchored lodging under either triple-net leases or more traditional REIT lodging structures.

We will continue to seek opportunities for the development of, or acquisition of, other recreation related properties that leverage our expertise in this area.

Education

As of December 31, 2018, our Education segment consisted of investments in public charter schools, early education centers and K-12 private schools totaling approximately $1.4 billion with interests in:

•	59 public charter schools located in 19 states;

•	69 early education centers located in 21 states;

•	15 private schools located in nine states;

•	$17.6 million in construction in progress for real estate development or expansions of public charter schools and early education centers; and

•	$9.6 million in undeveloped land inventory.

As of December 31, 2018, our owned education real estate portfolio consisted of approximately 4.7 million square feet and was 98% leased. This includes properties operated by Children's Learnings Adventure USA, LLC (“CLA”) as 100% leased, as further discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.

Public charter schools are tuition-free, independent schools that are publicly funded by local, state and federal tax dollars based on enrollment. Driven by the need to improve the quality of public education and provide more school choices in the U.S., public charter schools are one of the fastest growing segments of the multi-billion dollar educational facilities sector, and we believe a critical need exists for the financing of new and refurbished educational facilities. To meet this need, we have established relationships with public charter school operators, authorizers and developers across the country. Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from local, state and federal tax dollars. Like public schools, public charter schools are required to meet both state and federal academic standards. We have 44 different operators for our owned public charter schools.

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

Early education centers continue to see demand due to the proliferation of dual income families and the increasing emphasis on early childhood education, beyond traditional daycare. There is increased demand for curriculum-based, child-centered learning. We believe this property type is a logical extension of our education platform and allows us to increase our diversity and geographical reach with these assets. We have 11 different operators for our owned early education centers.

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

Many of our education lease and mortgage agreements contain purchase or prepayment options whereby the tenant or borrower can acquire the property or prepay the mortgage loan for a premium over the total development cost at certain points during the terms of the agreements. If these properties meet certain criteria, the tenants may be able to obtain bond or other financing at lower rates and therefore be motivated to exercise these options. We do not anticipate that all of these options will be exercised but cannot determine at this time the amount of such option exercises. Additionally, it is difficult to forecast when these options will be exercised, which can create volatility in our earnings. In accordance with GAAP, prepayment penalties related to mortgage agreements are included in mortgage and other financing income and are included in Funds From Operations ("FFO") as adjusted (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO and FFO as adjusted ("FFOAA"), which are non-GAAP measures). However, if a tenant exercises the option to purchase a property under lease, GAAP requires that a gain on sale be recognized for the amount of cash received over the carrying value of the property and gains on sale are typically excluded from FFOAA. Accordingly, for consistency in presentation and with the wording and intent of the lease provisions, we treat the premium over the total development cost (i.e. the undepreciated cost) as a termination fee and include such fees in FFOAA, and only the difference between the total development cost and the carrying value is treated as gain on sale and excluded from FFOAA.

During the year ended December 31, 2018, we received prepayment of $38.1 million on five mortgage notes receivable that were secured by four public charter schools and land located in Arizona and we received associated prepayment fees of $3.4 million. In addition, pursuant to a tenant purchase option, we completed the sale of one public charter school located in California for net proceeds of $12.0 million. In connection with this sale, we recognized a gain on sale of $1.9 million, which has been included in termination fees in FFOAA per the methodology discussed above.

As of December 31, 2018, an estimate of the number of education properties potentially impacted by option exercises, the total development cost and the total potential amount of the prepayment penalties or lease termination fees in the option period by year are as follows (dollars in thousands):

Year Option Exercisable	Number of Education Properties	Total Development Cost	Total Potential Termination Fees/Prepayment Penalties in Option Period
2019	10	$122,833	$19,152
2020	15	126,896	22,967
2021	13	131,709	22,103
2022	4	40,160	8,915
2023	—	—	—
Thereafter	4	155,888	22,746

Other

As of December 31, 2018, our Other segment consisted primarily of land under ground lease, property under development and land held for development totaling approximately $194.9 million related to the Resorts World Catskills casino and resort project in Sullivan County, New York, which we previously referred to as the Adelaar casino and resort project. Our ground lease tenant is expected to ultimately invest in excess of $925.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018.

Business Objectives and Strategies

Our vision is to become the leading specialty REIT by focusing our unique knowledge and resources on select real estate segments which provide the potential for outsized returns.

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO, which is a non-GAAP measure). Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below.

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

To this end, we will deliberately apply information and our ingenuity to identify properties which represent potential logical extensions within each of our segments, or potential future investment segments. As part of our strategic planning and portfolio management process we assess new opportunities against the following five key underwriting principles:

Inflection Opportunity

•	Specialty versus commodity real estate

•	New or emerging generation of real estate as a result of age, technology or change in consumer lifestyle or habits

Enduring Value

•	Underlying activity long-lived

•	Real estate that supports commercially successful activities

•	Outlook for business stable or growing

Excellent Execution

•	Best-of-class executions that create market-dominant properties

•	Sustainable customer demand within the category despite a potential change in tenancy

•	Tenants with a reliable track record of customer service and satisfaction

Attractive Economics

•	Initially accretive with escalating yield over time

•	Rent participation features which allow for participation in financial performance

•	Scalable depth of opportunity

•	Strong, stable rent coverage and the potential for cross-default features

Advantageous Position

•	First mover advantage and/or dominant player in real estate ownership or financing

•	Preferred tenant or borrower relationship that provides access to sites and development projects

•	Data available to assess and monitor performance

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

Traditional REIT Lodging Structure
We may from time to time use traditional REIT lodging structures, where we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in TRSs which are facilitated by management agreements with eligible independent contractors. However, we do not currently anticipate that these investments will exceed 10% of our total assets.

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

Dispositions
We will consider property dispositions for reasons such as creating price awareness of a certain property type, opportunistically taking advantage of an above-market offer or reducing exposure related to a certain tenant, property type or geographic area.

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

Payment of Regular Dividends
We pay dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis). We expect to continue to pay dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed, and may continue to seek to finance, entertainment, recreation, education and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2018, we had 64 full-time employees.

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
There continues to be global economic uncertainty. Increased uncertainty in the wake of the "Brexit" referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union, the formal notice by the United Kingdom in March 2017 of its exit from the European Union and the pending negotiations of such exit, as well as political changes in the U.S. and abroad, have contributed to volatility in the global financial markets. Although the U.S. economy has continued to improve, there can be no assurances that the U.S. economy will continue to improve or that a future recession will not occur. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing.

Most of our customers, consisting primarily of tenants and borrowers, operate properties in market segments that depend upon discretionary spending by consumers. Any reduction in discretionary spending by consumers within the market segments in which our customers or potential customers operate could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Movie theatres, entertainment retail centers, recreation and entertainment venues, early childhood education centers, private K-12 schools, ski properties and attractions represent some of the largest market investments in our portfolio; and AMC, Topgolf, Regal Cinemas, Inc. and Cinemark USA, Inc. represented our largest customers for the year ended December 31, 2018. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. In addition, the lodging industry is also highly sensitive to consumer discretionary spending. A downturn in the economy, or a trend to not want to go "out of home" for entertainment, recreation or education, could cause consumers to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.

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

An increase in interest rates could increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
The U.S. Federal Reserve increased its benchmark interest rate multiple times in 2018 and has continued signaling that rates could continue to rise. If interest rates continue to increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

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

From time to time, the base terms of some of our leases will expire and there is no assurance that such leases will be renewed at existing lease terms, at otherwise economically favorable terms or at all.
From time to time, the base terms of some of our leases with our tenants will expire. These tenants have and may continue to seek rent or other concessions from us, including requiring us to modify the properties in order to renew their leases. There is no guarantee that we will be able to renew these leases at existing lease terms, at otherwise economically favorable terms or at all. In addition, if we fail to renew these leases, there can be no assurances that we will be able to locate substitute tenants for such properties or enter into leases with these substitute tenants on economically favorable terms.

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

In addition, some of our theatre tenants have disclosed that they are subject to pending anti-trust investigations by the U.S. Department of Justice and several states regarding such tenants' alleged anticompetitive practices, including seeking agreements with motion picture distributors for exclusive rights to releases in certain markets. The U.S. Department of Justice has also announced that it is reviewing anti-trust rules that prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres. There can be no assurances as to the outcome of such investigations or reviews or whether such investigations or reviews will materially adversely affect such tenants' operations and, in turn, their ability to perform under their leases.

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
AMC theatres, one of the nation's largest movie exhibition companies, is the lessee of a substantial number of our megaplex theatre properties. For the year ended December 31, 2018, approximately $115.8 million or 16.5% of our total revenues were derived from rental payments by AMC. AMC Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of its leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators or by acquiring or seeking to acquire other properties. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guarantee.

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

Our lease agreements with Imagine Schools, Inc. and its affiliates ("Imagine"), provide certain contractual protections designed to mitigate risk, such as risk arising from the revocation of a charter of one or more of the Imagine school subtenants. Subject to our approval and certain other terms and conditions, the lease agreements allow Imagine to re-tenant any public charter school properties that are causing technical defaults within one hundred and eighty (180) days of notice of such default. However, there is no guarantee that new sub-tenants will be available for such schools. In addition, while governing authorities may approve replacement operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such operators, nor can we predict whether we could reach sublease agreements with such replacement operators on acceptable terms. In addition, Imagine has, in certain previous sales of properties to third parties, agreed to pay us the difference between our carrying value and the sales price. Each of the lease agreements are guaranteed by Imagine. Imagine also has a mortgage note obligation to us as a result of sales of certain properties to Imagine. If Imagine is unable to provide adequate replacement subtenants and/or is unable to pay its obligations, we may be required to record an impairment loss or sell one or more of the public charter school properties for less than their net book value.

Our build-to-suit tenants may not achieve sufficient operating results within expected timeframes and therefore may not be able to pay their agreed upon rent, which could adversely affect our financial results.
A significant portion of our investments include investments in build-to-suit projects. When construction is completed for these projects, tenants may require some period of time to achieve targeted operating results, and we may provide them with lease terms that are more favorable to the tenant during this timeframe. Tenants that fail to achieve targeted operating results within expected timeframes may be unable to pay their rent pursuant to the agreed upon lease terms or at all. If we are required to restructure lease terms or take other action with respect to the applicable property, our financial results may be impacted by lower lease revenues, recording an impairment loss, writing off rental amounts or otherwise.

The ability of our early childhood education tenant, Children's Learning Adventure, to successfully transition our properties to one or more third party operators.
As previously disclosed, in December 2017, certain subsidiaries of Children’s Learning Adventure USA, LLC (“CLA”) that are our tenants under leases for 21 operating properties filed Chapter 11 petitions in bankruptcy seeking the protections of the Bankruptcy Code. In July 2018, we entered into a new lease agreement with CLA related to these properties, which have continued on a month-to-month basis. In February 2019, we entered into agreements with CLA (collectively, the "PSA") providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby we can nominate a third party operator to take an assignment and transfer of such assets from CLA and to receive certain beneficial rights under various ancillary agreements. The transfers of such assets are expected to close between May 1, 2019 and March 31, 2020 as closing conditions for each such transfer are satisfied. CLA has agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and has agreed to lease and operate each of the 21 properties until the transfer of each property to our replacement tenant or surrender of the property.

The primary closing condition for each transfer will be the requirement that the replacement tenant has obtained all required licenses and permits. There can be no assurance that our replacement tenant of a property will timely satisfy this or other conditions which could delay or prevent the closing of one or more transfers. As a result, there can be no assurance that one or more properties will not be surrendered until after March 31, 2020, in which case we would receive such properties without the ability to provide active operations to a replacement tenant which could adversely affect the terms of our leases of such properties to replacement tenants.

CLA is required to file a motion by March 1, 2019 with the bankruptcy court ("Court") seeking authorization of the sale of certain assets pursuant to the PSA. A condition to the parties’ obligations under the PSA is the Court’s approval of the motion. There can be no assurance that this motion will be approved by the Court or that the Court will not require modifications to the PSA as a condition to its approval.

Additionally, in February 2019, we entered into leases of all 21 operating CLA properties with Crème de la Crème ("Crème"), a premium, national early childhood education operator. These leases are contingent upon us delivering possession of the properties and include different financial terms based on whether or not CLA delivers Crème the assets associated with the in-place operations of the school. The leases have 20 year terms that commence upon Crème beginning operations of the schools. Additionally, Crème and the Company each have early termination rights based on school level economic performance.

There can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Potential criminal proceedings against one of the Company's waterpark mortgagors and certain related parties could negatively impact the likelihood of repayment of the related mortgage loans secured by the waterpark and other collateral and have a material adverse effect on the Company's business, operating results, cash flows, financial condition and liquidity.
The Company has provided mortgage loans to SVV I, LLC ("SVV") and certain SVV affiliates, which were originally utilized by SVV to construct the Schlitterbahn Kansas City Waterpark and develop excess property adjacent to the waterpark in Kansas City, Kansas (the "Project"). The aggregate outstanding principal balance and related accrued interest receivable for the mortgage loans was $179.8 million at December 31, 2018, and SVV accounted for approximately 2% of total revenue for the fiscal year ended December 31, 2018. The loans are secured by the Project and certain additional waterpark properties operated by affiliates of SVV located in New Braunfels, Texas and South Padre Island, Texas. In March 2018, SVV, one of the owners of SVV and certain related parties were criminally indicted on multiple counts in connection with the investigation of a 2016 fatality that occurred at the waterpark. The indictments were subsequently dismissed in February 2019. Although the original indictments were dismissed, the state attorney general could continue to pursue the matter in criminal court.
An anticipated source of repayment on the mortgage loans is the issuance of sales tax revenue bonds ("STAR Bonds") which have been committed for the Project. The STAR Bonds are issuable in tranches as the development Project is completed and require additional approval from the State of Kansas and the local government prior to each issuance. There can be no assurance that the possibility of criminal proceedings would not delay or cause the State of Kansas or the local government to refuse to provide the necessary approval for future issuances. If additional STAR Bonds cannot be issued, the likelihood that SVV will be able to fully repay the mortgage loans will be negatively impacted. In addition, negative publicity may have a negative impact on attendance at the Schlitterbahn waterparks, which may reduce the funds available to SVV to repay the mortgage loans.
Schlitterbahn has experienced a cash flow shortage during its off-season and we have agreed to advance additional amounts under the mortgage loan to fund this shortfall including certain costs associated with the legal matters discussed above. We engaged an independent appraiser to perform a valuation of our underlying collateral and the valuation indicates that the collateral value is in excess of our mortgage loan. In the event that SVV defaults on the mortgage loans, the Company may need to restructure the mortgage loans, foreclose on the collateral underlying the loans or take other action with respect to the property, which could reduce the Company's revenue associated with the mortgage loans, require the Company to record a provision for loan loss or incur additional expenses. The occurrence of any of the foregoing events may have a material adverse effect on the Company's business, operating results, cash flows, financial condition and liquidity.
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

We have entered into management agreements to operate certain of our recreation anchored lodging properties and we could be adversely affected if such managers do not manage our recreation anchored lodging properties successfully.
To maintain our status as a REIT, we are generally not permitted to directly operate our recreation anchored lodging properties. As a result, we have entered into management agreements with third-party managers to operate certain of our recreation anchored lodging properties. For this reason, our ability to direct and control how our recreation anchored lodging properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our ability to participate in operating decisions relating to our recreation anchored lodging properties is limited to certain matters, and we do not have the authority to require any such property to be operated in any particular manner. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our recreation anchored lodging properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our recreation anchored lodging properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, that the franchisor will consent to the replacement manager, or that the replacement manager will manage our recreation anchored lodging property successfully. A failure by our third-party managers to successfully manage our recreation anchored lodging properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2018, we had total debt outstanding of approximately $3.0 billion. Our indebtedness could have important consequences, such as:

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

There are risks inherent in having indebtedness and using such indebtedness to fund acquisitions.
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

If we were to fail to qualify as a REIT in any taxable year (including any prior taxable year for which the statute of limitations remains open), we would face tax consequences that could substantially reduce the funds available for the service of our debt and payment of dividends:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to increased state and local taxes;

•	unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified; and

•	we could be subject to tax penalties and interest.

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.

Even if we remain qualified for taxation as a REIT under the Internal Revenue Code, we may face other tax liabilities that reduce our funds available for payment of dividends to our shareholders.
Even if we remain qualified for taxation as a REIT under the Internal Revenue Code, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm's length bases, we may be subject to a 100% excise tax on a transaction that the Internal Revenue Service ("IRS") or a court determines was not conducted at arm's length. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the Internal Revenue Code or be subject to significant penalty taxes.
We lease some of our recreation anchored lodging properties to our TRSs pursuant to arrangements that, under the Internal Revenue Code, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm's length bases so that we and our TRSs will not be subject to penalty taxes under the Internal Revenue Code applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.

For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the Internal Revenue, a number of requirements must be satisfied, including:

•	our TRSs may not directly or indirectly operate or manage a lodging facility, as defined by the Internal Revenue Code;

•	the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;

•	the leased properties must constitute qualified lodging facilities (including customary amenities and facilities) under the Internal Revenue Code;

•
our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for persons unrelated to us; and

•	the rental and other terms of the leases must be arm's length.

We cannot be sure that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as we intended, we may fail to qualify for taxation as a REIT under the Internal Revenue Code or be subject to significant penalty taxes.

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
We had 64 full-time employees as of December 31, 2018 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Craig L. Evans, our Senior Vice President, General Counsel and Secretary; Michael L. Hirons, our Senior Vice President - Strategy & Asset Management; and Tonya L. Mater, our Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

We are subject to risks associated with the employment of personnel by managers of our recreation anchored lodging properties.
Managers of our recreation anchored lodging properties are responsible for hiring and maintaining the labor force as each of these properties. Although we do not directly employ or manage employees at our recreation anchored lodging properties, we are subject to many of the costs and risks associated with such labor force. From time to time, the operations of our recreation anchored lodging properties may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Our service providers, tenants and managers of our recreation anchored lodging properties and their business partners are exposed to similar risks.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants, managers of our recreation anchored lodging properties and other customers and personally identifiable information of our employees, in our facility and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business. Our service providers, tenants, managers of our recreation anchored lodging properties and other customers and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our business.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. In particular, the amended guidance for lease accounting will require lessees to capitalize substantially all leases on their balance sheet by recognizing a lessee's rights and obligations. Under the new lease accounting rules, many lessees that account for certain leases on an "off balance sheet" basis will be required to account for such leases "on balance sheet." This change will remove many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants' businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. The new lease accounting rules could cause lessees to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheet or some companies may decide to prefer property ownership to leasing. In addition, we are the lessee on certain land lease arrangements as well as our corporate office lease. We are required to record the rights and obligations associated with these leases and we cannot predict how this increase in our liabilities will impact our ability to obtain additional financing. Changes in accounting standards, including the new lease accounting rules, could result in a material adverse impact on our business, financial condition and results of operations.

Risks That Apply to Our Real Estate Business

Real estate income and the value of real estate investments fluctuate due to various factors.
The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash. The rents, interest and other payments we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of the factors that affect the value of our real estate. If our revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our shareholders. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.

The factors that affect the value of our real estate include, among other things:

•	international, national, regional and local economic conditions;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or Canada;

•
the threat of domestic terrorism or pandemic outbreaks, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as megaplex theatres or recreational properties operated by our tenants or recreation anchored lodging properties operated by our managers;

•	our ability or the ability of our tenants or managers to secure adequate insurance;

•	natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of insurance coverage;

•	local conditions such as an oversupply of space or lodging properties or a reduction in demand for real estate in the area;

•	competition from other available space or, in the case of our recreation anchored lodging properties, competition from other lodging properties or alternative lodging options in our markets;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, mortgagors and managers, including the extent of bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants or other customers;

•	how well we manage our properties or how well the managers of our recreation anchored lodging properties manage those properties;

•	in the case of our recreation anchored lodging properties, dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and

•	general competitive factors.

The rents, interest and other payments we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our shareholders. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.

There are risks associated with owning and leasing real estate.
Although our lease terms in most cases, obligate the tenants to bear substantially all of the costs of operating the properties and our managers to manage such costs, investing in real estate involves a number of risks, including:

•	the risk that tenants will not perform under their leases or that managers will not perform under their management agreements, reducing our income from such leases or properties under such management;

•	we may not always be able to lease properties at favorable rates or certain tenants may require significant capital expenditures by us to conform existing properties to their requirements;

•	we may not always be able to sell a property when we desire to do so at a favorable price; and

•	changes in tax, zoning or other laws could make properties less attractive or less profitable.

If a tenant fails to perform on its lease covenants or a manager fails to perform on its management covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants or managers will elect to renew their leases or management agreements when the terms expire. If a tenant or manager does not renew its lease or agreement or if a tenant or a manager defaults on its lease or management obligations, there is no assurance we could obtain a substitute tenant or manager on acceptable terms. If we cannot obtain another quality tenant or manager, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property or obtaining a new manager.

Some potential losses are not covered by insurance.
Our leases with tenants and agreements with managers of our recreation anchored lodging properties require the tenants and managers to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties, as applicable. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, we are exposed to risks that the insurance coverage levels required under our leases with tenants and agreements with managers of our recreation anchored lodging properties may be inadequate, and these risks may be increased as we expand our portfolio into experiential properties that may present more risk of loss as compared to properties in our existing portfolio. In addition, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we, our tenants or managers of our recreation anchored lodging properties cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. In addition, the cost of insurance protection against terrorist acts has risen dramatically over the years. There can be no assurance our tenants or managers of our recreation anchored lodging properties will be able to obtain terrorism insurance coverage, as applicable, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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
Our entertainment retail centers in Colorado, New York, California, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including economic downturns. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
Most of our properties must comply with the Americans with Disabilities Act (“ADA”). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases with tenants and agreements with managers of our recreation anchored lodging properties require them to comply with the ADA.

Our properties are also subject to various other federal, state and local regulatory requirements. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant unanticipated expenditures. Although these expenditures would be the responsibility of our tenants in most cases and for our managers to oversee at our recreation anchored lodging properties, if these tenants or managers fail to perform these obligations, we may be required to do so.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases with tenants and agreements with managers of our recreation anchored lodging properties require them to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases or other agreements. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and term loan facility and reduce our ability to service our debt and pay dividends to shareholders.

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
Our properties in Canada are subject to the risks normally associated with international operations. The rentals under our Canadian leases are payable in Canadian dollars ("CAD"), which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our Canadian investments.

Additionally, we have made investments in projects located in China and may enter other international markets, which may have similar risks as described above as well as unique risks associated with a specific country.

There are risks in owning or financing properties for which the tenant's, mortgagor's, or our operations may be impacted by weather conditions and climate change.
We have acquired and financed ski properties and expect to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski property operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions and attracting visitors. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to ski properties. We also own and finance attractions (including waterparks) which would also be subject to risks relating to weather conditions such as in the case of waterparks and amusement parks, excessive rainfall or unseasonable temperatures. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental or other payments or service our loans.

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

Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants, mortgagors and managers or the performance of REIT stocks generally.
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

•
provisions of our compensation arrangements with our employees calling for severance compensation and vesting of equity compensation upon termination of employment upon a change in control or certain events of the employees' termination of service.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2018, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3954 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $63.23 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2018, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4686 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $53.35 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations was reduced to 21%, (2) the highest marginal individual income tax rate was reduced to 37%, and (3) the corporate alternative minimum tax was repealed. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests was also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses, other than certain electing businesses, including real estate businesses, which limitation could adversely affect our taxable REIT subsidiaries.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our shareholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. To date, the IRS has issued only limited guidance on the changes made in the Tax Cuts and Jobs Act. It is not clear at this time whether Congress will address these issues or when the IRS will issue additional administrative guidance.

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

Item 2. Properties

As of December 31, 2018, our real estate portfolio consisted of investments in each of our four operating segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment, gross square footage (except for certain attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2018 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased	Rental Revenue for the Year Ended December 31, 2018	% of Company's Rental Revenue
Entertainment
Megaplex Theatres	152	10,679,882		$229,413	41.2%
ERCs/Retail	7	2,071,566		61,395	11.0%
Other Entertainment	11	690,369		10,974	2.0%
Total Entertainment	170	13,441,817	98.4%	301,782	54.2%
Recreation
Ski Properties	5	608,255		24,981	4.5%
Attractions	18	952,527		50,973	9.2%
Golf Entertainment Complexes	31	1,974,304		59,533	10.7%
Other Recreation	10	498,995		7,335	1.3%
Total Recreation	64	4,034,081	100%	142,822	25.7%
Education
Public Charter Schools	51	2,823,965		47,905	8.6%
Early Childhood Education	68	1,168,962		25,064	4.5%
Private Schools	14	710,667		29,673	5.3%
Total Education	133	4,703,594	97.8%	102,642	18.4%
Other	1	—	100%	9,117	1.7%

Total	368	22,179,492	98.6%	$556,363	100.0%

The following table sets forth lease expirations regarding EPR’s owned megaplex theatre portfolio as of December 31, 2018 (dollars in thousands):

Megaplex Theatre Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2018	% of Company's Total Revenue
2019	3	303,831	$6,511	1%
2020	3	186,512	3,986	1%
2021	9	643,849	11,106	2%
2022	10	822,146	20,573	3%
2023	9	892,232	21,257	3%
2024	14	1,133,549	28,183	4%
2025	5	287,555	10,028	2%
2026	8	500,648	16,354	2%
2027	17	992,828	24,184	4%
2028	14	992,578	27,451	4%
2029	10	714,593	12,486	2%
2030	16	1,323,531	21,594	3%
2031	14	1,025,239	22,847	3%
2032	7	344,370	6,565	1%
2033	9	462,822	6,708	1%
2034	2	111,493	1,977	—%
2035	2	51,037	2,297	—%
2036	2	103,164	2,393	—%
2037	3	310,360	7,726	1%
2038	2	116,464	2,294	—%
	159	11,318,801	$256,520	37%

The following table sets forth lease expirations regarding EPR’s owned recreation portfolio as of December 31, 2018, excluding two properties recorded as investment in joint ventures (dollars in thousands):

	Recreation Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2018	% of Company's Total Revenue
2019	—	—	$—	—%
2020	—	—	—	—%
2021	—	—	—	—%
2022	—	—	—	—%
2023	—	—	—	—%
2024	—	—	—	—%
2025	1	—	1,850	—%
2026	1	—	4,922	1%
2027	2	239,547	17,715	2%
2028	—	—	—	—%
2029	2	—	3,068	—%
2030	—	—	—	—%
2031	—	—	—	—%
2032	5	183,723	6,235	1%
2033	2	64,100	3,726	1%
2034	7	399,205	11,706	2%
2035	13	1,481,200	41,380	6%
2036	5	263,758	10,124	1%
2037	15	433,008	35,326	5%
2038	7	748,340	5,824	1%
Thereafter	2	—	1,008	—%
	62	3,812,881	$142,884	20%

The following table sets forth lease expirations regarding EPR’s owned education portfolio as of December 31, 2018, (dollars in thousands):

	Education Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2018	% of Company's Total Revenue
2019	22	642,042	$9,394	1%
2020	—	—	—	—%
2021	—	—	—	—%
2022	—	—	—	—%
2023	1	26,872	313	—%
2024	1	59,024	1,216	—%
2025	—	—	—	—%
2026	—	—	—	—%
2027	6	358,498	4,558	1%
2028	1	4,950	64	—%
2029	—	—	—	—%
2030	—	—	—	—%
2031	10	209,948	3,965	1%
2032	6	324,148	7,405	1%
2033	5	256,388	4,151	1%
2034	11	714,590	23,936	3%
2035	9	455,771	9,955	1%
2036	10	555,335	15,348	2%
2037	9	281,367	6,384	1%
2038	8	239,945	4,580	1%
Thereafter	32	472,852	13,766	2%
	131	4,601,730	$105,035	15%

Our properties are located in 42 states and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2018, excluding public charter schools recorded as investment in direct financing leases (dollars in thousands):

Location	Building (gross sq. ft)	Rental Revenue for the Year Ended December 31, 2018	% of Rental Revenue
Texas	3,148,261	$77,801	14.0%
Florida	1,572,118	40,723	7.3%
Ontario, Canada	1,172,535	33,834	6.1%
California	1,172,423	60,115	10.8%
Ohio	1,097,201	15,421	2.8%
Illinois	1,056,903	27,330	4.9%
Virginia	1,052,528	23,824	4.3%
Pennsylvania	1,002,204	24,088	4.3%
North Carolina	869,989	23,782	4.3%
Colorado	812,554	19,176	3.4%
Arizona	753,503	20,301	3.6%
New York	702,917	35,245	6.3%
Michigan	699,275	12,547	2.3%
Georgia	679,175	13,326	2.4%
Louisiana	661,262	14,964	2.7%
Tennessee	577,629	13,167	2.4%
Missouri	517,613	1,970	0.4%
Kansas	512,002	11,798	2.1%
New Jersey	464,105	9,197	1.7%
Indiana	457,998	7,424	1.3%
Alabama	323,972	7,745	1.4%
South Carolina	316,862	5,787	1.0%
Kentucky	298,196	5,474	1.0%
Minnesota	181,764	5,227	0.9%
Idaho	179,036	2,763	0.5%
Maryland	176,441	4,151	0.7%
Connecticut	171,907	3,561	0.6%
Arkansas	165,219	3,834	0.7%
Massachusetts	165,028	1,496	0.3%
Utah	160,000	2,485	0.4%
Mississippi	116,900	3,439	0.6%
Nebraska	107,402	1,836	0.3%
Maine	107,000	1,870	0.3%
New Hampshire	97,400	2,279	0.4%
Iowa	93,755	1,339	0.2%
Nevada	92,697	1,804	0.3%
Oklahoma	90,737	6,374	1.2%
Oregon	72,546	2,434	0.4%
New Mexico	71,297	1,257	0.2%
Washington	47,004	2,330	0.5%
Montana	44,650	992	0.3%
Wisconsin	22,580	377	0.1%
Hawaii	—	1,476	0.3%
	22,084,588	$556,363	100.0%

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2019 annual rent of approximately $856 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals of approximately $520.1 million (not including periodic rent escalations, percentage rent or straight-line rent). Our entertainment portfolio has an average remaining base lease term life of approximately nine years, our recreation portfolio has an average remaining base lease term life of approximately 16 years, and our education portfolio has an average remaining base lease term life of approximately 14 years. These leases may be extended for predetermined extension terms at the option of the tenant. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2018
Our property acquisitions and developments in 2018 consisted primarily of spending in each of our primary segments of Entertainment, Recreation and Education. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes, increased to approximately 58% in 2018, from approximately 47% in 2017. Build-to-suit projects remain a significant component of our investment spending and we expect this to continue to be the case in future years. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities.

Item 3. Legal Proceedings

We are subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

Early Childhood Education Tenant
On December 18, 2017, ten subsidiaries of CLA (the "CLA Debtors") filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona ("Court") (Jointly Administered under Case No. 2:17-bk-14851-BMW). The CLA Debtors in those cases consist of CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC. Children's Learning Adventure USA, LLC ("CLA Parent") has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's direct or indirect tenants on 24 out of the Company's 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania. This property was one of the two properties sold in February 2019 as further discussed below. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties would pay rent for the months of March through July 2018 for an aggregate total of $4.3 million, (b) resolution of restructuring of the leases between the Company and the CLA Parties would be concluded no later than July 31, 2018 (the "Forbearance Period"), (c) relief from stay would be granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties made all of the rent payments required by the Stipulation.

The CLA Debtors did not assume the leases by July 31, 2018, and the Company entered into a new lease agreement with CLA related to the 21 operating properties which replaced the prior lease arrangements and continued on a month-to-month basis. The lease agreement provided for a monthly rent of $1.0 million plus approximately $170 thousand for pro rata property taxes. CLA relinquished control of four properties that were still under development as the Company no longer intends to develop these properties for CLA. Two of these properties were sold in February 2019.

In February 2019, CLA and the Company entered into agreements (collectively, the "PSA") providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby the Company can nominate a third party operator to take an assignment and transfer of such assets from CLA and to receive certain beneficial rights under various related ancillary agreements. Consideration provided by the Company for the asset transfers includes the release of past due rent obligations, previously fully reserved by the Company, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of the Company's schools. The transfers of such assets are expected to close between May 1, 2019 and March 31, 2020 as closing conditions for each transfer are satisfied. CLA has agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and has agreed to lease and operate each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to the Company’s replacement tenant or surrender of the property.

The primary closing condition for each transfer will be the requirement that the replacement tenant has obtained all required licenses and permits. There can be no assurance that the replacement tenant of a property will timely satisfy this or other conditions which could delay or prevent the closing of one or more transfers. As a result, there can be no assurance that one or more properties will not be surrendered until after March 31, 2020, in which case the Company would receive such properties without the ability to provide active operations to a replacement tenant which could adversely affect the terms of the Company's leases of such properties to replacement tenants.

CLA is required to file a motion by March 1, 2019 with the Court seeking authorization of the sale of certain assets pursuant to the PSA. A condition to the parties’ obligations under the PSA is the Court’s approval of the motion. There can be no assurance that this motion will be approved by the Court or that the Court will not require modifications to the PSA as a condition to its approval.

Additionally, in February 2019, the Company entered into new leases of all 21 operating CLA properties with Crème de la Crème ("Crème"), a premium, national early childhood education operator. These leases are contingent upon the Company delivering possession of the properties and include different financial terms based on whether or not CLA delivers Crème the assets associated with the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, Crème and the Company each have early termination rights based on school level economic performance.

There can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR.”

During the year ended December 31, 2018, the Company did not sell any unregistered equity securities.

On February 27, 2019, there were approximately 7,471 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2018 common stock	—		$—	—	$—
November 1 through November 30, 2018 common stock	8,862	(1)	70.08	—	—
December 1 through December 31, 2018 common stock	—		—	—	—

Total	8,862		$70.08	—	$—

(1) The repurchases of equity securities during November of 2018 were completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2018, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/2013)
EPR Properties
MSCI U.S. REIT Index
Russell 1000 Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

Total Return Analysis
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
EPR Properties	$100.00	$124.85	$134.88	$174.87	$168.90	$176.91
MSCI U.S. REIT Index	$100.00	$130.38	$133.67	$145.16	$152.52	$145.55
Russell 1000 Index	$100.00	$113.24	$114.28	$128.05	$155.82	$148.37
Source: S&P Global Market Intelligence
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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The table should be read in conjunction with the Company's consolidated financial statements and notes thereto and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Operating Statement Data
(Dollars in thousands, except per share data)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Total revenue	$700,731	$575,991	$493,242	$421,017	$385,051
Net income attributable to EPR Properties	266,983	262,968	224,982	194,532	179,633
Preferred dividend requirements	(24,142)	(24,293)	(23,806)	(23,806)	(23,807)
Preferred share redemption costs	—	(4,457)	—	—	—
Net income available to common shareholders of EPR Properties	242,841	234,218	201,176	170,726	155,826

Net income available to common shareholders per common share:
Basic	3.27	3.29	3.17	2.94	2.87
Diluted	3.27	3.29	3.17	2.93	2.86

Shares used for computation (in thousands):
Basic	74,292	71,191	63,381	58,138	54,244
Diluted	74,337	71,254	63,474	58,328	54,444

Cash dividends declared per common share	4.32	4.08	3.84	3.63	3.42

Balance Sheet Data (at period end)
(Dollars in thousands)
Cash and cash equivalents	5,872	41,917	19,335	4,283	3,336
Total assets	6,131,390	6,191,493	4,865,022	4,217,270	3,686,275
Debt	2,986,054	3,028,827	2,485,625	1,981,920	1,629,750
Total liabilities	3,266,367	3,264,168	2,679,121	2,143,402	1,759,786
Equity	2,865,023	2,927,325	2,185,901	2,073,868	1,926,489

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

Overview

Business
Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, recreation and education properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs. We also own certain recreation anchored lodging assets structured using traditional REIT lodging structures as discussed in Item 1 - "Business."

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” of this report.

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of December 31, 2018, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $0.9 billion) which included investments in each of our four operating segments with properties located in 42 states and Ontario, Canada.

•
Our Entertainment segment included investments in 152 megaplex theatres, seven entertainment retail centers (which included seven additional megaplex theatres) and 11 family entertainment centers. Our portfolio of owned entertainment properties consisted of 13.4 million square feet and was 98% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 12 ski properties, 21 attractions, 34 golf entertainment complexes and 13 other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 59 public charter schools, 69 early education centers and 15 private schools. Our portfolio of owned education properties consisted of 4.7 million square feet and was 98% leased.

•
Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 22.2 million square feet and was 99% leased. As of December 31, 2018, we also had invested approximately $287.5 million in property under development.

Operating Results
Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") per diluted share are detailed below for the years ended December 31, 2018 and 2017 (in millions, except per share information):

	Year ended December 31,
	2018	2017	Increase
Total revenue (1)	$700.7	$576.0	22%
Net income available to common shareholders per diluted share (2)	3.27	3.29	(1)%
FFOAA per diluted share (3)	6.10	5.02	22%

(1) Total revenue for the year ended December 31, 2018, versus the year ended December 31, 2017 was favorably impacted by the effect of investment spending. Total revenue for the year ended December 31, 2018 was also favorably impacted by an increase of $73.9 million in prepayment fees from the early payoff of mortgage notes and higher percentage rent of $2.8 million compared to the year ended December 31, 2017. Total revenue for the year ended December 31, 2018 versus the year ended December 31, 2017 was unfavorably impacted by property dispositions and mortgage note payoffs that occurred in 2018 and 2017.

(2) Net income available to common shareholders per diluted share for the year ended December 31, 2018, versus the year ended December 31, 2017 was also impacted by the items affecting total revenue as described above and was favorably impacted by a gain on sale of investment in direct financing leases and no preferred share redemption costs. Net income available to common shareholders per diluted share for the year ended December 31, 2018 versus the year ended December 31, 2017 was unfavorably impacted by an increase in general and administrative expense, severance expense, litigation settlement expense, costs associated with loan refinancing or payoff (primarily related to our redemption of our 7.75% Senior Notes due 2020), interest expense, transaction costs, impairment charges, depreciation and amortization and lower gains on sale of real estate. Additionally, net income available to common shareholders per diluted share for the year ended December 31, 2018, versus the year ended December 31, 2017 was unfavorably impacted by an increase in common shares outstanding.

(3) FFOAA per diluted share for the year ended December 31, 2018, versus the year ended December 31, 2017 was also impacted by the items affecting total revenue as described above. FFOAA per diluted share for the year ended December 31, 2018, versus the year ended December 31, 2017 was unfavorably impacted by lower termination fees recognized with the exercise of tenant purchase options, as well as increases in general and administrative expense, interest expense and common shares outstanding.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview
For much of 2018, market conditions were such that our cost of capital was higher, thus reducing the spread between what we could charge in rent and interest to our tenants and borrowers for new investments and the cost at which we could raise new capital. As a result, we became more selective in our investment spending decision making in 2018 and implemented a plan to sell existing assets rather than raise new capital to fund such investments. Accordingly, our total investment spending was $572.0 million in 2018 compared to $1.6 billion in the prior year and dispositions and mortgage note pay-offs totaled $471.1 million compared to $197.6 million in the prior year. Investment spending in 2017 also included a transaction in the Recreation segment with CNL Lifestyle Properties, Inc. ("CNL Lifestyle") and Och-Ziff Real Estate ("OZRE") totaling $730.8 million. There was no such large singular transaction in 2018.

While there can be no assurance, as market conditions have improved, we expect that our investment spending will increase in 2019 as we continue to see significant opportunities in each of our segments.

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

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment may have a direct impact on our consolidated financial statements. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist which include, but are not limited to, underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by comparing the carrying amount of the property to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Real Estate Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition. In January 2017, we adopted Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and as a result, expect that few, if any, of our real estate acquisitions will be accounted for as business combinations.

If the acquisition is determined to be an asset acquisition, we record the purchase price and other related costs incurred to the acquired tangible assets (consisting of land, building, tenant improvements, leasehold interests and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tradenames, tenant relationships and assumed financing that is determined to be above or below market terms) on a relative fair value basis. Typically, relative fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for asset acquisitions are capitalized.

If the acquisition is determined to be a business combination, we record the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Typically, fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying consolidated statements of income as transaction costs.

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts where collection is not probable. Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. These estimates have a direct impact on our net income.

Impairment of Mortgage Notes and Other Notes Receivable
We evaluate the collectability of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, borrower difficulties and significant adverse industry or market economic trends. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Recent Developments

Investment Spending
Our investment spending during the year ended December 31, 2018 totaled $572.0 million and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2018 totaled $87.2 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $22.4 million in two megaplex theatre acquisitions.

Recreation investment spending during the year ended December 31, 2018 totaled $384.0 million, including spending on build-to-suit development of golf entertainment complexes and attractions, redevelopment of ski properties, as well as investments in two other recreation facilities which included one mortgage note investment and one property acquisition. In addition, we acquired three other recreation properties and one attraction property described below.

On June 22, 2018, we acquired a recreation anchored lodging property located in Pagosa Springs, Colorado for approximately $36.4 million. The property is a natural hot springs resort and spa on approximately eight acres and is subject to a long-term, triple-net lease.

On December 21, 2018, we entered into two joint ventures to acquire two recreation anchored lodging properties located in St. Petersburg, Florida, for a total of approximately $68.5 million ($29.5 million after the Company's pro-rata share of debt at closing), representing a 65% interest in the joint ventures. We account for these investments under the equity method of accounting.

On December 28, 2018, we acquired an attraction property located in St. Louis, Missouri for approximately $50.3 million. The property is an interactive museum and is subject to a long-term, triple-net lease.

Education investment spending during the year ended December 31, 2018 totaled $86.9 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $17.7 million on four early education center acquisitions.

Other investment spending during the year ended December 31, 2018 totaled $13.9 million and was related to the common infrastructure for the Resorts World Catskills casino and resort project in Sullivan County, New York.

The following details our investment spending during the years ended December 31, 2018 and 2017 (in thousands):

For the Year Ended December 31, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$87,194	$31,276	$33,500	$22,418	$—	$—
Recreation	383,990	208,831	650	94,671	11,365	68,473
Education	86,907	49,749	—	17,691	19,467	—
Other	13,891	13,891	—	—	—	—
Total Investment Spending	$571,982	$303,747	$34,150	$134,780	$30,832	$68,473

For the Year Ended December 31, 2017
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$319,665	$62,521	$95,520	$154,144	$7,480	$—
Recreation	1,006,741	189,907	1,223	542,453	273,158	—
Education	255,127	119,047	—	38,497	97,583	—
Other	1,079	1,079	—	—	—	—
Total Investment Spending	$1,582,612	$372,554	$96,743	$735,094	$378,221	$—

The above amounts include $135 thousand and $118 thousand in capitalized payroll, $9.9 million in capitalized interest for both periods and $0.9 million and $3.3 million in capitalized other general and administrative direct project costs for the years ended December 31, 2018 and 2017, respectively. Excluded from the table above is $3.6 million and $4.7 million of maintenance capital expenditures and other spending for the years ended December 31, 2018 and 2017, respectively.

Property Dispositions

During the year ended December 31, 2018, we completed the sale of four entertainment parcels located in West Virginia, Illinois and Kansas for net proceeds totaling $7.3 million. In connection with these sales, we recognized a gain on sale of $1.2 million.

Pursuant to a tenant purchase option, we completed the sale of one public charter school located in California for net proceeds totaling $12.0 million and recognized a gain on sale of $1.9 million during the year ended December 31, 2018. Additionally, we also completed the sale of two early education centers for net proceeds of $2.5 million during the year ended December 31, 2018. No gain or loss was recognized on these sales.

During the year ended December 31, 2018, we completed the sale of four public charter schools, classified as investment in direct financing leases, and leased to Imagine Schools, Inc. for net proceeds of $43.4 million. Accordingly, we reduced our investment in direct financing leases, net, by $37.9 million, which included $31.6 million in original acquisition costs. A gain of $5.5 million was recognized during the year ended December 31, 2018.

Recreation Tenant Update

During the year ended December 31, 2018, Six Flags Entertainment Corporation ("Six Flags") completed their acquisition of the leasehold interest in five of our attraction properties which were previously operated by Premier

Parks, LLC. As a result, Six Flags now operates six of our attraction properties representing approximately $173.7 million of net book value of assets at December 31, 2018.

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

During the year ended December 31, 2018, we received payment in full on the mortgage note receivable of $250.3 million from OZRE that was secured by 14 ski properties. In connection with the prepayment of this note, we recognized prepayment fees totaling $65.9 million.

During the year ended December 31, 2018, we received payment in full on one mortgage note receivable of $32.0 million that was secured by the observation deck of the John Hancock Tower in Chicago, Illinois. In connection with the prepayment of this note, we recognized prepayment fees of $5.4 million.

During the year ended December 31, 2018, we received payment in full on five mortgage notes receivable totaling $38.1 from LBE Investments, Ltd. that were secured by four charter school properties and land located in Arizona. In connection with the prepayment of these notes, we recognized prepayment fees totaling $3.4 million. Additionally, during the year ended December 31, 2018, we received payment in full on two mortgage notes receivable totaling $10.5 million that were secured by land located in California and real estate in Washington. There were no prepayment fees received in connection with these note payoffs.

Impairment Charges

During the year ended December 31, 2018, we recognized a $10.7 million impairment charge related to our guarantees of the payment of certain economic development revenue bonds secured by leasehold interest and improvements at two theatres in Louisiana. We determined a portion of our guarantee fees receivable was no longer recoverable and in addition, determined that our future payment on a portion of the bond obligations was probable. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

As further discussed below, during the year ended December 31, 2018, we also recognized an impairment charge of $16.5 million related to an early childhood education tenant.

Severance Expense
On April 5, 2018, we entered into an Amended and Restated Employment Agreement with Mr. Earnest, our then Senior Vice President and Chief Investment Officer, effective March 31, 2018, to reflect the changes in connection with Mr. Earnest's transition to Executive Advisor of the Company. As we determined that such services were no longer needed, on December 27, 2018, we gave notice that the agreement was going to be terminated pursuant to the provisions of the Amended and Restated Employment Agreement. As a result, during the year ended December 31, 2018, we recorded severance expense related to Mr. Earnest, as well as another employee terminated under a similar such agreement, totaling $5.9 million. Severance expense includes cash payments totaling $2.6 million, accelerated vesting of nonvested shares totaling $3.2 million and $0.1 million of related taxes and other expenses.

Cappelli Legal Settlement
On June 29, 2018, we entered into a settlement agreement with affiliates of Louis Cappelli (the "Cappelli Group") whereby each of the parties fully settled all disputes between and among them relating to previously disclosed litigation in which we were the defendant. The terms of the settlement agreement include, among other terms, a payment of $2.0 million to the plaintiffs, the mutual release of all parties, and the dismissal of the final pending New York state court case with prejudice. Additionally, during the year ended December 31, 2018, we paid approximately $90 thousand in professional fees associated with the settlement. See Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion related to the Cappelli Group legal settlement.

Early Childhood Education Tenant Update
As previously disclosed, certain subsidiaries of Children's Learning Adventure USA ("CLA") that are tenants of our leases (the "CLA Debtors") filed petitions in bankruptcy under Chapter 11 seeking the protections of the U.S. Bankruptcy Code. On March 14, 2018, we, CLA, CLA Debtors and certain other CLA subsidiaries' operating properties owned by us (collectively, the "CLA Parties") entered into and filed a Stipulation to Resolve Pending Motions (the "Stipulation") providing that (a) the CLA Parties would pay rent for the months of March through July for an aggregate total of $4.3 million, (b) resolution of restructuring of the leases between us and the CLA Parties would be concluded no later than July 31, 2018 (the "Forbearance Period"), (c) relief from stay would be granted with respect to our properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation.

In July 2018, we entered into a new lease agreement with CLA related to 21 open schools which replaced the prior lease arrangements and continued on a month-to-month basis. The lease agreement provided for a monthly rent of $1.0 million plus approximately $170 thousand for pro rata property taxes. We had $246.2 million classified in rental properties, net, in the accompanying consolidated balance sheets at December 31, 2018 for these 21 schools and determined that the estimated undiscounted future cash flow exceed the carrying values of these properties.

As part of the July agreement, CLA also relinquished control of four of our properties that were still under development as we no longer intend to develop these properties for CLA. As a result, we revised our estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties. During the year ended December 31, 2018, we obtained independent appraisals of these four properties and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge is primarily related to the cost of improvements specific to the development of CLA’s prototype. Two of these properties were sold in February 2019.

In February 2019, we entered into agreements with CLA (collectively, the "PSA") providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby we can nominate a third party operator to take an assignment and transfer of such assets from CLA and to receive certain beneficial rights under various related ancillary agreements. Consideration provided by us for the asset transfers includes the release of past due rent obligations, previously fully reserved by us, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of our schools. The transfers of such assets are expected to close between May 1, 2019 and March 31, 2020 as closing conditions for each transfer are satisfied. CLA has agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and has agreed to lease and operate each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to our replacement tenant or surrender of the property.

CLA is required to file a motion by March 1, 2019 with the bankruptcy court ("Court") seeking authorization of the sale of certain assets pursuant to the PSA. A condition to the parties’ obligations under the PSA is the Court’s approval of the motion. There can be no assurance that this motion will be approved by the Court or that the Court will not require modifications to the PSA as a condition to its approval.

Also, in February 2019, we entered into new leases of all 21 operating CLA properties with Crème de la Crème ("Crème"), a premium, national early childhood education operator. These leases are contingent upon us delivering possession of the properties and include different financial terms based on whether or not CLA delivers Crème the assets associated with the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, both us and Crème have early termination rights based on school level economic performance.

There can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Rental revenue was $556.4 million for the year ended December 31, 2018 compared to $484.2 million for the year ended December 31, 2017. This increase resulted primarily from $63.1 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 and conversion of certain mortgage notes to rental properties, an increase of $4.7 million in rental revenue on existing properties and an increase in rental revenue of $10.9 million related to CLA. These increases were partially offset by a decrease of $6.5 million in rental revenue from property dispositions. Percentage rents of $10.7 million and $7.8 million were recognized during the years ended December 31, 2018 and 2017, respectively. Straight-line rents, net of $10.2 million and $4.3 million were recognized during the years ended December 31, 2018 and 2017, respectively. Tenant reimbursements of $15.4 million and $15.6 million were recognized during the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, we renewed four lease agreements on approximately 240,809 square feet and funded or agreed to fund an average of $29.07 per square foot in tenant improvements. We experienced a decrease of approximately 1.7% in rental rates and paid no leasing commissions with respect to these lease renewals.
Mortgage and other financing income for the year ended December 31, 2018 was $142.3 million compared to $88.7 million for the year ended December 31, 2017. The $53.6 million increase was primarily due to an increase in prepayment fees received of $73.9 million in connection with prepayments on mortgage notes for the year ended December 31, 2018 versus the year ended December 31, 2017. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. These increases were partially offset by the conversion of a mortgage note secured by 28 early education properties to leased properties during the year ended December 31, 2018, six public charter school properties reclassified from direct financing leases to operating leases in 2017, other note payoffs during 2018 and 2017, as well as the sale of four public charter school properties classified as direct financing leases.

Our property operating expense totaled $30.8 million for the year ended December 31, 2018 compared to $31.7 million for the year ended December 31, 2017. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.9 million decrease resulted primarily from a decrease in bad debt expense offset by higher property operating expenses at our multi-tenant properties.

Our general and administrative expense totaled $48.9 million for the year ended December 31, 2018 compared to $43.4 million for the year ended December 31, 2017. The increase of $5.5 million was primarily due to an increase in payroll and benefits costs, including share-based compensation, as well as increases in professional fees, shareholder and marketing expenses, franchise taxes and insurance costs.

Severance expense was $5.9 million for the year ended December 31, 2018 and related to the termination of the Amended and Restated Employment Agreement for our former Senior Vice President and Chief Investment Officer as well as another employee. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. There was no severance expense for the year ended December 31, 2017.
Litigation settlement expense was $2.1 million for the year ended December 31, 2018 and related to the settlement of our litigation with the Cappelli Group. See Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. There was no litigation settlement expense for the year ended December 31, 2017.

Costs associated with loan refinancing or payoff for the year ended December 31, 2018 was $32.0 million and primarily related to the redemption of the 7.75% Senior Notes due 2020. Costs associated with loan refinancing or payoff totaled $1.5 million for the year ended December 31, 2017 and primarily related to the amendment to our unsecured revolving credit facility and term loan, and the prepayment of secured fixed rate mortgage notes payable.

Gain on early extinguishment of debt for the year ended December 31, 2017 was $1.0 million and related to a note payoff in advance of maturity that was initially recorded at fair value upon acquisition. There was no gain on early extinguishment of debt for the year ended December 31, 2018.

Our net interest expense increased by $2.4 million to $135.5 million for the year ended December 31, 2018 from $133.1 million for the year ended December 31, 2017. This increase resulted primarily from an increase in average borrowings partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $3.7 million for the year ended December 31, 2018 compared to $0.5 million for the year ended December 31, 2017. The increase of $3.2 million was due to an increase in potential and terminated transactions, as well as $1.3 million in pre-opening costs related to the indoor waterpark hotel and adventure park at the casino and resort project in Sullivan County, New York, which is being operated under a traditional REIT lodging structure.

Impairment charges for the year ended December 31, 2018 totaled $27.3 million and related to two partially completed early education centers and two land parcels with site improvements, as well as an impairment charge related to two guarantees of the payment of certain economic development revenue bonds secured by leasehold interest and improvements at two theatres in Louisiana. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for further information on these impairment charges. Impairment charges for the year ended December 31, 2017 totaled $10.2 million and related to six charter school properties previously included in our investment in direct financing leases. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Depreciation and amortization expense totaled $153.4 million for the year ended December 31, 2018 compared to $132.9 million for the year ended December 31, 2017. The $20.5 million increase resulted primarily from acquisitions and developments completed in 2018 and 2017, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by property dispositions that occurred during 2018 and 2017.

Gain on sale of real estate was $3.0 million for the year ended December 31, 2018 and related to the sale of four entertainment parcels and the exercise of a tenant purchase option on a public charter school property. Gain on sale of real estate was $41.9 million for the year ended December 31, 2017 and related to the sale of four entertainment properties, the exercise of eight tenant purchase options on public charter school properties and the sale of three other education properties.

Gain on sale of investment in direct financing leases was $5.5 million for the year ended December 31, 2018 and related to the sale of four public charter school properties leased to Imagine. For further detail, see Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K. There was no gain on sale of investment in direct financing leases for the year ended December 31, 2017.

Preferred share redemption costs of $4.5 million for the year ended December 31, 2017 were due to the redemption of all of our 6.625% Series F cumulative redeemable preferred shares on December 21, 2017. These costs consist of the original issuance costs and other redemption related expenses. There were no preferred share redemption costs for the year ended December 31, 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016

Rental revenue was $484.2 million for the year ended December 31, 2017 compared to $415.2 million for the year ended December 31, 2016. This increase resulted primarily from $82.6 million of rental revenue related to property acquisitions and developments completed in 2017 and 2016, including our transaction with CNL Lifestyle which closed on April 6, 2017. This increase was partially offset by a decrease of $13.6 million in rental revenue on existing properties, primarily due to lower straight-line rental revenue and the reversal of prior period straight-line receivables of $4.0 million and $7.4 million, respectively, as well as a reduction in rental revenue of $2.7 million all relating to one of our early education tenants, CLA. In addition, property dispositions contributed to this decrease. Percentage rents of $7.8 million and $4.7 million were recognized during the years ended December 31, 2017 and 2016, respectively. Straight-line rents, net of $4.3 million and $17.0 million were recognized during the years ended December 31, 2017 and 2016, respectively. The decrease of $12.7 million in straight-line rent is due primarily to lower straight-line rent and the reversal of prior period straight-line rent receivables related to CLA. Tenant reimbursements of $15.6 million were recognized during both the years ended December 31, 2017 and 2016.

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

Our property operating expense totaled $31.7 million for the year ended December 31, 2017 compared to $22.6 million for the year ended December 31, 2016. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $9.1 million increase resulted primarily from an increase in bad debt expense related to CLA, as well as higher property operating expenses at our multi-tenant properties.

Our general and administrative expense totaled $43.4 million for the year ended December 31, 2017 compared to $37.5 million for the year ended December 31, 2016. The increase of $5.9 million was primarily due to an increase in payroll and benefits costs, including share-based compensation, as well as increases in professional fees and franchise taxes.

Costs associated with loan refinancing or payoff for the year ended December 31, 2017 was $1.5 million and primarily related to the amendment to our unsecured revolving credit facility and term loan, and the prepayment of secured fixed rate mortgage notes payable. Costs associated with loan refinancing or payoff totaled $0.9 million for the year ended December 31, 2016 and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayments of two mortgage notes receivable.

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

Impairment charges for the year ended December 31, 2017 totaled $10.2 million and related to six charter school properties previously included in our investment in direct financing leases. There were no impairment charges for the year ended December 31, 2016. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

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

Income tax expense was $2.4 million for the year ended December 31, 2017 compared to $0.6 million for the year ended December 31, 2016 and related primarily to Canadian income taxes on our Canadian trust and Federal income taxes on our TRSs, as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. The $1.8 million increase in expense related primarily to the reversal of a valuation allowance associated with our TRSs, deferred tax assets recorded in the year ended December 31, 2016, as well as higher deferred tax expense in 2017 related to our Canadian trust. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

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

Liquidity and Capital Resources

Cash and cash equivalents were $5.9 million at December 31, 2018. In addition, we had restricted cash of $12.6 million at December 31, 2018. Of the restricted cash at December 31, 2018, $8.0 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $4.6 million related to escrow deposits held related to potential acquisitions and developments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility and Equity Issuances

As of December 31, 2018, we had total debt outstanding of $3.0 billion of which 99% was unsecured.

At December 31, 2018, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 5.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At December 31, 2018, we had $30.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 3.50% at December 31, 2018.

At December 31, 2018, our unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 3.48% at December 31, 2018. As of December 31, 2018, $300.0 million of this LIBOR-based debt was fixed with interest rate swap agreements at 2.64% from July 6, 2017 to April 5, 2019. In addition, as of December 31, 2018, we have interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.

At December 31, 2018, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. We were in compliance with these financial covenants under our debt instruments at December 31, 2018.
Our principal investing activities are acquiring, developing and financing entertainment, recreation and education properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2018.

Subsequent to December 31, 2018, we issued an aggregate of 490,310 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $35.6 million.

Debt Financing Activity
On January 2, 2018, we prepaid in full a mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by a theatre property.

On February 28, 2018, we redeemed all of our outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, we recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the year ended December 31, 2018.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $484.3 million, $398.3 million and $305.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used by investing activities was $96.8 million, $702.1 million and $662.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used by financing activities was $427.6 million for the year ended December 31, 2018 and net cash provided by financing activities was $333.5 million and $371.1 million for the years ended December 31, 2017 and 2016, respectively. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Liquidity requirements at December 31, 2018 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2018 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long Term Debt Obligations	$—	$—	$—	$380,000	$675,000	$1,964,995	$3,019,995
Interest on Long Term Debt Obligations	138,524	138,908	138,908	131,522	100,588	271,005	919,455
Operating Lease Obligation - Corporate Office	856	856	884	967	967	2,658	7,188
Operating Ground Lease Obligations (1)	22,867	23,236	23,600	22,996	22,303	257,446	372,448
Total	$162,247	$163,000	$163,392	$535,485	$798,858	$2,496,104	$4,319,086

(1) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, we would be primarily responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments
As of December 31, 2018, we had an aggregate of approximately $98.7 million of commitments to fund development projects including 10 entertainment development projects for which we have commitments to fund approximately $25.4 million, five recreation development projects for which we have commitments to fund approximately $45.9 million and six education development projects for which we have commitments to fund approximately $27.4 million of additional improvements. All of these amounts are expected to be funded in 2019. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of December 31, 2018, we had a commitment to fund approximately $206.9 million, of which $149.3 million has been funded, to complete an indoor waterpark hotel and adventure park at the casino and resort project in Sullivan County, New York. Of this amount, approximately $49.0 million is expected to be funded in 2019. This project is expected to go in service in Spring 2019. We are also responsible for the construction of this project's common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which has funded a substantial portion of such construction costs. We received reimbursements of $43.4 million and $23.9 million of construction costs during the year ended December 31, 2016 and 2017, respectively. During the year ended December 31, 2018, we received an additional reimbursement of $6.9 million and anticipate receiving $11.5 million in 2019. Construction of infrastructure improvements was completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2018, we had four mortgage notes receivable with commitments totaling approximately $6.9 million, of which $4.1 million is expected to be funded in 2019. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds that are secured by leasehold interest and improvements at two theatres in Louisiana. During the year ended December 31, 2017, these bonds were re-issued and the maturity date of these bonds was extended to December 22, 2047. At December 31, 2018, our guarantees of the payment of these bonds totaled $24.7 million.

During the year ended December 31, 2018, we recognized a $10.7 million impairment charge related to these guarantees as we determined a portion of our guarantee fees receivable was no longer recoverable and in addition, determined that our future payment on a portion of the bond obligations was probable. At December 31, 2018, there were $5.3 million in other assets and $16.1 million in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K related to these guarantees. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2018, the Company had five surety bonds outstanding totaling $22.5 million.

Liquidity Analysis
In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have no debt payments due until 2022. Our sources of liquidity as of December 31, 2018 to pay the 2019 commitments described above include the amount available under our unsecured revolving credit facility of $970.0 million and unrestricted cash on hand of $5.9 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2019.

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

We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.5x as of December 31, 2018 (see "Non-GAAP Financial Measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 43% as of December 31, 2018. Our net debt as a percentage of our total market capitalization at December 31, 2018 was 37%. We calculate our total market capitalization of $8.1 billion by aggregating the following at December 31, 2018:

•	Common shares outstanding of 74,347,856 multiplied by the last reported sales price of our common shares on the NYSE of $64.03 per share, or $4.8 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $134.9 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $3.0 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, severance expense, litigation settlement expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing leases (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above- market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2018, 2017 and 2016 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2018	2017	2016
FFO:
Net income available to common shareholders of EPR Properties	$242,841	$234,218	$201,176
Gain on sale of real estate (excluding land sale)	(3,037)	(41,942)	(2,819)
Gain on sale of investment in direct financing leases	(5,514)	—	—
Impairment charges	27,283	—	—
Impairment of direct financing leases - residual value portion (1)	—	2,897	—
Real estate depreciation and amortization	152,508	132,040	106,049
Allocated share of joint venture depreciation	226	218	229
FFO available to common shareholders of EPR Properties	$414,307	$327,431	$304,635

FFO available to common shareholders of EPR Properties	$414,307	$327,431	$304,635
Add: Preferred dividends for Series C preferred shares	7,759	7,763	7,764
Add: Preferred dividends for Series E preferred shares	7,756	7,761	—
Diluted FFO available to common shareholders of EPR Properties	$429,822	$342,955	$312,399
FFOAA:
FFO available to common shareholders of EPR Properties	$414,307	$327,431	$304,635
Costs associated with loan refinancing or payoff	31,958	1,549	905
Transaction costs	3,698	523	7,869
Severance expense	5,938	—	—
Litigation settlement expense	2,090	—	—
Preferred share redemption costs	—	4,457	—
Termination fee included in gain on sale	1,864	20,049	2,819
Impairment of direct financing leases - allowance for lease loss portion (1)	—	7,298	—
Gain on early extinguishment of debt	—	(977)	—
Gain on sale of land	—	—	(2,496)
Gain on insurance recovery (included in other income)	—	(606)	(4,684)
Deferred income tax expense (benefit)	573	812	(1,065)
FFOAA available to common shareholders of EPR Properties	$460,428	$360,536	$307,983

FFOAA available to common shareholders of EPR Properties	$460,428	$360,536	$307,983
Add: Preferred dividends for Series C preferred shares	7,759	7,763	7,764
Add: Preferred dividends for Series E preferred shares	7,756	7,761	—
Diluted FFOAA available to common shareholders of EPR Properties	$475,943	$376,060	$315,747
AFFO:
FFOAA available to common shareholders of EPR Properties	$460,428	$360,536	$307,983
Non-real estate depreciation and amortization	922	906	1,524
Deferred financing fees amortization	5,797	6,167	4,787
Share-based compensation expense to management and trustees	15,111	14,142	11,164
Amortization of above/below-market leases, net and tenant allowances	(581)	(107)	183
Maintenance capital expenditures (2)	(2,101)	(5,523)	(6,214)
Straight-line rental revenue, net	(10,229)	(4,332)	(17,012)
Non-cash portion of mortgage and other financing income	(3,043)	(3,080)	(3,769)
AFFO available to common shareholders of EPR Properties	$466,304	$368,709	$298,646
FFO per common share attributable to EPR Properties:
Basic	$5.58	$4.60	$4.81
Diluted	5.51	4.58	4.77
FFOAA per common share attributable to EPR Properties:
Basic	$6.20	$5.06	$4.86
Diluted	6.10	5.02	4.82
Shares used for computation (in thousands):
Basic	74,292	71,191	63,381
Diluted	74,337	71,254	63,474

Weighted average shares outstanding-diluted EPS	74,337	71,254	63,474
Effect of dilutive Series C preferred shares	2,114	2,068	2,032
Adjusted weighted average shares outstanding - diluted Series C	76,451	73,322	65,506
Effect of dilutive Series E preferred shares	1,607	1,586	—
Adjusted weighted average shares outstanding - diluted Series C and Series E	78,058	74,908	65,506
Other financial information:
Dividends per common share	$4.32	$4.08	$3.84

(1)
Impairment charges recognized during the year ended December 31, 2017 total $10.2 million and related to our investment in direct financing leases, net, consisting of $2.9 million related to the residual value portion and $7.3 million related to the allowance for lease loss portion. See Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

(2)	Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative preferred shares would be dilutive to FFO and FFOAA per share for the years ended December 31, 2018 and December 31, 2017. Therefore, the additional 2.1 million and 1.6 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the years ended December 31, 2018 and December 31, 2017.

The conversion of 5.75% Series C cumulative convertible preferred shares would also be dilutive to FFO and FFOAA per share for the year ended December 31, 2016. Therefore, the additional 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for the year ended December 31, 2016. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion do not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO and FFOAA per share data for the year ended December 31, 2016.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) excluding gain on insurance recovery, severance expense, litigation settlement expense, impairment of direct financing lease (allowance for lease loss portion), the provision for loan losses, transaction costs and prepayment fees, which is then multiplied by four to get an annual amount.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	December 31,
	2018	2017
Net Debt:
Debt	$2,986,054	$3,028,827
Deferred financing costs, net	33,941	32,852
Cash and cash equivalents	(5,872)	(41,917)
Net Debt	$3,014,123	$3,019,762

	Three Months Ended December 31,
	2018	2017
EBITDAre and Adjusted EBITDA:
Net income	$54,031	$65,563
Interest expense, net	33,515	35,271
Income tax expense	108	383
Depreciation and amortization	39,541	37,027
Gain on sale of real estate	(349)	(13,480)
Impairment charges	10,735	—
Costs associated with loan refinancing or payoff	—	58
Equity in loss from joint ventures	5	14
EBITDAre (for the quarter)	$137,586	$124,836

EBITDAre	$137,586	$124,836
Severance expense	5,938	—
Transaction costs	1,583	135
Straight-line rental revenue write-off related to CLA (1)	—	9,010
Bad debt expense related to CLA (2)	—	6,003
Prepayment fees	(7,391)	(834)
Adjusted EBITDA (for the quarter)	$137,716	$139,150

Adjusted EBITDA (3)	$550,864	$556,600

Net Debt/Adjusted EBITDA Ratio	5.5	5.4

(1) Included in rental revenue in the accompanying consolidated statements of income. Rental revenue includes the following:
	Three Months Ended December 31,
	2018	2017
Minimum rent	$133,258	$123,208
Tenant reimbursements	3,950	4,131
Percentage rent	5,005	3,108
Straight-line rental revenue	3,216	1,925
Straight-line rental revenue write-off related to CLA	—	(9,010)
Other rental revenue	86	84
Rental revenue	$145,515	$123,446

(2) Included in property operating expense in the accompanying consolidated statements of income. Property operating expense includes the following:
	Three Months Ended December 31,
	2018	2017
Expenses related to the operations of our retail centers and other specialty properties	$8,397	$6,649
Bad debt expense	493	239
Bad debt expense related to CLA	—	6,003
Property operating expense	$8,890	$12,891

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

	December 31, 2018	December 31, 2017
Total Investments:
Rental properties, net of accumulated depreciation	$5,024,057	$4,604,231
Add back accumulated depreciation on rental properties	883,174	741,334
Land held for development	34,177	33,692
Property under development	287,546	257,629
Mortgage notes and related accrued interest receivable	517,467	970,749
Investment in direct financing leases, net	20,558	57,903
Investment in joint ventures	34,486	5,602
Intangible assets, gross(1)	51,414	35,209
Notes receivable and related accrued interest receivable, net(1)	5,445	5,083
Total investments	$6,858,324	$6,711,432

Total investments	$6,858,324	$6,711,432
Cash and cash equivalents	5,872	41,917
Restricted cash	12,635	17,069
Account receivable, net	98,369	93,693
Less: accumulated depreciation on rental properties	(883,174)	(741,334)
Less: accumulated amortization on intangible assets	(8,923)	(6,340)
Prepaid expenses and other current assets	48,287	75,056
Total assets	$6,131,390	$6,191,493

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	December 31, 2018	December 31, 2017
Intangible assets, gross	$51,414	$35,209
Less: accumulated amortization on intangible assets	(8,923)	(6,340)
Notes receivable and related accrued interest receivable, net	5,445	5,083
Prepaid expenses and other current assets	48,287	75,056
Total other assets	$96,223	$109,008

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

Some of our investments in recreation anchored lodging have been structured using more traditional REIT lodging structures. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries (TRSs) which are facilitated by management agreements with eligible independent contractors. Under this structure, we rely on the performance of our proprieties and the ability of the properties' managers to increase revenues to keep pace with inflation which may be limited by competitive pressures.

Additionally, our general and administrative costs may be subject to increases resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. As of December 31, 2018, we had a $1.0 billion unsecured revolving credit facility with $30.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR. As of December 31, 2018, we had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of this LIBOR-based debt from July 6, 2017 to April 5, 2019. Additionally, as of December 31, 2018, we had three interest rate swap agreements to fix the interest rate at 3.15% on $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in millions)

	2019	2020	2021	2022	2023	Thereafter	Total	Estimated Fair Value
December 31, 2018:
Fixed rate debt	$—	$—	$—	$350.0	$625.0	$1,940.0	$2,915.0	$2,908.6
Average interest rate	—%	—%	—%	5.75%	3.83%	4.65%	4.60%	4.55%
Variable rate debt	$—	$—	$—	$30.0	$50.0	$25.0	$105.0	$105.0
Average interest rate (as of December 31, 2018)	—%	—%	—%	3.50%	3.48%	2.50%	3.25%	3.25%

	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
December 31, 2017:
Fixed rate debt	$11.7	$—	$250.0	$—	$350.0	$2,165.0	$2,776.7	$2,881.9
Average interest rate	6.19%	—%	7.75%	—%	5.75%	4.35%	4.84%	3.85%
Variable rate debt	$—	$—	$—	$—	$210.0	$75.0	$285.0	$285.0
Average interest rate (as of December 31, 2017)	—%	—%	—%	—%	2.49%	2.19%	2.41%	2.41%

The fair value of our debt as of December 31, 2018 and 2017 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

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

On June 29, 2018, we de-designated two CAD to USD currency forward agreements in conjunction with entering into new agreements, described above, effectively terminating the currency forward agreements. These contracts were previously designated as net investment hedges. During the year ended December 31, 2018, we received $30.8 million of cash in connection with the settlement of the CAD to USD currency forward agreements. The corresponding change in value of the forward contracts for the period from inception through de-designation of $30.8 million is reported in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of our investment in our four Canadian properties.

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

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders
EPR Properties:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules II and III (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Kansas City, Missouri
February 28, 2019

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2018	2017
Assets
Rental properties, net of accumulated depreciation of $883,174 and $741,334 at December 31, 2018 and 2017, respectively	$5,024,057	$4,604,231
Land held for development	34,177	33,692
Property under development	287,546	257,629
Mortgage notes and related accrued interest receivable	517,467	970,749
Investment in direct financing leases, net	20,558	57,903
Investment in joint ventures	34,486	5,602
Cash and cash equivalents	5,872	41,917
Restricted cash	12,635	17,069
Accounts receivable, net	98,369	93,693
Other assets	96,223	109,008
Total assets	$6,131,390	$6,191,493
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$168,463	$136,929
Common dividends payable	26,765	25,203
Preferred dividends payable	6,034	4,982
Unearned rents and interest	79,051	68,227
Debt	2,986,054	3,028,827
Total liabilities	3,266,367	3,264,168
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 77,226,443 and 76,858,632 shares issued at December 31, 2018 and 2017, respectively	772	769
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 and 5,399,050 Series C convertible shares issued at December 31, 2018 and 2017; liquidation preference of $134,851,250	54	54
3,447,381 and 3,449,115 Series E convertible shares issued at December 31, 2018 and 2017, respectively; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at December 31, 2018 and 2017; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,504,494	3,478,986
Treasury shares at cost: 2,878,587 and 2,733,552 common shares at December 31, 2018 and 2017, respectively	(130,728)	(121,591)
Accumulated other comprehensive income	12,085	12,483
Distributions in excess of net income	(521,748)	(443,470)
Total equity	$2,865,023	$2,927,325
Total liabilities and equity	$6,131,390	$6,191,493
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Rental revenue	$556,363	$484,203	$415,184
Other income	2,076	3,095	9,039
Mortgage and other financing income	142,292	88,693	69,019
Total revenue	700,731	575,991	493,242
Property operating expense	30,756	31,653	22,602
Other expense	443	242	5
General and administrative expense	48,889	43,383	37,543
Severance expense	5,938	—	—
Litigation settlement expense	2,090	—	—
Costs associated with loan refinancing or payoff	31,958	1,549	905
Gain on early extinguishment of debt	—	(977)	—
Interest expense, net	135,507	133,124	97,144
Transaction costs	3,698	523	7,869
Impairment charges	27,283	10,195	—
Depreciation and amortization	153,430	132,946	107,573
Income before equity in income from joint ventures and other items	260,739	223,353	219,601
Equity in (loss) income from joint ventures	(22)	72	619
Gain on sale of real estate	3,037	41,942	5,315
Gain on sale of investment in a direct financing lease	5,514	—	—
Income before income taxes	269,268	265,367	225,535
Income tax expense	(2,285)	(2,399)	(553)
Net income	266,983	262,968	224,982
Preferred dividend requirements	(24,142)	(24,293)	(23,806)
Preferred share redemption costs	—	(4,457)	—
Net income available to common shareholders of EPR Properties	$242,841	$234,218	$201,176
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$3.27	$3.29	$3.17
Diluted earnings per share data:
Net income available to common shareholders	$3.27	$3.29	$3.17
Shares used for computation (in thousands):
Basic	74,292	71,191	63,381
Diluted	74,337	71,254	63,474
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$266,983	$262,968	$224,982
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,177)	12,569	5,142
Change in unrealized gain (loss) on derivatives	15,779	(7,820)	(3,030)
Comprehensive income attributable to EPR Properties	$266,585	$267,717	$227,094
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2018, 2017 and 2016 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$2,073,868
Restricted share units issued to Trustees	15,805	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	300,752	3	—	—	4,472	—	—	—	4,475
Purchase of common shares for vesting	—	—	—	—	—	(4,211)	—	—	(4,211)
Amortization of nonvested shares and restricted share units	—	—	—	—	10,255	—	—	—	10,255
Share option expense	—	—	—	—	909	—	—	—	909
Foreign currency translation adjustment	—	—	—	—	—	—	5,142	—	5,142
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(3,030)	—	(3,030)
Net income	—	—	—	—	—	—	—	224,982	224,982
Issuances of common shares	2,521,071	26	—	—	142,822	—	—	—	142,848
Conversion of Series C Convertible Preferred shares to common shares	358	—	(950)	—	—	—	—	—	—
Stock option exercises, net	230,319	2	—	—	10,143	(11,633)	—	—	(1,488)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(267,849)	(267,849)
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$2,185,901
Restricted share units issued to Trustees	19,030	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	296,914	3	—	—	5,585	(90)	—	—	5,498
Purchase of common shares for vesting	—	—	—	—	—	(6,729)	—	—	(6,729)
Amortization of nonvested shares and restricted share units	—	—	—	—	13,446	—	—	—	13,446
Share option expense	—	—	—	—	696	—	—	—	696
Foreign currency translation adjustment	—	—	—	—	—	—	12,569	—	12,569
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(7,820)	—	(7,820)
Net income	—	—	—	—	—	—	—	262,968	262,968
Issuances of common shares	1,398,280	14	—	—	99,322	—	—	—	99,336
Issuance of common shares for acquisition	8,851,264	89	—	—	657,384	—	—	—	657,473
Conversion of Series E Convertible Preferred shares to common shares	404	—	(885)	(1)	—	—	—	—	(1)
Issuance of Series G Preferred Shares	—	—	6,000,000	60	144,430	—	—	—	144,490
Redemption of Series F Preferred Shares	—	—	(5,000,000)	(50)	(120,518)	—	—	(4,457)	(125,025)
Stock option exercises, net	29,253	—	—	—	1,595	(1,600)	—	—	(5)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(315,472)	(315,472)
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2018, 2017 and 2016 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	295,202	3	—	—	4,588	(617)	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,156)	—	—	(7,156)
Amortization of nonvested shares and restricted share units	—	—	—	—	14,826	—	—	—	14,826
Share option expense	—	—	—	—	285	—	—	—	285
Share-based compensation included in severance expense	—	—	—	—	3,218	—	—	—	3,218
Foreign currency translation adjustment	—	—	—	—	—	—	(16,177)	—	(16,177)
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	15,779	—	15,779
Net income	—	—	—	—	—	—	—	266,983	266,983
Issuances of common shares	20,553	—	—	—	1,286	—	—	—	1,286
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Conversion of Series C Convertible Preferred shares to common shares	1,964	—	(5,000)	—	—	—	—	—	—
Stock option exercises, net	25,721	—	—	—	1,305	(1,364)	—	—	(59)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(345,261)	(345,261)
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income attributable to EPR Properties	$266,983	$262,968	$224,982
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(977)	—
Impairment charges	27,283	10,195	—
Gain on sale of real estate	(3,037)	(41,942)	(5,315)
Gain on insurance recovery	—	(606)	(4,684)
Deferred income tax expense (benefit)	573	812	(1,065)
Non-cash fee income	—	—	(1,588)
Gain on sale of investment in a direct financing lease	(5,514)	—	—
Costs associated with loan refinancing or payoff	31,958	1,549	905
Equity in loss (income) from joint ventures	22	(72)	(619)
Distributions from joint ventures	567	442	816
Depreciation and amortization	153,430	132,946	107,573
Amortization of deferred financing costs	5,797	6,167	4,787
Amortization of above/below-market leases and tenant allowances, net	(581)	(107)	183
Share-based compensation expense to management and trustees	15,111	14,142	11,164
Share-based compensation expense included in severance expense	3,218	—	—
(Increase) decrease in mortgage notes accrued interest receivable	(517)	467	572
(Increase) decrease in accounts receivable, net	(22,300)	8,866	(37,627)
Increase in direct financing lease receivable	(563)	(1,208)	(3,255)
Increase in other assets	(1,055)	(1,691)	(3,320)
Increase in accounts payable and accrued liabilities	4,979	260	17,025
Increase (decrease) in unearned rents and interest	7,974	6,061	(5,172)
Net cash provided by operating activities	484,328	398,272	305,362
Investing activities:
Acquisition of and investments in rental properties and other assets	(187,460)	(397,556)	(219,169)
Proceeds from sale of real estate	22,134	191,569	23,860
Investment in unconsolidated joint ventures	(29,473)	—	—
Proceeds from settlement of derivative	30,796	—	—
Investment in mortgage notes receivable	(36,105)	(133,697)	(192,539)
Proceeds from mortgage note receivable paydown	335,168	21,784	72,072
Investment in promissory notes receivable	(7,863)	(1,928)	(1,546)
Proceeds from promissory note receivable paydown	7,500	1,599	—
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	—	43,462
Proceeds from insurance recovery	—	606	4,610
Proceeds from sale of investment in direct financing leases, net	43,447	—	20,951
Additions to properties under development	(274,956)	(384,449)	(413,848)
Net cash used by investing activities	(96,812)	(702,072)	(662,147)
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	908,000	1,371,000	1,380,000
Principal payments on debt	(949,684)	(823,288)	(865,266)
Deferred financing fees paid	(8,642)	(14,318)	(14,385)
Costs associated with loan refinancing or payoff (cash portion)	(28,650)	(7)	(482)
Net proceeds from issuance of common shares	956	99,069	142,628
Net proceeds from issuance of preferred shares	—	144,490	—
Redemption of preferred shares	—	(125,025)	—
Impact of stock option exercises, net	(62)	(5)	(1,488)
Purchase of common shares for treasury for vesting	(7,156)	(6,729)	(4,211)
Dividends paid to shareholders	(342,315)	(311,721)	(265,662)
Net cash (used) provided by financing activities	(427,553)	333,466	371,134
Effect of exchange rate changes on cash	(442)	241	(131)
Net (decrease) increase in cash and cash equivalents and restricted cash	(40,479)	29,907	14,218
Cash and cash equivalents and restricted cash at beginning of the year	58,986	29,079	14,861
Cash and cash equivalents and restricted cash at end of the year	$18,507	$58,986	$29,079
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2018	2017	2016

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$41,917	$19,335	$4,283
Restricted cash at beginning of the year	17,069	9,744	10,578
Cash and cash equivalents and restricted cash at beginning of the year	$58,986	$29,079	$14,861

Cash and cash equivalents at end of the year	$5,872	$41,917	$19,335
Restricted cash at end of the year	12,635	17,069	9,744
Cash and cash equivalents and restricted cash at end of the year	$18,507	$58,986	$29,079

Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$228,572	$408,593	$454,922
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$18,252	$24,062	$19,626
Conversion or reclassification of mortgage notes receivable to rental properties	$155,185	$9,237	$—
Conversion of rental property to mortgage note receivable	$—	$11,897	$—
Issuance of common shares for acquisition	$—	$657,473	$—
Assumption of liabilities net of accounts receivable for acquisition	$—	$12,083	$—
Transfer of investment in direct financing lease to rental properties	$—	$35,807	$—
Sale of investment in direct financing leases, net in exchange for mortgage note receivable	$—	$—	$70,304

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$145,559	$136,345	$96,410
Cash paid during the year for income taxes	$1,363	$1,499	$1,684
Interest cost capitalized	$9,903	$9,879	$10,697
Increase in accrued capital expenditures	$32,993	$333	$6,035
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Use of Estimates
Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Real Estate Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it is a business combination or an asset acquisition. In January 2017, the Company elected to adopt Accounting Standards Update

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisitions should be accounted for as business combinations or asset acquisitions. As a result, the Company expects that fewer of its real estate acquisitions will be accounted for as business combinations.

If the acquisition is determined to be an asset acquisition, the Company records the purchase price and other related costs incurred to the acquired tangible assets (consisting of land, building, site improvements, tenant improvements, leasehold interests and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of in-place leases, above and below-market leases, tradenames, contract value and assumed financing that is determined to be above or below-market terms) on a relative fair value basis. In addition, costs incurred for asset acquisitions including transaction costs, are capitalized.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets (consisting of land, building, site improvements, tenant improvements, leasehold interests and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of in-place leases, above and below-market leases, tradenames, contract value and assumed financing that is determined to be above or below-market terms) as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions and pre-opening costs, are included in the accompanying consolidated statements of income as transaction costs. Transaction costs expensed totaled $3.7 million, $0.5 million and $7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Intangibles
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

In determining the fair value of acquired above and below-market leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of fair market lease rates. For above-market leases, management considers such differences over the remaining non-cancelable lease terms and for below-market leases, management considers such differences over the remaining initial lease terms plus any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining initial lease terms plus any fixed rate renewal periods. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants.

If debt is assumed in the acquisition, the determination of whether it is above or below-market is based upon a comparison of similar financing terms for similar rental properties at the time of the acquisition.

In determining the fair value of tradenames, the Company historically uses the relief from royalty method, which estimates the fair value of hypothetical royalty income that could be generated if the intangible asset was licensed from an independent third-party.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

In determining the fair value of a contract intangible, the Company considers the present value of the difference between the estimated "with" and "without" scenarios. The "with" scenario presents the contract in place and the "without" scenario incorporates the potential profits that may be lost over the period without the contract in place. The capitalized contract value is amortized over the estimated useful life of the underlying asset.

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
Intangible assets and liabilities (included in Other assets and Accounts payable and accrued liabilities in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2018	2017
Assets:
In-place leases, net of accumulated amortization of $7.7 million and $5.5 million, respectively	$21,749	$21,512
Above-market lease, net of accumulated amortization of $1.0 million and $0.8 million, respectively	154	351
Tradenames, net of accumulated amortization of $53 thousand and $23 thousand, respectively (1)	9,110	6,313
Contract value, net of accumulated amortization of $183 thousand and $0, respectively	10,785	—
Goodwill	693	693
Total intangible assets, net	$42,491	$28,869

Liabilities:
Below-market lease, net of accumulated amortization of $0.7 million and $0.3 million, respectively	$(8,100)	$(8,792)
(1) At December 31, 2018, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate lease intangible amortization included in expense was $2.9 million, $2.0 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.6 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. The net amount amortized as a decrease to rental revenue for capitalized above and below-market lease intangibles was $0.2 million for the year ended December 31, 2016.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2018 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2019	$3,109	$125	$365	$101	$(450)
2020	2,834	125	365	6	(438)
2021	2,466	125	365	6	(408)
2022	1,826	125	365	6	(373)
2023	1,777	125	365	6	(351)
Thereafter	9,737	3,132	8,960	29	(6,080)
Total	$21,749	$3,757	$10,785	$154	$(8,100)

Weighted average amortization period (years)	10.9	30.6	29.5	4.1	31.0

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $33.9 million and $32.9 million as of December 31, 2018 and 2017, respectively, are shown as a reduction of debt. The deferred financing costs of $5.0 million and $6.5 million as of December 31, 2018 and 2017, respectively, related to the unsecured revolving credit facility are included in other assets.

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Operating Segments
The Company has four reportable operating segments: Entertainment, Recreation, Education and Other. See Note 20 for financial information related to these operating segments.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the non-cancellable terms of the leases. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $10.2 million, $4.3 million and $17.0 million, respectively, of straight-line rental revenue, net of write-offs. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $15.4 million, $15.6 million and $15.6 million, respectively, of tenant reimbursements that related to the operations of its entertainment retail centers. Certain reclassifications have been made to the 2017 and 2016 presentation to conform to the 2018 presentation to combine tenant reimbursements with rental revenue.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $10.7 million, $7.8 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Mortgage and other financing income included participating interest income of $0.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively. There was no participating interest income recognized for the year ended December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, mortgage and other financing income also included $74.7 million, $0.8 million and $3.6 million, respectively, in prepayment fees related to mortgage notes that were paid fully in advance of their maturity dates.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Property Sales
Sales of real estate properties are recognized when a contract exists and the purchaser has obtained control of the property. Gains on sales of properties are recognized in full in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value.

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

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts where collection is not probable. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. These estimates have a direct impact on the Company's net income. The allowance for doubtful accounts was $2.9 million and $7.5 million at December 31, 2018 and 2017, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower. Interest income is recognized using the effective interest method based on the stated interest rate over estimate life of the note. Premiums and discounts are amortized or accreted into income over the estimated life of the note using the effective interest method. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. There were no impaired loans at December 31, 2018 and 2017.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2018, the net deferred tax assets related to the Company's Canadian operations totaled $10.0 million and the temporary differences between income for financial reporting purposes and taxable income relate primarily to depreciation, capital improvements and straight-line rents.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. The Company uses two such TRS entities exclusively to hold the operational aspect of the traditional REIT lodging structure for three recreation anchored lodging properties that are facilitated by management agreements with eligible independent contractors. The real estate for these investments are held by the REIT either directly or through an investment in a joint venture and leased to the respective operations entity under a triple-net lease. Management has determined the real estate meets the requirements to be classified as qualified lodging facilities as required in a traditional REIT lodging structure.

One of the Company's TRSs holds four unconsolidated joint ventures located in China. The Company records these investments using the equity method; therefore, the income reported by the Company is net of income tax paid to the Chinese taxing authorities. In addition, the Company is liable for withholding taxes to China associated with the current and future dividend payments from the China joint ventures. The Company paid $62 thousand and $44 thousand in withholding taxes during the year ended December 31, 2018 and 2017, respectively, related to earnings repatriated.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Tax Reform Act). The legislation significantly changed the U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recognized tax impacts related to deemed repatriated earnings and included these amounts in its consolidated financial statements for the year ended December 31, 2017 and 2018.

At December 31, 2018, the net deferred tax assets related to the Company's TRSs totaled $729 thousand and the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization.

As of December 31, 2018 and 2017, respectively, the Canadian operations and the Company's TRSs had deferred tax assets totaling approximately $14.1 million and $16.0 million and deferred tax liabilities totaling approximately $3.4 million and $3.9 million. The Company’s consolidated deferred tax position is summarized as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	2018	2017
Fixed assets	$12,948	$15,445
Net operating losses	359	357
Start-up costs	347	—
Other	457	213
Total deferred tax assets	$14,111	$16,015

Capital improvements	$(2,079)	$(2,006)
Straight-line receivable	(1,271)	(1,891)
Other	(1)	—
Total deferred tax liabilities	$(3,351)	$(3,897)

Net deferred tax asset	$10,760	$12,118

Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company recognized current income and withholding tax expense of $1.7 million, $1.6 million and $1.7 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current TRS income tax	$(221)	$(163)	$(36)
Current state income tax expense	(422)	(360)	(414)
Current foreign income tax	—	(36)	(77)
Current foreign withholding tax	(1,069)	(1,071)	(1,130)
Deferred TRS income tax	319	137	273
Deferred foreign withholding tax	—	43	39
Deferred income tax benefit (expense)	(892)	(949)	792
Income tax expense	$(2,285)	$(2,399)	$(553)

The Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 0.8%, 0.9% and 0.2%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2018, 2017 and 2016. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2018) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2015 through 2017 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2013 through 2017 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2018, 2017 or 2016. The Company did not have any accrued interest and penalties at December 31, 2018, 2017 and 2016. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2018, 2017 and 2016.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Concentrations of Risk
On December 21, 2016, American Multi-Cinema, Inc. (AMC) announced that it closed its acquisition of Carmike Cinemas Inc. (Carmike). AMC was the lessee of a substantial portion (34%) of the megaplex theatre rental properties held by the Company at December 31, 2018. For the year ended December 31, 2018 and 2017, approximately $115.8 million or 16.5% and $114.4 million or 19.9% of the Company's total revenues were derived from rental payments by AMC. For the year ended December 31, 2016, approximately $90.0 million or 18.2% of the Company's total revenues were derived from rental payments by AMC and approximately $21.7 million or 4.4% of the Company's total revenues were derived from rental payments by Carmike. These rental payments are from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

Cash Equivalents
Cash equivalents include bank demand deposits.

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

Share based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $15.1 million, $14.1 million and $11.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Share-based compensation included in severance expense in the accompanying consolidated statements of income totaled $3.2 million for the year ended December 31, 2018 and related to the termination of the Amended and Restated Employment Agreement for the Company's former Senior Vice President and Chief Investment Officer, as well as another employee. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $0.3 million, $0.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $13.5 million, $12.2 million and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Expense related to nonvested shares and included in severance expense in the accompanying consolidated statements of income was $3.2 million for the year ended December 31, 2018 and related to the termination of the Amended and Restated Employment Agreement for the Company's former Senior Vice President and Chief Investment Officer, as well as another employee.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. For its net investment hedges,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

the Company has elected to assess hedge effectiveness using a method based on changes in spot exchange rates and record the changes in the fair value amounts excluded from the assessment of effectiveness into earnings on a systematic and rational basis. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 610-20, Other Income: Gains and Losses from the Derecognition of Non-financial Assets (ASC 610-20) using a modified retrospective (cumulative effect) method of adoption. The core principle of ASC 606 is that an entity will recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when it satisfies performance obligations. The Company’s primary source of revenue is from lease revenue (which is excluded from the revenue standard but will be impacted upon adoption of the lease standard in 2019 discussed in Impact of Recently Issued Accounting Standards) and mortgage and other financing income (which is not in scope of the revenue standard). ASC 610-20 provides guidance on how entities recognize sales to non-customers including presentation of gain or loss on a net basis in the consolidated statements of income. The Company has concluded that its property sales represent transactions with non-customers. The Company had two property sale transactions that occurred in 2017 in which the Company received an aggregate of $12.3 million in mortgage notes receivable as full consideration for the sales. The mortgage notes require interest only payments until maturity and the Company determined in 2017 that these transactions qualified as sales; however, the gain on each sale was deferred. Upon adoption of ASC 610-20 on January 1, 2018, the Company determined that these transactions did not qualify for de-recognition. Accordingly, the Company recorded an adjustment in the year ended December 31, 2018 to reclassify these assets from mortgage notes receivable to rental properties on its consolidated balance sheet. All other sales of real estate were all cash transactions in which the purchaser obtained control of the property, therefore, there was no cumulative adjustment recognized to beginning retained earnings as a result of adopting ASC 610-20.

Impact of Recently Issued Accounting Standards
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which amends existing accounting standards for lease accounting and is intended to improve financial reporting related to lease transactions. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; ASU No. 2018-11, Targeted Improvements and ASU No. 2018-20, Narrow-Scope Improvements for Lessors.

Topic 842 will require lessees to classify leases as either finance or operating leases based on certain criteria and to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current U.S. GAAP. The standard eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions and will require new disclosures within the notes accompanying the consolidated financial statements.

The new standard was effective for the Company on January 1, 2019 and required the use of the modified retrospective approach under either the effective date method or the comparative method. The Company adopted the standard on the effective date and used the effective date as the date of initial application. Accordingly, financial information will not

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

be updated, and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company has concluded it will apply the package of practical expedients, which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the expedient to not evaluate existing or expired land easements and elected the practical expedient to not separate lease and non-lease components for all its leases where it is the lessor. The Company did not elect the use-of-hindsight expedient.

Although the Company is primarily a lessor, the standard will impact the Company’s consolidated financial statements and disclosures as it has certain operating land leases and other arrangements for which it is the lessee and will be required to recognize these arrangements on the consolidated financial statements. For the land lease arrangements, the Company is also, in substantially all cases, in a sub-lessor position and passes the obligation to pay the monthly land lease payments on to its sublessees. The Company is nearly complete with its evaluation of the land leases and other arrangements. The land lease and other arrangements will impact the Company’s financial statements as the Company will recognize right of use (ROU) assets and lease liabilities for the present value of the minimum lease payments as well as the sub-lessor straight-line receivables. In addition, as a result of applying Topic 842, the Company will be providing significant new disclosures about these arrangements. The Company is finalizing its transition adjustment and currently expects to record ROU assets in a range of $210.0 million to $220.0 million and operating lease liabilities in a range of approximately $235.0 million to $245.0 million with respect to leases existing as of December 31, 2018. These amounts are based on the present value of the remaining minimum rental payments on the Company’s existing operating leases existing as of December 31, 2018 where it is lessee (primarily land leases and the Company’s corporate office lease). In addition, the Company currently expects that it will record straight-line rent receivables of approximately $25.0 million, which represents the impact of the Company’s position as sub-lessor in the land leases.

As lessor accounting remained largely unchanged, the Company expects substantially all its leases to continue to be classified as operating leases. Due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred lease origination costs that are not contingent and that were previously capitalized.

A substantial portion of the Company’s lease contracts (under which it is lessor) are triple-net leases, which require the tenants to make payments to third parties for operating expenses such as property taxes, insurance and common area maintenance costs associated with the properties. The Company currently does not include these payments made by the lessee to third parties in rental revenue or property operating expenses and the Company will continue to report these items this way as a result of applying the guidance in Topic 842. In certain situations, the Company pays these operating expenses directly to third-parties and the tenant reimburses the Company. These payments will be presented on a gross basis as a result of applying the guidance in Topic 842. Although no impact to net income or cash flows is expected as a result of a gross presentation, it may have the impact of increasing both reported revenues and property operating expenses.

The Company will continue its implementation work in 2019 including enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and the preparation of any additional disclosures that will be required.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. The amendments in ASU No. 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets and eliminates the incurred losses methodology under current U.S. GAAP. In addition, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which also amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU states that operating lease receivables are not in the scope of Subtopic

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

326-20. ASU No. 2016-13 and ASU No. 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact that these ASUs will have on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for fiscal years beginning after December 15, 2018. The Company does not expect a material impact on the Company’s consolidated financial statements when the new standard is implemented, however, the Company will consider the implications of this standard in the future.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Buildings and improvements	$4,593,159	$4,123,356
Furniture, fixtures & equipment	97,463	87,630
Land	1,190,568	1,108,805
Leasehold interests	26,041	25,774
	5,907,231	5,345,565
Accumulated depreciation	(883,174)	(741,334)
Total	$5,024,057	$4,604,231
Depreciation expense on rental properties was $148.7 million, $129.1 million and $103.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Acquisitions
During the year ended December 31, 2018, the Company completed the acquisitions of two megaplex theatres for approximately $22.4 million, a recreation facility for $7.8 million, an attraction property for $50.3 million, one other recreation property for $36.4 million and four early education centers for $17.7 million.

During the year ended December 31, 2017, the Company completed a transaction with CNL Lifestyle Properties Inc. (CNL Lifestyle) and funds affiliated with Och-Ziff Real Estate (OZRE). The Company acquired the Northstar California Resort, 15 attraction properties (waterparks and amusement parks), five small family entertainment centers and certain related working capital for aggregate consideration valued at $479.8 million, including final purchase price adjustments. Additionally, the Company provided $251.0 million of secured debt financing to OZRE for its purchase of 14 CNL Lifestyle ski properties valued at $374.5 million. Subsequent to the transaction, the Company sold the five family entertainment centers for approximately $6.8 million and one waterpark for approximately $2.5 million. No gain or loss was recognized on these sales.

The Company’s aggregate investment in this transaction was $730.8 million and was funded with $657.5 million of the Company’s common shares, consisting of 8,851,264 newly issued registered common shares valued at $74.28 per share, $61.2 million of cash and assumed working capital liabilities (net of assumed accounts receivable) of $12.1 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The aggregate investment of $730.8 million in this transaction was recorded as follows (in thousands):

April 6, 2017
Rental properties, net	$481,006
Mortgage notes and related accrued interest receivable	251,038
Tradenames (included in other assets)	6,355
Below-market leases (included in accounts payable and accrued liabilities)	(7,611)
Total investment	$730,788

In addition, during the year ended December 31, 2017, the Company completed the acquisition of six megaplex theatres for approximately $154.1 million, six other recreation facilities for approximately $62.7 million, and seven early education centers and two public charter schools for approximately $38.5 million.

Dispositions
During the year ended December 31, 2018, the Company completed the sale of four entertainment parcels located in West Virginia, Illinois and Kansas for net proceeds totaling $7.3 million. In connection with these sales, the Company recognized a gain on sale of $1.2 million.

Pursuant to a tenant purchase option, the Company completed the sale of one public charter school located in California for net proceeds totaling $12.0 million and recognized a gain on sale of $1.9 million during the year ended December 31, 2018. Additionally, the Company also completed the sale of two early education centers for net proceeds of $2.5 million. No gain or loss was recognized on these sales.

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

As further discussed in Note 7, during the years ended December 31, 2018 and 2017, the Company also completed the sales of 13 public charter school properties leased to Imagine Schools, Inc. (Imagine).

4. Impairment Charges

In July 2018, the Company entered into a new lease agreement with Children’s Learning Adventure USA (CLA) related to 21 open schools which replaced the prior lease arrangements and continued on a month-to-month basis. The lease agreement provided for monthly rent of $1.0 million along with the monthly reimbursement for property taxes of approximately $170 thousand. In February 2019, CLA and the Company entered into agreements (collectively, the PSA) providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby the Company can nominate a third party operator to take an assignment and transfer of such assets from CLA and to receive certain beneficial rights under various related ancillary agreements. Additionally, in February 2019, the Company entered into leases of those properties with another early childhood education operator, which are contingent upon the transfer or surrender of each property pursuant to the PSA. The Company had $246.2 million classified in rental properties, net, in the accompanying consolidated balance sheets at December 31, 2018 for these 21 schools and determined that the estimated undiscounted future cash flow exceed the carrying values of these properties. See Note 19 for further discussion regarding CLA.

In addition, during the year ended December 31, 2018, CLA also relinquished control of four of the Company’s properties that were still under development as the Company no longer intends to develop these properties for CLA. As

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

a result, the Company revised its estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these four properties. During the year ended December 31, 2018, the Company determined the estimated fair value of these properties using Level 3 inputs, including independent appraisals of these properties, and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge was primarily related to the cost of improvements specific to the development of CLA’s prototype.

During the year ended December 31, 2018, the Company recognized a $10.7 million impairment charge related to the Company’s guarantees of the payment of two economic development revenue bonds secured by leasehold interests and improvements at two theatres in Louisiana. In accordance with Topic 460, Guarantees, the Company recorded an asset and liability at the inception of the guarantees at fair value, which represented the Company's obligation to stand ready to perform under the terms of the guarantees. During the year ended December 31, 2018, the Company determined that a portion of its asset was no longer recoverable and recorded an impairment charge of $7.8 million.

A contingent future obligation is recognized in accordance with the provisions of Topic 450, Accounting for Contingencies. In the case of the Company’s guarantees, the contingent future obligation is the future payment of the bonds by the Company. At the inception of the guarantees, the Company determined that its future payment of the bonds was not probable, therefore no contingent future obligation was recorded. For the year ended December 31, 2018, the Company determined that its future payment on a portion of the bond obligations was probable due to inadequate performance of the theatre properties and failure of the debtor under the bonds to perform. Accordingly, for the year ended December 31, 2018, the Company recorded an incremental contingent liability of $2.9 million, which in addition to the $7.8 million discussed above, resulted in a total impairment charge recognized relating to the guarantees of $10.7 million.

For a discussion of impairment charges recorded during the year ended December 31, 2017, totaling $10.2 million, see Note 7. There were no impairment charges recorded for the year ended December 31, 2016.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Receivable from tenants	$15,057	$19,923
Receivable from non-tenants	1,379	3,932
Receivable from Sullivan County Infrastructure Revenue Bonds	11,500	14,718
Straight-line rent receivable	73,332	62,605
Allowance for doubtful accounts	(2,899)	(7,485)
Total	$98,369	$93,693

As of December 31, 2017, receivable from tenants above included $6.0 million in receivables from CLA, which were fully reserved in the allowance for doubtful accounts. During the year ended December 31, 2018, the Company wrote-off the remaining fully reserved receivables of $7.2 million related to CLA. Additionally, during the year ended December 31, 2017, the Company wrote-off the full amount of straight-line rent receivables of approximately $9.0 million related to CLA to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income. As further discussed in Note 4, during the year ended December 31, 2018, the Company recorded an impairment charge of $16.5 million on four properties related to CLA classified in land held for development. See Note 19 for further discussion related to CLA.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

6. Investment in Mortgage Notes
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2018 and 2017 consists of the following (in thousands):

Description	Interest Rate	Payoff Date/Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage	Carrying amount as of December 31,
					2018	2017
One public charter school property located in Bridgeton, New Jersey	10.14%	N/A	(1)	$—	$—	$2,500
One public charter school property located in Evans, Georgia	8.50%	N/A	(1)	—	—	9,631
28 education facilities located in California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio and Texas (2)	7.25%	N/A	(2)	—	—	142,900
Land located in Lincoln, California (3)	7.00%	3/11/2018	Prepaid in full	—	—	1,474
Land and building in Bellevue, Washington (4)	7.50%	3/26/2018	Prepaid in full	—	—	9,056
14 ski properties located in New Hampshire, Washington, Utah, Tennessee, Maine, Colorado, Vermont, Massachusetts, California and British Columbia, Canada (5)	8.50%	9/27/2018	Prepaid in full	—	—	249,213
Observation deck of the John Hancock building in Chicago, Illinois (6)	9.25%	11/30/2018	Prepaid in full	—	—	31,105
One public charter school property located in Queen Creek, Arizona (7)	9.00%	12/11/2018	Prepaid in full	—	—	5,173
Three charter school properties located in Gilbert and Queen Creek, Arizona (7)	10.00%	12/11/2018	Prepaid in full	—	—	33,269
Land located in Queen Creek, Arizona (8)	9.00%	12/21/2018	Prepaid in full	—	—	1,454
Three attractions located in Kansas City, Kansas, New Braunfels, Texas and South Padre Island, Texas	7.00% and 10.00%	5/1/2019	Interest only	179,846	179,846	174,265
Eight charter school properties located in Indiana, Ohio, South Carolina and Pennsylvania	7.00%	12/20/2021	Principal & Interest	54,535	54,535	57,890
One health club located in Omaha, Nebraska	7.85%	12/28/2026	Interest only	5,766	5,803	5,803
One health club located in Omaha, Nebraska	7.85%	1/3/2027	Interest only	10,905	10,977	10,880
One golf entertainment complex located in Austin, Texas	11.31%	7/1/2033	Principal & Interest-fully amortizing	11,934	11,934	12,249
One public charter school property located in St. Paul, Minnesota	8.71% to 9.38%	6/30/2034	Interest only	8,595	8,835	8,711
One public charter school property located in Jersey City, New Jersey	10.00%	8/31/2034	Interest only	15,239	15,652	12,564
One ski property located in West Dover and Wilmington, Vermont	11.43%	12/1/2034	Interest only	51,050	51,050	51,050
Four ski properties located in Ohio and Pennsylvania	10.59%	12/1/2034	Interest only	37,562	37,562	37,562
One ski property located in Chesterland, Ohio	11.04%	12/1/2034	Interest only	4,550	4,550	4,550
One ski property located in Hunter, New York	8.28%	1/5/2036	Interest only	21,000	21,000	21,000
One golf entertainment complex located in Midvale, Utah	10.25%	5/31/2036	Interest only	17,505	17,505	17,505
One public charter school property located in Millville, New Jersey	10.14%	7/31/2036	Interest only	6,224	6,383	6,304
One golf entertainment complex located in West Chester, Ohio	9.75%	8/1/2036	Interest only	18,068	18,068	18,068
One public charter school property located in Vineland, New Jersey	9.95%	12/31/2036	Interest only	9,765	9,839	9,838
One private school property located in Mableton, Georgia	8.67%	4/30/2037	Interest only	4,674	4,952	4,717
One public charter school property located in Roswell, Georgia	8.93%	6/30/2037	Interest only	4,121	4,165	4,111
One public charter school property located in Atlanta, Georgia	8.67%	7/31/2037	Interest only	4,206	4,236	4,235
One public charter school property located in Bronx, New York	8.75%	8/31/2037	Interest only	23,718	23,718	11,330
One public charter school property located in Colorado Springs, Colorado	9.02%	9/30/2037	Interest only	14,084	14,325	11,684
One health club located in Fort Collins, Colorado	7.85%	1/31/2038	Interest only	10,292	10,360	—
One early education center located in Lithia, Florida	7.50%	8/30/2038	Interest only	2,172	2,172	658
				$515,811	$517,467	$970,749

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(1) Mortgage note was reclassified to rental properties on January 1, 2018, due to implementation of ASC 610-20.

(2) On February 16, 2018, the borrower exercised its put option to convert its mortgage note agreement, totaling $142.9 million and secured by 28 education facilities, including both early education and private school properties, to a lease agreement. As a result, the Company recorded the rental property at the carrying value, which approximated fair value of the mortgage note on the conversion date, and allocated this cost on a relative fair value basis.

(3) On March 11, 2018, the Company received payment in full on one mortgage note receivable of $1.5 million that was secured by land located in California. There was no prepayment fee received in connection with this note payoff.

(4) On March 26, 2018, the Company received payment in full on one mortgage note receivable of $9.0 million that was secured by real estate in Washington. There was no prepayment fee received in connection with this note payoff.

(5) During the year ended December 31, 2018, the Company received payment in full on the mortgage note receivable of $250.3 million from OZRE that was secured by 14 ski properties. In connection with the prepayment of this note, the Company recognized prepayment fees totaling $65.9 million that are included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2018.

(6) During the year ended December 31, 2018, the Company received payment in full on the mortgage note receivable of $32.0 million that was secured by the observation deck of the John Hancock Tower in Chicago, Illinois. In connection with the prepayment of this note, the Company recognized prepayment fees of $5.4 million that are included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2018.

(7) On December 11, 2018, the Company received payment in full on the mortgage notes receivable totaling $36.7 million from LBE Investments, Ltd. that were secured by four charter school properties located in Gilbert and Queen Creek, Arizona. In connection with the prepayment of these notes, the Company recognized prepayment fees totaling $3.4 million that are included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2018.

(8) On December 21, 2018, the Company received payment in full on a mortgage note receivable of $1.4 million from LBE Investments, Ltd. that was secured by land located in Queen Creek, Arizona. No prepayment fee was received in connection with the prepayment of this note.

7. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s lease of two public charter school properties as of December 31, 2018 and six public charter school properties as of December 31, 2017, with affiliates of Imagine Schools, Inc. (Imagine). Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Total minimum lease payments receivable	$36,352	$112,411
Estimated unguaranteed residual value of leased assets	16,509	47,000
Less deferred income (1)	(32,303)	(101,508)
Investment in direct financing leases, net	$20,558	$57,903

(1) Deferred income is net of $0.3 million and $0.8 million of initial direct costs at December 31, 2018 and 2017, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

During 2016, the Company completed the sale of nine public charter school properties previously leased to Imagine as part of a master lease. Seven of these schools were sold to Imagine and two were sold to third parties. These properties are located in Georgia, Indiana, Ohio, Missouri and South Carolina and had a total net carrying value of $91.3 million when sold. The Company received net cash proceeds totaling $21.0 million (a portion of which was funded through the liquidation of the letter of credit and escrow reserve previously provided by Imagine pursuant to the master lease) and a mortgage note receivable from Imagine for $70.3 million. The note is secured by eight public charter schools and the carrying amount was $54.5 million at December 31, 2018. See Note 6 for more detail on this mortgage note receivable. There were no gains or losses recognized on these sales. The Company determined that no allowance for losses on the investment in direct financing leases was necessary at December 31, 2016.

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

During the year ended December 31, 2018, the Company completed the sale of four public charter school properties leased to Imagine, located in Arizona, Ohio and Washington D.C. for net proceeds of $43.4 million. Accordingly, the Company reduced its investment in direct financing leases, net, by $37.9 million, which included $31.6 million in original acquisition costs. A gain of $5.5 million was recognized during the year ended December 31, 2018.

The Company’s direct financing leases have expiration dates ranging from approximately 13 to 14 years. Future minimum rentals receivable on this direct financing lease at December 31, 2018 are as follows (in thousands):

Amount
Year:
2019	$2,265
2020	2,333
2021	2,403
2022	2,475
2023	2,550
Thereafter	24,326
Total	$36,352

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

8. Unconsolidated Real Estate Joint Ventures

On December 21, 2018, the Company entered into two real estate joint venture agreements to acquire two recreation anchored lodging properties located in St. Petersburg Beach, Florida with an initial investment of $29.5 million. The Company has a 65% interest in these joint ventures and accounts for its investment under the equity method of accounting. The Company's partner, Gencom and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the recreation anchored lodging properties and the other holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a TRS.

As of December 31, 2018, management determined the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are variable interest entities (VIE). The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures. The power to direct these activities is shared equally among the Company and its partner, and accordingly these investments are not consolidated. See Note 10 for further discussion on these VIEs.

The joint venture that holds the real property obtained a short-term secured mortgage loan of $60.0 million upon closing. The maturity date of this mortgage loan is June 21, 2019. The loan bears interest of LIBOR + 3.75% with monthly interest payments required.

The Company recognized income of $52 thousand and received no distributions during 2018 related to the equity investment in these joint ventures.

In addition, as of December 31, 2018 and 2017, the Company had invested $4.9 million and $5.6 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized a loss of $74 thousand and income of $72 thousand and $619 thousand and received distributions of $567 thousand, $442 thousand and $816 thousand from its investment in these joint ventures for the years ended December 31, 2018, 2017 and 2016, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

9. Debt

Debt at December 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017
Mortgage note payable, 6.19%, prepaid in full on January 2, 2018 (1)	$—	$11,684
Senior unsecured notes payable, 7.75%, prepaid in full on February 28, 2018 (2)	—	250,000
Unsecured revolving variable rate credit facility, LIBOR + 1.00%, due February 27, 2022 (3)	30,000	210,000
Senior unsecured notes payable, 5.75%, due August 15, 2022 (4)	350,000	350,000
Unsecured term loan payable, LIBOR + 1.10%, $350,000 fixed at 2.71% through April 5, 2019 and 3.15% from April 6, 2019 to February 7, 2022, due February 27, 2023 (5)	400,000	400,000
Senior unsecured notes payable, 5.25%, due July 15, 2023 (4)	275,000	275,000
Senior unsecured notes payable, 4.35%, due August 22, 2024 (6)	148,000	148,000
Senior unsecured notes payable, 4.50%, due April 1, 2025 (4)	300,000	300,000
Senior unsecured notes payable, 4.56%, due August 22, 2026 (6)	192,000	192,000
Senior unsecured notes payable, 4.75%, due December 15, 2026 (4)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (7) (4)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (8) (4)	400,000	—
Bonds payable, variable rate, due August 1, 2047 (9)	24,995	24,995
Less: deferred financing costs, net	(33,941)	(32,852)
Total	$2,986,054	$3,028,827

(1) On January 2, 2018, the Company prepaid in full this mortgage note payable totaling $11.7 million with an annual interest rate of 6.19%, which was secured by one theatre property.

(2) On February 28, 2018, the Company redeemed all of its outstanding 7.75% Senior Notes due July 15, 2020. The notes were redeemed at a price equal to the principal amount of $250.0 million plus a premium calculated pursuant to the terms of the indenture of $28.6 million, together with accrued and unpaid interest up to, but not including the redemption date of $2.3 million. In connection with the redemption, the Company recorded a non-cash write off of $3.3 million in deferred financing costs. The premium and non-cash write off were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the year ended December 31, 2018.

(3) The Company's unsecured revolving credit facility (the facility) bears interest at LIBOR plus 1.00%, which was 3.50% on December 31, 2018. Interest is payable monthly. On September 27, 2017, the Company amended its facility and its unsecured term loan facility. The amendments to the unsecured revolving portion of the credit facility, among other things, (i) increase the initial maximum available amount from $650.0 million to $1.0 billion, (ii) extend the maturity date from April 24, 2019, to February 27, 2022 (with the Company having the right to extend the loan for an additional seven months) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.00% and 0.20%, versus LIBOR plus 1.25% and 0.25%, respectively, under the previous terms. In connection with the amendment, $19 thousand of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2017 and are included in costs associated with loan refinancing. As of December 31, 2018, the Company had $30.0 million outstanding under the facility and total availability under the facility was $970.0 million. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility (the combined facility) that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the combined facility may have a shorter or longer maturity date and different pricing terms. The combined facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

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

(4) These notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(5) The Company's unsecured term loan payable bears interest at LIBOR plus 1.10%, which was 3.48% on December 31, 2018. Interest is payable monthly. On September 27, 2017, the Company amended its facility and its unsecured term loan facility. The amendments to the unsecured term loan portion of the combined facility, among other things, (i) increase the initial amount from $350.0 million to $400.0 million, (ii) extend the maturity date from April 24, 2020 to February 27, 2023 and (iii) lower the interest rate on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.10% versus LIBOR plus 1.40% under previous terms. In connection with the amendment, $1.5 million of deferred financing costs (net of accumulated depreciation) were written off during the year ended December 31, 2017 and are included in costs associated with loan refinancing. At closing, the Company borrowed the remaining $50.0 million available on the $400.0 million term loan portion of the combined facility, which was used to pay down a portion of the facility. In addition, there is a $1.0 billion accordion feature on the combined facility that increases the maximum borrowing amount available, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the combined facility may have a shorter or longer maturity date and different pricing terms. The combined facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

(6) In connection with the amendment to the unsecured consolidated credit agreement on September 27, 2017, the guarantees by the Company’s subsidiaries that were guarantors of the Company’s outstanding 4.35% Series A Guaranteed Senior Notes due August 22, 2024 and 4.56% Series B Guaranteed Senior Notes due August 22, 2026 (referred to herein as the "private placement notes") were also released. The foregoing release was affected by the Company entering into an amendment to the Note Purchase Agreement, dated as of September 27, 2017. The amendment to the private placement notes releases the Company’s subsidiary guarantors as described above and among other things: (i) amends certain financial and other covenants and provisions in the Note Purchase Agreement to conform generally to the corresponding covenants and provisions contained in the amended unsecured consolidated credit agreement; (ii) provides the investors thereunder certain additional guaranty and lien rights, in the event that certain subsequent events occur; (iii) expands the scope of the “most favored lender” covenant contained in the Note Purchase Agreement; and (iv) imposes restrictions on debt that can be incurred by certain subsidiaries of the Company.

(7) On May 23, 2017, the Company issued $450.0 million in aggregate principal amount of senior notes due on June 1, 2027 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on June 1 and December 1 of each year beginning on December 1, 2017 until the stated maturity date of June 1, 2027. The notes were issued at 99.393% of their face value.

(8) On April 16, 2018, the Company issued $400.0 million in aggregate principal amount of senior notes due April 15, 2028, pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until the stated maturity date of April 15, 2028.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The notes were issued at 98.883% of their face value and are unsecured. Net proceeds from the note offering of $391.8 million were used to pay down the facility.

(9) On August 30, 2017, the Company refinanced its variable-rate bonds payable. The maturity date was extended from October 1, 2037 to August 1, 2047 and the outstanding principal balance and interest rate were not changed. These bonds are secured by three theatres, which had a net book value of approximately $20.5 million at December 31, 2018, and bear interest at a variable rate which resets on a weekly basis and was 2.50% at December 31, 2018. The bonds require monthly interest only payments with principal due at maturity.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2018.

Principal payments due on long-term debt obligations subsequent to December 31, 2018 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2019	$—
2020	—
2021	—
2022	380,000
2023	675,000
Thereafter	1,964,995
Less: deferred financing costs, net	(33,941)
Total	$2,986,054

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Interest on loans	$137,570	$135,023	$101,181
Amortization of deferred financing costs	5,797	6,167	4,787
Credit facility and letter of credit fees	2,411	2,005	1,873
Interest cost capitalized	(9,904)	(9,879)	(10,697)
Interest income	(367)	(192)	—
Interest expense, net	$135,507	$133,124	$97,144

10. Variable Interest Entities

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE.

Consolidated VIE
As of December 31, 2018, the Company does not have any investments in consolidated VIEs.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Unconsolidated VIE
At December 31, 2018, the Company’s recorded investment in two mortgage notes which are unconsolidated VIEs totaled $184.1 million. The Company’s maximum exposure to loss associated with these VIEs is limited to the Company’s outstanding mortgage notes and related accrued interest receivable of $184.1 million. These mortgage notes are secured by three recreation properties and one public charter school.

In addition, at December 31, 2018, the Company had $29.5 million recorded investments in unconsolidated VIEs through joint ventures that own two recreation anchored lodging properties. The Company accounts for these investments in joint ventures under the equity method of accounting. The Company's maximum exposure to loss at December 31, 2018, is its investment in the joint ventures of $29.5 million. See Note 8 for further discussion related to the Company's unconsolidated real estate joint ventures.

While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIE’s economic performance is not held by the Company.

11. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had no derivative liabilities in the consolidated balance sheet at December 31, 2018. The Company had derivative liabilities of $0.1 million recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheet at December 31, 2017. The Company had derivative assets of $10.6 million and $25.7 million recorded in “Other assets” in the consolidated balance sheet at December 31, 2018 and 2017, respectively. The Company has not posted or received collateral with its derivative counterparties as of December 31, 2018 and 2017. See Note 12 for disclosures relating to the fair value of the derivative instruments as of December 31, 2018 and 2017.

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

As of December 31, 2018, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of borrowings under the unsecured term loan facility from July 6, 2017 to April 5, 2019. Additionally, as of December 31, 2018, the Company had three additional interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under its unsecured term loan facility from November 6, 2017 to April 5, 2019 and on $350.0 million of borrowings under the unsecured term loan facility from April 6, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

hedged transaction. During the years ended December 31, 2018, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2018, the Company estimates that during the twelve months ending December 31, 2019, $2.1 million will be reclassified from AOCI to a reduction of interest expense.

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

As of December 31, 2018, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

On June 29, 2018, the Company entered into two cross-currency swap agreements designated as net investment hedges that are described below.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2018, the Company estimates that during the twelve months ending December 31, 2019, $0.8 million of gains will be reclassified from AOCI to other income.

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

In order to hedge the net investment on its four Canadian properties, on June 29, 2018, the Company entered into two cross-currency swaps, designated as net investment hedges that became effective July 1, 2018 with a total fixed notional value of $200.0 million CAD and $151.6 million USD with a maturity date of July 1, 2023. Included in this net investment hedge, the Company locked in an exchange rate of $1.32 CAD per USD on approximately $4.5 million of additional annual CAD denominated cash flows on the properties through July 1, 2023.

On June 29, 2018, the Company de-designated two CAD to USD currency forward agreements in conjunction with entering into new agreements, described above, effectively terminating the currency forward agreements. These contracts were previously designated as net investment hedges. During the year ended December 31, 2018, the Company received $30.8 million of cash in connection with the settlement of the CAD to USD currency forward agreements. The corresponding change in value of the forward contracts for the period from inception through dedesignation of $30.8 million is reported in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company's investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2018, 2017 and 2016:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2018, 2017 and 2016 (Dollars in thousands)

	Year Ended December 31,
Description	2018	2017	2016
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$3,172	$2,479	$(2,044)
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	1,324	(2,498)	(5,235)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	1,689	(793)	(754)
Amount of Income Reclassified from AOCI into Earnings (2)	1,426	2,457	2,663
Net Investment Hedges
Cross Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	5,108	—	—
Amount of Income Recognized in Earnings (2)	271	—	—
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	8,560	(9,547)	(2,804)
Amount of Expense Reclassified from AOCI into Earnings (2)	—	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative	$18,529	$(7,861)	$(5,602)
Amount of Income (Expense) Reclassified from AOCI into Earnings	2,750	(41)	(2,572)
Amount of Income Recognized in Earnings	271	—	—

Interest expense, net in accompanying consolidated statements of income	135,507	133,124	97,144
Other income in accompanying consolidated statements of income	2,076	3,095	9,039

(1)	Included in “Interest expense, net” in accompanying consolidated statements of income.

(2)	Included in "Other income" in the accompanying consolidated statements of income.

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

As of December 31, 2018, the Company had no derivatives with a fair value in a liability position related to these agreements. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right to offset. As of December 31, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Derivative Financial Instruments
The Company uses interest rate swaps, foreign currency forwards and cross currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2018 and 2017 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2018:
Cross Currency Swaps*	$—	$6,278	$—	$6,278
Interest Rate Swap Agreements*	$—	$4,344	$—	$4,344
2017:
Cross Currency Swaps*	$—	$1,041	$—	$1,041
Cross Currency Swaps**	$—	$(134)	$—	$(134)
Currency Forward Agreements*	$—	$22,235	$—	$22,235
Interest Rate Swap Agreements*	$—	$2,496	$—	$2,496
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the year ended December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Year Ended December 31, 2018 and 2017
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2018:
Land held for development	$—	$—	$9,805	$9,805
2017:
Investment in direct financing leases, net	$—	$—	$35,807	$35,807

As discussed further in Note 4, during the year ended December 31, 2018, the Company recorded impairment charges totaling $16.5 million related to land held for development and property under development. Management estimated the fair value of these investments taking into account various factors including the independent appraisals, the shortened hold period and current market conditions. The Company determined, based on the inputs, that its valuation of land held for development and property under development was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

As discussed further in Note 7, during the year ended December 31, 2017, the Company recorded impairment charges totaling $10.2 million related to its investment in direct financing leases, net. Management estimated the fair value of this investments taking into account various factors including the independent appraisals, input from an outside broker and current market conditions. The Company determined, based on the inputs, that its valuation of the investment was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable. During 2017, the Company entered into revised lease terms on these properties and as a result, these properties were classified as operating leases and moved to rental properties.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2018 and 2017:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2018, the Company had a carrying value of $517.5 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.67%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.43%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $544.6 million with an estimated weighted average market rate of 8.68% at December 31, 2018.

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

Investment in direct financing leases, net:
At December 31, 2018, the Company had investments in direct financing leases with a carrying value of $20.6 million, and with a weighted average effective interest rate of 12.04%. At December 31, 2018, the investment in direct financing leases bears interest at effective rates of 11.93% to 12.38%. The carrying value of the $20.6 million investment in direct financing leases approximated the fair value at December 31, 2018.

At December 31, 2017, the Company had investments in direct financing leases with a carrying value of $57.9 million, and a weighted average effective interest rate of 11.98%. At December 31, 2017, the investment in direct financing leases bears interest at effective interest rates of 11.90% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at December 31, 2017.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2018 and 2017 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2018, the Company had a carrying value of $455.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.84%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2018.

At December 31, 2017, the Company had a carrying value of $635.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.58%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2017.

As described in Note 11, at December 31, 2018 and 2017, $350.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements.

At December 31, 2018, the Company had a carrying value of $2.57 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.86%. Discounting the future cash flows for fixed rate debt using December 31, 2018 market rates of 3.48% to 4.99%, management estimates the fair value of the fixed rate debt to be approximately $2.57 billion with an estimated weighted average market rate of 4.69% at December 31, 2018.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

13. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $4.32 and $4.08 per common share for the years ended December 31, 2018 and 2017, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2018 and 2017 are as follows:

	Cash Distributions Per Share
	2018	2017
Taxable ordinary income (1)	$4.1253	$3.5434
Return of capital	—	0.2762
Long-term capital gain (2)	0.1747	0.2404
Totals	$4.3000	$4.0600

(1) Of the taxable ordinary income, $4.1253 qualified as 199A distributions for the year ended December 31, 2018 and none qualified as 199A distributions for the year ended December 31, 2017.
(2) Of the long-term capital gain, $0.0102 and $0.0972 were unrecaptured section 1250 gains for the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company issued an aggregate of 1,382,730 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for net proceeds of $98.2 million.

During the year ended December 31, 2017, the Company issued 8,851,264 common shares in connection with its transaction with CNL Lifestyle and OZRE. See Note 3 for further information.

Subsequent to December 31, 2018, the Company issued an aggregate of 490,310 common shares under its DSPP for net proceeds of $35.6 million.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2018, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3954 common shares per Series C preferred share, which is equivalent to a conversion price of $63.23 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

Upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2018 and 2017, respectively. There were non-cash distributions associated with conversion adjustments of $0.6205 and $0.4918 per Series C preferred share for the years ended December 31, 2018 and 2017, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2018 and 2017 are as follows:

	Cash Distributions per Share
	2018	2017
Taxable ordinary income (1)	$1.3791	$1.3462
Return of capital	—	—
Long-term capital gain (2)	0.0584	0.0913
Totals	$1.4375	$1.4375

(1) Of the taxable ordinary income, $1.3791 qualified as 199A distributions for the year ended December 31, 2018 and none qualified as 199A distributions for the year ended December 31, 2017.
(2) Of the long-term capital gain, $0.0034 and $0.0352 were unrecaptured section 1250 gains for the years ended December 31, 2018 and 2017, respectively.

	Non-cash Distributions per Share
	2018	2017
Taxable ordinary income (3)	$0.5953	$0.3527
Return of capital	—	0.1152
Long-term capital gain (4)	0.0252	0.0239
Totals	$0.6205	$0.4918

(3) Of the taxable ordinary income, $0.5953 qualified as 199A distributions for the year ended December 31, 2018 and none qualified as 199A distributions for the year ended December 31, 2017.
(4) Of the long-term capital gain, $0.0015 and $0.0092 were unrecaptured section 1250 gains for the years ended December 31, 2018 and 2017, respectively.

Series E Convertible Preferred Shares
The Company has outstanding 3.4 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2018, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4686 common shares per Series E preferred share, which is equivalent to a conversion price of $53.35 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2018 and 2017. There were non-cash distributions associated with conversion adjustments of $0.5308 and $0.2619 per Series E preferred share for the years ended December 31, 2018 and 2017, respectively. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2018 and 2017 are as follows:

	Cash Distributions per Share
	2018	2017
Taxable ordinary income (1)	$2.1586	$2.1070
Return of capital	—	—
Long-term capital gain (2)	0.0914	0.1430
Totals	$2.2500	$2.2500

(1) Of the taxable ordinary income, $2.1586 qualified as 199A distributions for the year ended December 31, 2018 and none qualified as 199A distributions for the year ended December 31, 2017.
(2) Of the long-term capital gain, $0.0053 and $0.0551 were unrecaptured section 1250 gains for the years ended December 31, 2018 and 2017, respectively.

	Non-cash Distributions per Share
	2018	2017
Taxable ordinary income (3)	$0.5092	$0.1428
Return of capital	—	0.1094
Long-term capital gain (4)	0.0216	0.0097
Totals	$0.5308	$0.2619

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(3) Of the taxable ordinary income, $0.5092 qualified as 199A distributions for the year ended December 31, 2018 and none qualified as 199A distributions for the year ended December 31, 2017.
(4) Of the long-term capital gain, $0.0013 and $0.0037 were unrecaptured section 1250 gains for the years ended December 31, 2018 and 2017, respectively.

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

The Board of Trustees declared cash dividends totaling $1.54123 per Series F preferred share for the year ended December 31, 2017. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series F preferred share for the year ended December 31, 2017 are as follows:

Cash Distributions per Share
2017
Taxable ordinary income (1)	$1.8310
Return of capital	—
Long-term capital gain (2)	0.1243
Totals	$1.9553

(1) Of the taxable ordinary income, none qualified as 199A distributions for the year ended December 31, 2017.
(2) Of the long-term capital gain, $0.04792 was unrecaptured section 1250 gains for the years ended December 31, 2017.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Board of Trustees declared cash dividends totaling $1.4375 and $0.183681 per Series G preferred share for the years ended December 31, 2018 and 2017, respectively. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the year ended December 31, 2018 are as follows:

Cash Distributions per Share
2018
Taxable ordinary income (1)	$1.2105
Return of capital	—
Long-term capital gain (2)	0.0513
Totals	$1.2618

(1) Of the taxable ordinary income, $1.2105 qualified as 199A distributions for the year ended December 31, 2018 and none qualified as 199A distributions for the year ended December 31, 2017.
(2) Of the long-term capital gain, $0.00298 was unrecaptured section 1250 gains for the year ended December 31, 2018.

14. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands except per share information):

	Year Ended December 31, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$266,983
Less: preferred dividend requirements	(24,142)
Net income available to common shareholders	$242,841	74,292	$3.27
Diluted EPS:
Net income available to common shareholders	$242,841	74,292
Effect of dilutive securities:
Share options	—	45
Net income available to common shareholders	$242,841	74,337	$3.27

	Year Ended December 31, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$262,968
Less: preferred dividend requirements and redemption costs	(28,750)
Net income available to common shareholders	$234,218	71,191	$3.29
Diluted EPS:
Net income available to common shareholders	$234,218	71,191
Effect of dilutive securities:
Share options	—	63
Net income available to common shareholders	$234,218	71,254	$3.29

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

The additional 2.1 million common shares for both years ended December 31, 2018 and 2017 and 2.0 million common shares for the year ended December 31, 2016, that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, because the effect is anti-dilutive. The additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2018, 2017 and 2016. However, options to purchase 26 thousand, 7 thousand and 72 thousand of common shares were outstanding at the end of 2018, 2017 and 2016, respectively, at per share prices ranging from $61.79 to $76.63 for both 2018 and 2017 and at a per share price of $61.79 for 2016, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

15. Severance Expense

On April 5, 2018, the Company and Mr. Earnest, its then Senior Vice President and Chief Investment Officer, entered into an Amended and Restated Employment Agreement, effective March 31, 2018, to reflect the changes in connection with Mr. Earnest's transition to Executive Advisor of the Company. As the Company determined that such services were no longer needed, on December 27, 2018, the Company gave notice that the agreement was going to be terminated pursuant to the provisions of the Amended and Restated Employment Agreement. As a result, during the year ended December 31, 2018, the Company recorded severance expense related to Mr. Earnest, as well as another employee terminated under a similar such agreement, totaling $5.9 million. Severance expense includes cash payments totaling $2.6 million, accelerated vesting of nonvested shares totaling $3.2 million and $0.1 million of related taxes and other expenses.

16. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2018, there were 1,322,389 shares available for grant under the 2016 Equity Incentive Plan.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42
Exercised	(230,319)	19.41	—	65.50	44.05
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93
Exercised	(29,253)	46.86	—	61.79	54.54
Granted	2,215	76.63	—	76.63	76.63
Forfeited/Expired	(1,342)	51.64	—	61.79	59.52
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81
Exercised	(25,721)	45.20	—	61.79	50.68
Granted	3,835	56.94	—	56.94	56.94
Forfeited/Expired	(845)	51.64	—	61.79	61.12
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98

The weighted average fair value of options granted was $3.03 and $7.91 during 2018 and 2017, respectively. There were no options granted during 2016. The intrinsic value of stock options exercised was $0.4 million, $0.5 million, and $5.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the Company repurchased 20,258 shares in conjunction with the stock options exercised during the year ended December 31, 2018 with a total value of $1.4 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.7 million, and $0.9 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.7% and 2.1% in 2018 and 2017, respectively, dividend yield of 7.6% and 5.4% in 2018 and 2017, respectively, volatility factors in the expected market price of the Company’s common shares of 18.9% and 22.0% in 2018 and 2017, respectively, 0.74% expected forfeiture rates for both 2018 and 2017, and an expected life of approximately six years for both 2018 and 2017. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2018, stock-option expense to be recognized in future periods was as follows (in thousands):

Amount
Year:
2019	$7
2020	7
2021	3
Total	$17

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following table summarizes outstanding options at December 31, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	0.4
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.0
40.00 - 49.99	72,342	3.1
50.00 - 59.99	71,868	5.2
60.00 - 69.99	75,925	6.1
70.00 - 76.63	2,215	8.1
	234,875	4.6	$51.98	$2,857
The following table summarizes exercisable options at December 31, 2018:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	0.4
20.00 - 29.99	—	—
30.00 - 39.99	1,428	1.0
40.00 - 49.99	72,342	3.1
50.00 - 59.99	68,033	5.0
60.00 - 61.79	55,387	6.1
70.00 - 76.63	554	8.1
	208,841	4.4	$50.73	$2,784

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2017	620,122	$68.07
Granted	295,202	56.94
Vested	(244,852)	65.33
Forfeited	(15,416)	64.39
Outstanding at December 31, 2018	655,056	$64.16	0.78
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $16.0 million, $15.1 million, and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, unamortized share-based compensation expense related to nonvested shares was $16.6 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2019	$8,609
2020	5,570
2021	2,436
Total	$16,615

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2017	19,030	$70.91
Granted	23,571	61.25
Vested	(19,030)	70.91
Outstanding at December 31, 2018	23,571	$61.25	0.42
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2018, unamortized share-based compensation expense related to restricted share units was $602 thousand which will be recognized in 2019.

17. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 31 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2018 are as follows (in thousands):

Amount
Year:
2019	$520,139
2020	503,344
2021	492,165
2022	477,671
2023	449,686
Thereafter	3,953,717
Total	$6,396,722

As of December 31, 2018, the Company had 57 ground leases at its properties. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. Future minimum lease payments under these ground lease obligations at December 31, 2018 are as follows, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

Amount
Year:
2019	$22,867
2020	23,236
2021	23,600
2022	22,996
2023	22,303
Thereafter	257,446
Total	$372,448

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $1.0 million, $1.0 million and $681 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2018 are as follows (in thousands):

Amount
Year:
2019	$856
2020	856
2021	884
2022	967
2023	967
Thereafter	2,658
Total	$7,188

18. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2018:
Total revenue	$154,968	$202,867	$176,409	$166,487
Net income	29,538	91,581	91,833	54,031
Net income available to common shareholders of EPR Properties	23,502	85,545	85,797	47,997
Basic net income per common share	0.32	1.15	1.15	0.65
Diluted net income per common share	0.32	1.15	1.15	0.65

	March 31	June 30	September 30	December 31
2017:
Total revenue	$129,112	$147,782	$151,397	$147,700
Net income	53,916	80,535	62,954	65,563
Net income available to common shareholders of EPR Properties	47,964	74,583	57,003	54,668
Basic net income per common share	0.75	1.02	0.77	0.74
Diluted net income per common share	0.75	1.02	0.77	0.74

19. Other Commitments and Contingencies

As of December 31, 2018, the Company had an aggregate of approximately $98.7 million of commitments to fund development projects including 10 entertainment development projects for which it has commitments to fund approximately $25.4 million, five recreation development projects for which it has commitments to fund approximately $45.9 million and six education development projects for which it has commitments to fund approximately $27.4 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of December 31, 2018, the Company had a commitment to fund approximately $206.9 million, of which $149.3 million has been funded, to complete an indoor waterpark hotel and adventure park at the casino and resort project in Sullivan County, New York. This project is expected to go in service in Spring 2019. The Company

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

is also responsible for the construction of this project's common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which has funded a substantial portion of such construction costs. The Company received reimbursements of $43.4 million and $23.9 million of construction costs during the years ended December 31, 2016 and 2017, respectively. During the year ended December 31, 2018, the Company received an additional reimbursement of $6.9 million and anticipates receiving $11.5 million in 2019. Construction of infrastructure improvements was completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2018, the Company had four mortgage notes receivable with commitments totaling approximately $6.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company guarantees the payment of certain economic development revenue bonds that are secured by leasehold interest and improvements at two theatres in Louisiana. During the year ended December 31, 2017, these bonds were re-issued and the maturity date of these bonds was extended to December 22, 2047. At December 31, 2018, the Company's guarantees of the payment of these bonds totaled $24.7 million.

The Company has recorded $5.3 million in other assets and $16.1 million in other liabilities in the accompanying consolidated balance sheet as of December 31, 2018 related to these guarantees. During the year ended December 31, 2018, the Company recorded an impairment to its asset of $7.8 million and an incremental contingent liability of $2.9 million as payment on a portion of the bonds is considered probable and is reasonably estimable, resulting in a total impairment charge of $10.7 million. See Note 4 for further discussion.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2018, the Company had five surety bonds outstanding totaling $22.5 million.

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

The remaining case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (the Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on allegations that the Company had breached a casino development agreement, dated June 18, 2010. On June 29, 2018, the Company entered into a settlement agreement with the Cappelli Group whereby each of the parties fully settled all disputes between and among them. The terms of the settlement agreement include, among other terms, the Company’s payment of $2.0 million to the Cappelli Group, the mutual release of all parties, and the dismissal of the Westchester Action with prejudice. Additionally, during the year ended December 31, 2018, the Company paid approximately $90 thousand in professional fees associated with the settlement.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(iii) West Chester, Ohio, (iv) Chanhassen, Minnesota, (v) Ellisville, Missouri, (vi) Farm Road-Las Vegas, Nevada, (vii) Fishers, Indiana, (viii) Tredyffrin, Pennsylvania, and (ix) Westerville, Ohio.

On December 18, 2017, ten subsidiaries of Children's Learning Adventure USA, LLC (CLA Parent) filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court (Court) for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW), covering substantially all of the Company's properties leased to CLA. CLA Parent has not filed a petition for bankruptcy. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, the CLA Parties and the Company entered into a Stipulation providing that (a) the CLA Parties would pay rent for the months of March through July for an aggregate total of $4.3 million, (b) resolution of restructuring of the leases between the Company and the CLA Parties would be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay would be granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties made all of the rent payments required by the Stipulation.

In July 2018, the Company entered into a new lease agreement with CLA related to the 21 operating properties which replaced the prior lease arrangements and continued on a month-to-month basis. The lease agreement provided for monthly rent of $1.0 million plus approximately $170 thousand for pro rata property taxes. CLA relinquished control of four properties that were still under development as the Company no longer intends to develop these properties for CLA. Two of these properties were sold in February 2019. See Note 4 for further discussion regarding CLA.

In February 2019, CLA and the Company entered into agreements (collectively, the PSA) providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby the Company can nominate a third party operator to take an assignment and transfer of such assets from CLA and to receive certain beneficial rights under various related ancillary agreements. Consideration provided by the Company for the asset transfers includes the release of past due rent obligations, previously fully reserved by the Company, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of the Company's schools. CLA has agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and has agreed to lease and operate each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to the Company’s replacement tenant or surrender of the property.

The primary closing condition for each transfer will be the requirement that the replacement tenant has obtained all required licenses and permits. There can be no assurance that the replacement tenant of a property will timely satisfy this or other conditions which could delay or prevent the closing of one or more transfers. As a result, there can be no assurance that one or more properties will not be surrendered until after March 31, 2020, in which case the Company would receive such properties without the ability to provide active operations to a replacement tenant which could adversely affect the terms of the leases of such properties to replacement tenants.

CLA is required to file a motion by March 1, 2019 with the bankruptcy court (Court) seeking authorization of the sale of certain assets pursuant to the PSA. A condition to the parties’ obligations under the PSA is the Court’s approval of the motion. There can be no assurance that this motion will be approved by the Court or that the Court will not require modifications to the PSA as a condition to its approval.

Additionally, in February 2019, the Company entered into leases of all 21 operating CLA properties with Crème de la Crème (Crème), a premium, national early childhood education operator. These leases are contingent upon the Company delivering possession of the properties and include different financial terms based on whether or not CLA delivers

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Crème the assets associated with the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, Crème and the Company each have early termination rights based on school level economic performance.

There can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

20. Segment Information

The Company groups its investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of December 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,344,855	$2,187,808	$1,366,278	$207,724	$24,725	$6,131,390

	As of December 31, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,380,129	$2,102,041	$1,429,992	$199,052	$80,279	$6,191,493

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Operating Data:
	For the Year Ended December 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$301,782	$142,822	$102,642	$9,117	$—	$556,363
Other income	270	62	—	—	1,744	2,076
Mortgage and other financing income	7,971	109,200	25,121	—	—	142,292
Total revenue	310,023	252,084	127,763	9,117	1,744	700,731

Property operating expense	24,141	126	3,933	1,901	655	30,756
Other expense	—	—	—	—	443	443
Total investment expenses	24,141	126	3,933	1,901	1,098	31,199
Net operating income - before unallocated items	285,882	251,958	123,830	7,216	646	669,532

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(48,889)
Severance expense						(5,938)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(31,958)
Interest expense, net						(135,507)
Transaction costs						(3,698)
Impairment charges						(27,283)
Depreciation and amortization						(153,430)
Equity in loss from joint ventures						(22)
Gain on sale of real estate						3,037
Gain on sale of investment in a direct financing lease						5,514
Income tax expense						(2,285)
Net income						266,983
Preferred dividend requirements						(24,142)
Net income available to common shareholders of EPR Properties						$242,841

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	For the Year Ended December 31, 2017
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$283,247	$112,763	$79,031	$9,162	$—	$484,203
Other income	614	—	1	—	2,480	3,095
Mortgage and other financing income	4,407	48,740	35,546	—	—	88,693
Total revenue	288,268	161,503	114,578	9,162	2,480	575,991

Property operating expense	23,175	117	6,314	1,407	640	31,653
Other expense	—	—	—	—	242	242
Total investment expenses	23,175	117	6,314	1,407	882	31,895
Net operating income - before unallocated items	265,093	161,386	108,264	7,755	1,598	544,096

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(43,383)
Costs associated with loan refinancing or payoff						(1,549)
Gain on early extinguishment of debt						977
Interest expense, net						(133,124)
Transaction costs						(523)
Impairment charges						(10,195)
Depreciation and amortization						(132,946)
Equity in income from joint ventures						72
Gain on sale of real estate						41,942
Income tax expense						(2,399)
Net income						262,968
Preferred dividend requirements						(24,293)
Preferred share redemption costs						(4,457)
Net income available to common shareholders of EPR Properties						$234,218

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	For the Year Ended December 31, 2016
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$266,247	$62,527	$77,775	$8,635	$—	$415,184
Other income	249	4,482	1,648	—	2,660	9,039
Mortgage and other financing income	6,187	30,190	32,539	103	—	69,019
Total revenue	272,683	97,199	111,962	8,738	2,660	493,242

Property operating expense	21,303	8	—	662	629	22,602
Other expense	—	—	—	5	—	5
Total investment expenses	21,303	8	—	667	629	22,607
Net operating income - before unallocated items	251,380	97,191	111,962	8,071	2,031	470,635

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(37,543)
Costs associated with loan refinancing or payoff						(905)
Interest expense, net						(97,144)
Transaction costs						(7,869)
Depreciation and amortization						(107,573)
Equity in income from joint ventures						619
Gain on sale of real estate						5,315
Income tax expense						(553)
Net income						224,982
Preferred dividend requirements						(23,806)
Net income available to common shareholders of EPR Properties						$201,176

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2018

Description	Balance at December 31, 2017	Additions During 2018	Deductions During 2018	Balance at December 31, 2018
Reserve for Doubtful Accounts	$7,485,000	$2,851,000	$(7,437,000)	$2,899,000
Allowance for Loan Losses	—	—	—	—
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2016

Description	Balance at December 31, 2015	Additions During 2016	Deductions During 2016	Balance at December 31, 2016
Reserve for Doubtful Accounts	$3,210,000	$—	$(2,339,000)	$871,000
Allowance for Loan Losses	—	—	—	—
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Megaplex Theatres
Omaha, NE	—	5,215	16,700	59	5,215	16,759	21,974	(8,798)	11/97	40 years
Sugar Land, TX	—	—	19,100	67	—	19,167	19,167	(10,063)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(8,414)	11/97	40 years
Columbus, OH	—	—	12,685	—	—	12,685	12,685	(6,501)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(8,215)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(10,370)	11/97	40 years
Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(10,269)	11/97	40 years
Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(7,355)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(6,791)	11/97	40 years
Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(11,280)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(14,984)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(11,414)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(13,221)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	3,845	6,771	13,744	20,515	(8,733)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(3,380)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(10,808)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(7,000)	12/98	40 years
Boise, ID	—	—	16,003	—	—	16,003	16,003	(8,002)	12/98	40 years
Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(8,968)	06/99	18 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(5,844)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(7,403)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(5,036)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(6,237)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(2,909)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(2,853)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(5,309)	03/02	40 years
Greenville, SC	—	1,660	7,570	247	1,660	7,817	9,477	(3,195)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(10,622)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(7,894)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(7,193)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(8,952)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(3,213)	12/02	40 years
Macon, GA	—	1,982	5,056	—	1,982	5,056	7,038	(1,991)	03/03	40 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(1,544)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(3,153)	11/03	40 years
Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(6,114)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	—	4,869	18,143	23,012	(6,690)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(6,375)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(4,028)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(3,735)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(4,500)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(3,203)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(3,723)	12/04	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(2,599)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(3,966)	03/05	40 years
Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(2,777)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(1,714)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(3,438)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,246)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,023)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(4,816)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(1,399)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(3,890)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(4,725)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(2,185)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(4,535)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(4,564)	08/06	40 years
Kalamazoo, MI	—	5,125	12,216	5,950	5,125	18,166	23,291	(9,704)	11/06	17 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(4,530)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(3,450)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(3,231)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(2,075)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(4,246)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(2,691)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(147)	12/09	40 years
Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(2,582)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(398)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(1,445)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(2,723)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(388)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,061)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(875)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,364)	12/09	40 years
Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(745)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(2,163)	12/09	40 years
Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(1,478)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(1,501)	12/09	40 years
West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(845)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(456)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(2,279)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(418)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(705)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(1,267)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(905)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(956)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(1,100)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(2,546)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	2,056	4,356	13,589	17,945	(2,524)	06/10	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(2,070)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(2,848)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(2,497)	06/10	40 years
Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(1,736)	12/10	40 years
Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(2,273)	03/11	40 years
Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(749)	03/11	40 years
Merrimack, NH	—	3,160	5,642	—	3,160	5,642	8,802	(1,105)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(1,394)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(787)	04/11	40 years
Dallas, TX	—	—	12,146	750	—	12,896	12,896	(2,097)	03/12	40 years
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(1,745)	06/12	40 years
Southern Pines, NC	—	1,709	4,747	12	1,709	4,759	6,468	(772)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(863)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(1,208)	09/12	40 years
Gainesville, VA	—	—	10,846	—	—	10,846	10,846	(1,378)	02/13	40 years
Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	(1,671)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(214)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(1,243)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,769	1,700	27,252	28,952	(4,463)	10/13	40 years
Warrenville, IL	—	14,000	17,318	4,816	14,000	22,134	36,134	(3,731)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(969)	08/13	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(1,007)	11/12	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(213)	04/14	40 years
Seymour, IN	—	1,028	2,291	—	1,028	2,291	3,319	(287)	04/14	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(1,490)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(1,270)	04/14	40 years
New Albany, IN	—	2,461	14,807	—	2,461	14,807	17,268	(1,803)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(2,125)	04/14	40 years
Williamsport, PA	—	2,243	6,684	—	2,243	6,684	8,927	(857)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(1,000)	04/14	40 years
Moline, IL	—	1,963	10,183	—	1,963	10,183	12,146	(1,255)	04/14	40 years
O'Fallon, MO	—	1,046	7,342	—	1,046	7,342	8,388	(899)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(2,068)	04/14	40 years
Sterling Heights, MI	—	10,849	—	258	10,919	188	11,107	(1)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(621)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(664)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(3,153)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(518)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(1,972)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(591)	12/15	40 years
Corpus, Christi, TX	—	1,286	8,252	—	1,286	8,252	9,538	(395)	12/15	40 years
Delmont, PA	—	673	621	—	673	621	1,294	(74)	06/16	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(550)	06/16	25 years
Franklin, TN	—	10,158	17,549	9,018	10,158	26,567	36,725	(2,359)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(1,770)	06/16	25 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(1,230)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(2,032)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,160	2,784	12,194	14,978	(734)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(333)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(997)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(166)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(715)	05/17	27 years
Wichita, KS	—	267	7,535	—	267	7,535	7,802	(519)	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(1,659)	05/17	23 years
Richmond, TX	—	7,251	36,534	(27)	7,251	36,507	43,758	(1,361)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(978)	08/17	40 years
Cleveland, OH	—	2,671	17,526	—	2,671	17,526	20,197	(1,087)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(283)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(168)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(363)	06/18	40 years
Long Island, NY	—	—	12,479	267	—	12,746	12,746	—	12/18	25 years

ERC's/Retail
Dallas, TX	—	3,060	15,281	18,983	3,060	34,264	37,324	(16,866)	11/97	40 years
Westminster, CO	—	6,205	12,600	22,859	6,205	35,459	41,664	(18,393)	12/01	40 years
Westminster, CO	—	5,850	17,314	4,257	5,850	21,571	27,421	(7,528)	06/99	40 years
Houston, TX	—	3,653	1,365	(1,531)	3,408	79	3,487	(14)	05/00	40 years
Southfield, MI	—	8,000	20,518	6,298	8,000	26,816	34,816	(26,773)	05/03	15 years
New Rochelle, NY	—	6,100	97,696	10,774	6,100	108,470	114,570	(41,540)	10/03	40 years
Kanata, ON	—	10,044	36,630	27,615	9,236	65,053	74,289	(21,622)	03/04	40 years
Mississagua, ON	—	9,221	17,593	19,988	11,150	35,652	46,802	(10,169)	03/04	40 years
Oakville, ON	—	10,044	23,646	5,407	9,236	29,861	39,097	(10,947)	03/04	40 years
Whitby, ON	—	10,202	21,960	24,076	12,051	44,187	56,238	(14,415)	03/04	40 years
Burbank, CA	—	16,584	35,016	12,536	16,584	47,552	64,136	(14,043)	03/05	40 years
Cleveland, OH	—	2,389	3,546	—	2,389	3,546	5,935	(266)	08/17	25 years

Other Entertainment
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(1,346)	07/11	40 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(1,298)	03/12	40 years
Jacksonville, FL	—	4,510	5,061	4,670	4,510	9,731	14,241	(2,354)	02/12	30 years
Indianapolis, IN	—	4,298	6,320	5,454	4,377	11,695	16,072	(1,854)	02/12	40 years
Warrenville, IL	—	—	6,469	2,216	—	8,685	8,685	(1,429)	10/13	40 years
Schaumburg, IL	—	598	5,372	—	598	5,372	5,970	(537)	04/15	30 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(1,341)	02/16	35 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(509)	05/16	40 years
Stapleton, CO	—	1,062	6,329	—	1,062	6,329	7,391	(212)	05/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(298)	12/16	40 years
San Antonio, TX	—	6,502	15,338	—	6,502	15,338	21,840	(103)	08/17	40 years

Ski Areas
Bellfontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(3,931)	11/05	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(14,546)	09/13	40 years
McHenry, MD	—	8,394	15,910	3,207	9,708	17,803	27,511	(6,106)	12/12	40 years
Wintergreen, VA	—	5,739	16,126	635	5,739	16,761	22,500	(3,673)	02/15	40 years
Northstar, CA	—	48,178	88,532	—	48,178	88,532	136,710	(11,125)	04/17	40 years
Northstar, CA	—	7,827	18,112	—	7,827	18,112	25,939	(905)	04/17	40 years

Attractions
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(10,361)	05/15	40 years
Powells Point, NC	—	5,284	39,516	(2,604)	5,284	36,912	42,196	(1,930)	10/16	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(3,885)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(1,286)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(360)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(2,172)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(1,361)	04/17	30 years
Palm Springs, CA	—	4,109	—	—	4,109	—	4,109	—	04/17	n/a
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(2,350)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(1,837)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(710)	04/17	30 years
Federal Way, WA	—	—	13,949	(63)	—	13,886	13,886	(1,085)	04/17	30 years
Colony, TX	—	—	7,617	(567)	—	7,050	7,050	(535)	04/17	30 years
Garland, TX	—	—	5,601	389	—	5,990	5,990	(452)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(2,408)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(1,166)	04/17	30 years
St. Louis, MO	—	5,481	41,951	—	5,481	41,951	47,432	—	12/18	40 years

Golf Entertainment Complexes
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(1,678)	12/12	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(2,552)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(2,578)	02/12	30 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(2,017)	09/12	40 years
Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(1,869)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(1,906)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(1,694)	07/13	40 years
San Antonio, TX	—	—	15,976	—	—	15,976	15,976	(1,531)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(1,676)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(1,586)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(1,509)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(1,620)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(1,477)	06/14	40 years
Ashburn VA	—	—	16,873	—	—	16,873	16,873	(1,406)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(1,635)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(1,415)	09/14	40 years
Webster, TX	—	5,631	17,732	927	5,338	18,952	24,290	(1,479)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	296	6,948	19,011	25,959	(1,422)	12/14	40 years
Edison, NJ	—	—	22,792	1,422	—	24,214	24,214	(1,205)	04/15	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(1,145)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(1,263)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(1,372)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(728)	01/16	40 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(824)	04/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(731)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(894)	12/16	40 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(534)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(458)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	—	7,897	21,812	29,709	(290)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	—	5,484	25,211	30,695	(112)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	—	4,219	27,704	31,923	(61)	12/18	40 years

Other Recreation
Denver, CO	—	753	6,218	—	753	6,218	6,971	(397)	02/17	30 years
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(985)	03/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(412)	03/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(385)	08/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(293)	09/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(420)	10/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(215)	01/18	30 years
Pagosa Springs, CO	—	9,791	15,635	—	9,791	15,635	25,426	(381)	06/18	30 years

Public Charter Schools
Columbus, OH	—	700	3,790	—	700	3,790	4,490	(241)	09/07	40 years
Groveport, OH	—	600	12,250	—	600	12,250	12,850	(778)	10/07	40 years
Cleveland, OH	—	640	5,613	—	640	5,613	6,253	(655)	10/04	30 years
Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634	(1,067)	03/11	40 years
Goodyear, AZ	—	766	6,517	—	766	6,517	7,283	(1,387)	04/11	30 years
Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200	(1,635)	11/11	40 years
Buckeye, AZ	—	914	9,715	14,461	914	24,176	25,090	(3,278)	04/12	40 years
Tarboro, NC	—	350	12,560	3,037	350	15,597	15,947	(2,408)	07/12	40 years
Chester Upland, PA	—	518	5,900	—	518	5,900	6,418	(1,027)	03/13	30 years
Hollywood, SC	—	806	5,776	1,805	806	7,581	8,387	(1,042)	03/13	40 years
Camden, NJ	—	548	10,569	7,271	548	17,840	18,388	(3,113)	04/13	30 years
Queen Creek, AZ	—	2,612	—	(1,845)	767	—	767	—	04/13	n/a
Chicago, IL	—	509	5,895	4,619	509	10,514	11,023	(1,212)	05/13	40 years
Gilbert, AZ	—	1,336	6,593	—	1,336	6,593	7,929	(865)	05/13	40 years
Columbus, OH	—	600	5,720	—	600	5,720	6,320	(363)	05/13	40 years
Dayton, OH	—	599	5,068	—	599	5,068	5,667	(322)	05/13	40 years
Chandler, AZ	—	1,039	9,590	—	1,039	9,590	10,629	(1,537)	07/13	40 years
Salt Lake City, UT	—	8,173	10,982	1,928	8,173	12,910	21,083	(1,425)	07/13	40 years
Palm Beach, FL	—	3,323	15,824	(81)	3,323	15,743	19,066	(2,117)	10/13	30 years
Columbus, OH	—	840	5,640	—	840	5,640	6,480	(358)	11/13	40 years
Lancaster, CA	—	2,109	6,032	166	2,109	6,198	8,307	(855)	12/13	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Kernersville, NC	—	1,362	8,182	(244)	1,362	7,938	9,300	(1,110)	12/13	40 years
Fort Collins, CO	—	618	5,031	5,134	618	10,165	10,783	(1,345)	02/14	40 years
Wilson, NC	—	424	5,342	4,553	449	9,870	10,319	(1,001)	03/14	30 years
Baker, LA	—	190	6,563	203	190	6,766	6,956	(689)	04/14	40 years
Charlotte, NC	—	1,559	1,477	19,519	1,559	20,996	22,555	(1,400)	05/14	30 years
Chicago, IL	—	1,544	6,074	4,154	1,544	10,228	11,772	(1,004)	05/14	40 years
Chandler, AZ	—	1,530	6,877	144	1,530	7,021	8,551	(612)	08/14	40 years
Port Royal, SC	—	387	4,383	1,259	387	5,642	6,029	(462)	09/14	40 years
Macon, GA	—	401	7,883	—	401	7,883	8,284	(3,035)	02/15	15 years
Memphis, TN	—	1,535	4,089	2,646	1,535	6,735	8,270	(733)	02/15	30 years
Parker, CO	—	2,190	6,815	57	2,136	6,926	9,062	(858)	01/15	40 years
Rock Hill, SC	—	2,046	8,024	(27)	2,046	7,997	10,043	(786)	04/15	30 years
Palm Bay, FL	—	782	6,212	2,035	782	8,247	9,029	(864)	03/15	40 years
East Point, GA	—	553	5,938	—	553	5,938	6,491	(561)	05/15	30 years
Trenton, NJ	—	1,351	15,327	—	1,351	15,327	16,678	(830)	08/15	40 years
Memphis, TN	—	910	7,927	(41)	910	7,886	8,796	(443)	09/15	40 years
Bridgeton, NJ	—	153	2,392	(39)	153	2,353	2,506	(202)	09/15	30 years
Macon, GA	—	351	7,460	—	351	7,460	7,811	(788)	11/15	30 years
Galloway, NJ	—	575	3,692	(816)	575	2,876	3,451	(246)	12/15	30 years
Bronx, NY	—	1,232	8,472	—	1,232	8,472	9,704	(512)	01/16	40 years
Parker, CO	—	1,248	12,892	356	1,248	13,248	14,496	(802)	04/16	40 years
Holland, OH	—	549	4,642	25	549	4,667	5,216	(276)	04/16	40 years
Holly Springs, NC	—	1,703	10,240	(67)	1,703	10,173	11,876	(452)	03/17	30 years
Evans, GA	—	669	8,838	—	669	8,838	9,507	(450)	03/17	30 years
Chicoppe, MA	—	1,489	6,382	—	1,489	6,382	7,871	(336)	05/17	30 years
Walnut Creek, CA	—	4,917	6,418	785	4,917	7,203	12,120	(426)	07/17	30 years
Lexington, NC	—	441	6,678	—	441	6,678	7,119	(98)	12/17	30 years
Ridgeland, SC	—	446	6,486	—	446	6,486	6,932	(74)	03/18	30 years
East Point, GA	—	1,258	—	—	1,258	—	1,258	—	04/18	30 years
Spring, TX	—	1,155	6,179	—	1,155	6,179	7,334	(94)	04/18	30 years

Early Childhood Education
Lake Pleasant, AZ	—	986	3,524	—	986	3,524	4,510	(702)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	11	1,308	7,286	8,594	(1,352)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	385	1,149	10,224	11,373	(1,559)	08/13	40 years
Coppell, TX	—	1,547	10,168	(99)	1,547	10,069	11,616	(1,527)	09/13	30 years
Las Vegas, NV	—	944	9,191	—	944	9,191	10,135	(1,620)	09/13	30 years
Las Vegas, NV	—	985	6,721	145	985	6,866	7,851	(1,205)	09/13	30 years
Mesa, AZ	—	762	6,987	—	762	6,987	7,749	(1,481)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	—	1,295	9,192	10,487	(1,424)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	(412)	1,278	10,330	11,608	(1,427)	07/14	30 years
Thornton, CO	—	1,384	10,542	—	1,384	10,542	11,926	(1,248)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(318)	07/14	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Centennial, CO	—	1,249	10,771	417	1,249	11,188	12,437	(1,472)	08/14	30 years
McKinney, TX	—	1,812	12,419	930	1,812	13,349	15,161	(1,935)	11/14	30 years
Lakewood, CO	—	291	823	40	291	863	1,154	(126)	01/15	30 years
Castle Rock, CO	—	250	1,646	—	250	1,646	1,896	(235)	01/15	30 years
Emeryville, CA	—	1,814	5,780	—	1,814	5,780	7,594	(546)	03/15	30 years
Lafayette, CO	—	293	663	57	293	720	1,013	(129)	04/15	25 years
Ashburn, VA	—	2,289	14,748	—	2,289	14,748	17,037	(1,268)	06/15	30 years
West Chester, OH	—	1,807	12,913	153	1,807	13,066	14,873	(992)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(961)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	303	2,603	15,916	18,519	(1,154)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	63	3,743	14,990	18,733	(1,752)	08/15	30 years
Carmel, IN	—	1,567	12,854	199	1,567	13,053	14,620	(1,140)	09/15	30 years
Atlanta, GA	—	956	1,850	—	956	1,850	2,806	(200)	10/15	30 years
Atlanta, GA	—	1,262	2,038	—	1,262	2,038	3,300	(221)	10/15	30 years
Fishers, IN	—	1,226	13,144	538	1,226	13,682	14,908	(643)	12/15	30 years
Westerville, OH	—	2,988	14,339	56	2,988	14,395	17,383	(877)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	—	1,476	14,422	15,898	(1,009)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(123)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(81)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(194)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(209)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(229)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(142)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(261)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(55)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(56)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(73)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(60)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(61)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(90)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(111)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(83)	01/17	35 years
Lewis Center, OH	—	410	4,285	—	410	4,285	4,695	(119)	01/17	35 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(117)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(81)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(44)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(169)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(98)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(55)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(170)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(100)	01/17	35 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2018 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2018
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(103)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(57)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(142)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(94)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(68)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(104)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(109)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(108)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(245)	03/17	30 years
Crowley, TX	—	1,150	2,862	—	1,150	2,862	4,012	(158)	05/17	30 years
Fort Worth, TX	—	1,927	2,077	—	1,927	2,077	4,004	(118)	05/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(155)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(18)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(110)	02/18	35 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(40)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(41)	09/18	35 years

Private Schools
San Jose, CA	—	9,966	25,535	2,407	9,966	27,942	37,908	(3,532)	12/13	40 years
Brooklyn, NY	—	—	46,440	3,255	—	49,695	49,695	(5,202)	12/13	40 years
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(4,094)	02/14	40 years
McLean, VA	—	12,792	43,472	3,170	12,792	46,642	59,434	(2,895)	06/15	40 years
Mission Viejo, CA	—	1,378	3,687	—	1,378	3,687	5,065	(287)	09/16	30 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(215)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(157)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(211)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(165)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(271)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(74)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(43)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(310)	01/17	35 years

Other
Kiamesha Lake, NY	—	155,658	—	19,055	156,785	17,928	174,713	(37)	07/10	n/a

Property under development	—	287,546	—	—	287,546	—	287,546	—	n/a	n/a
Land held for development	—	50,725	—	(16,548)	34,177	—	34,177	—	n/a	n/a
Senior unsecured notes payable and term loan	2,995,000	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(33,941)	—	—	—	—	—	—	—
Total	$2,986,054	$1,529,104	$4,215,855	$483,995	$1,512,291	$4,716,663	$6,228,954	$(883,174)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2018

Real Estate:
Reconciliation:
Balance at beginning of the year	$5,636,886
Acquisition and development of rental properties during the year	629,944
Disposition of rental properties during the year	(21,328)
Impairment of rental properties during the year	(16,548)
Balance at close of year	$6,228,954
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$741,334
Depreciation during the year	144,042
Disposition of rental properties during the year	(2,202)
Balance at close of year	$883,174
See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Effective January 1, 2018, we adopted ASC 606 Revenue from Contracts with Customer and ASC 610-20 Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets. Effective January 1, 2019, we adopted ASC 842 Leases. Except for the enhancements to the Company's internal control over financial reporting in relation to our adoption of these standards, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

During 2018, we made enhancements to the Company’s internal control over financial reporting in relation to our upcoming adoption of the new leasing standard effective in the first quarter of 2019. We implemented or modified internal controls to address the monitoring of the adoption process, the evaluation analysis used in determining in-scope transactions and related disclosures required for the new standard.

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 30, 2019 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Proxy Statement contains under the captions “Transactions Between the Company and Trustees, Officers or their Affiliates,” “Election of Trustees” and “Additional Information Concerning the Board of Trustees” the information required by Item 13 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: See Part II, Item 8 hereof
Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation

(3)	Exhibits

The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

3.1
Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through June 1, 2018), which is attached as Exhibit 3.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 3.1

3.2
Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3
Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4
Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5
Amended and Restated Bylaws of the Company (inclusive of all amendments through March 20, 2017), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 21, 2017, is hereby incorporated by reference as Exhibit 3.5

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3
Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4
Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5
Indenture, dated June 30, 2010, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 5.750% Senior Notes due 2022 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.5

4.6
Indenture, dated June 18, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as trustee (including the form of 5.250% Senior Notes due 2023 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.6

4.7
Indenture, dated March 16, 2015, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2025 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.7

4.8
Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.8

4.9
Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.9

4.10
Indenture, dated April 16, 2018, by and between the Company and UMB Bank, n.a., as trustee (including the form of 4.950% Senior Notes due 2028 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated by reference as Exhibit 4.10

4.11
Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11

4.12
First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.12

10.1
Second Amended, Restated and Consolidated Credit Agreement, dated September 27, 2017, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated by reference as Exhibit 10.1

10.2*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*
EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.9

10.10*
Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*
Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*
Employment Agreement, dated May 13, 2015, by and between the Company and Gregory K. Silvers, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.14

10.15*
Employment Agreement, dated May 13, 2015, by and between the Company and Mark A. Peterson, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.15

10.16*
Amended and Restated Employment Agreement, effective March 31, 2018, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company's Form 8-K/A (Commission File No. 001-13561) filed on April 6, 2018, is hereby incorporated by reference as Exhibit 10.16

10.17*
Employment Agreement, dated May 13, 2015, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.17

10.19*
Employment Agreement, dated May 13, 2015, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 18, 2015, is hereby incorporated by reference as Exhibit 10.19

10.20*
EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.20

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

EPR Properties

Dated:	February 28, 2019	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 28, 2019
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 28, 2019
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 28, 2019
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 28, 2019
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 28, 2019
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 28, 2019
Barrett Brady, Trustee

/s/ Peter C. Brown	February 28, 2019
Peter C. Brown, Trustee

/s/ James B. Connor	February 28, 2019
James B. Connor, Trustee

/s/ Jack A. Newman, Jr.	February 28, 2019
Jack A. Newman, Jr., Trustee

/s/ Robin P. Sterneck	February 28, 2019
Robin P. Sterneck, Trustee