Form 10-Q
period 2019-03-31
EPR PROPERTIES
filed 2019-04-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

At April 29, 2019, there were 75,495,804 common shares outstanding.

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 28, 2019.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $920,409 and $883,174 at March 31, 2019 and December 31, 2018, respectively	$5,072,298	$5,024,057
Land held for development	28,080	34,177
Property under development	315,237	287,546
Operating lease right-of-use assets	211,299	—
Mortgage notes and related accrued interest receivable	527,627	517,467
Investment in direct financing leases, net	20,616	20,558
Investment in joint ventures	35,188	34,486
Cash and cash equivalents	11,116	5,872
Restricted cash	11,166	12,635
Accounts receivable	111,146	98,369
Other assets	87,458	96,223
Total assets	$6,431,231	$6,131,390
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$117,746	$168,463
Operating lease liabilities	235,612	—
Common dividends payable	28,306	26,765
Preferred dividends payable	6,034	6,034
Unearned rents and interest	85,012	79,051
Debt	3,045,742	2,986,054
Total liabilities	3,518,452	3,266,367
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 78,601,769 and 77,226,443 shares issued at March 31, 2019 and December 31, 2018, respectively	786	772
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at March 31, 2019 and December 31, 2018; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at March 31, 2019 and December 31, 2018; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at March 31, 2019 and December 31, 2018; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,597,130	3,504,494
Treasury shares at cost: 3,118,490 and 2,878,587 common shares at March 31, 2019 and December 31, 2018, respectively	(146,906)	(130,728)
Accumulated other comprehensive income	8,397	12,085
Distributions in excess of net income	(546,776)	(521,748)
Total equity	$2,912,779	$2,865,023
Total liabilities and equity	$6,431,231	$6,131,390
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2019	2018
Rental revenue	$150,723	$132,924
Other income	344	630
Mortgage and other financing income	13,475	21,414
Total revenue	164,542	154,968
Property operating expense	15,793	7,564
General and administrative expense	12,130	12,324
Costs associated with loan refinancing or payoff	—	31,943
Interest expense, net	33,826	34,337
Transaction costs	5,123	609
Depreciation and amortization	39,743	37,684
Income before equity in income from joint ventures and other items	57,927	30,507
Equity in income from joint ventures	489	51
Gain on sale of real estate	6,328	—
Income before income taxes	64,744	30,558
Income tax benefit (expense)	605	(1,020)
Net income	65,349	29,538
Preferred dividend requirements	(6,034)	(6,036)
Net income available to common shareholders of EPR Properties	$59,315	$23,502
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$0.79	$0.32
Diluted earnings per share data:
Net income available to common shareholders	$0.79	$0.32
Shares used for computation (in thousands):
Basic	74,679	74,146
Diluted	74,725	74,180
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$65,349	$29,538
Other comprehensive income (loss):
Foreign currency translation adjustment	3,810	(5,400)
Change in net unrealized (loss) gain on derivatives	(7,498)	9,398
Comprehensive income	$61,661	$33,536
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2019 and 2018 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Issuance of nonvested shares, net	295,202	3	—	—	3,971	—	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,116)	—	—	(7,116)
Share-based compensation expense	—	—	—	—	3,791	—	—	—	3,791
Foreign currency translation adjustment	—	—	—	—	—	—	(5,400)	—	(5,400)
Change in unrealized gain on derivatives	—	—	—	—	—	—	9,398	—	9,398
Net income	—	—	—	—	—	—	—	29,538	29,538
Issuances of common shares	6,601	—	—	—	382	—	—	—	382
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Dividends to common shareholders ($1.08 per share)	—	—	—	—	—	—	—	(80,263)	(80,263)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,940)	(1,940)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2018	77,161,235	$772	14,846,431	$148	$3,487,130	$(128,707)	$16,481	$(500,230)	$2,875,594

Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	1,156	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	197,755	2	—	—	4,831	(403)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,499)	—	—	(9,499)
Share-based compensation expense	—	—	—	—	3,280	—	—	—	3,280
Foreign currency translation adjustment	—	—	—	—	—	—	3,810	—	3,810
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,498)	—	(7,498)
Net income	—	—	—	—	—	—	—	65,349	65,349
Issuances of common shares	1,064,600	11	—	—	78,982	—	—	—	78,993
Stock option exercises, net	111,815	1	—	—	5,543	(6,276)	—	—	(732)
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(84,343)	(84,343)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2019	78,601,769	$786	14,841,431	$148	$3,597,130	$(146,906)	$8,397	$(546,776)	$2,912,779
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$65,349	$29,538
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(6,328)	—
Deferred income tax (benefit) expense	(609)	428
Costs associated with loan refinancing or payoff	—	31,943
Equity in income from joint ventures	(489)	(51)
Distributions from joint ventures	112	116
Depreciation and amortization	39,743	37,684
Amortization of deferred financing costs	1,502	1,398
Amortization of above/below market leases and tenant allowances, net	(59)	(417)
Share-based compensation expense to management and Trustees	3,280	3,791
Decrease in operating lease assets and liabilities	445	—
(Increase) decrease in mortgage notes accrued interest receivable	(135)	845
Decrease in accounts receivable	14,669	3,597
Increase in direct financing leases receivable	(58)	(198)
Increase in other assets	(5,673)	(3,826)
Increase (decrease) in accounts payable and accrued liabilities	4,684	(9,118)
Increase in unearned rents and interest	5,951	13,234
Net cash provided by operating activities	122,384	108,964
Investing activities:
Acquisition of and investments in rental properties and other assets	(93,322)	(38,869)
Proceeds from sale of real estate	37,810	—
Investment in unconsolidated joint ventures	(325)	—
Investment in mortgage notes receivable	(10,998)	(16,223)
Proceeds from mortgage notes receivable paydowns	973	11,555
Investment in promissory notes receivable	(61)	(7,677)
Additions to properties under development	(61,910)	(55,702)
Net cash used by investing activities	(127,833)	(106,916)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	100,000	380,000
Principal payments on debt	(66,150)	(281,684)
Deferred financing fees paid	(40)	(38)
Costs associated with loan refinancing or payoff (cash portion)	—	(28,650)
Net proceeds from issuance of common shares	74,323	303
Impact of stock option exercises, net	(732)	—
Purchase of common shares for treasury for vesting	(9,499)	(7,116)
Dividends paid to shareholders	(88,748)	(83,613)
Net cash provided (used) by financing activities	9,154	(20,798)
Effect of exchange rate changes on cash	70	(82)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,775	(18,832)
Cash and cash equivalents and restricted cash at beginning of the period	18,507	58,986
Cash and cash equivalents and restricted cash at end of the period	$22,282	$40,154
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2019	2018
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$5,872	$41,917
Restricted cash at beginning of the period	12,635	17,069
Cash and cash equivalents and restricted cash at beginning of the period	$18,507	$58,986

Cash and cash equivalents at end of the period	$11,116	$24,514
Restricted cash at end of the period	11,166	15,640
Cash and cash equivalents and restricted cash at end of the period	$22,282	$40,154

Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$7,330	$55,377
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$14,682	$16,809
Conversion or reclassification of mortgage notes receivable to rental properties	$—	$155,185
Operating lease right-of-use assets	$214,576	$—
Operating lease liabilities	$238,614	$—
Sub-lessor straight-line rent receivable	$24,454	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$14,000	$—
Assumption of debt	$18,585	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,676	$41,948
Cash paid during the period for income taxes	$695	$290
Interest cost capitalized	$3,137	$2,244
Decrease in accrued capital expenditures	$(6,406)	$(4,278)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the FASB ASC Topic on Consolidation (Topic 810), or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on February 28, 2019.

Recently Adopted Accounting Pronouncements
On January 1, 2019, Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842) became effective for the Company. The Company adopted the standard on the effective date and used the effective date as the date of initial application. Accordingly, comparative periods have not been recast, and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The standard offered several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company elected to apply the package of practical expedients, which permitted the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the expedient to not evaluate existing or expired land easements and elected the practical expedient to not separate lease and non-lease components for all its leases where it is the lessor. In addition, the Company elected the short-term lease exception, which allows the Company to account for leases with a lease term of 12 months or less similar to existing operating leases. The Company did not elect the use-of-hindsight expedient. See Note 16 for information related to the Company's leases.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $32.8 million and $33.9 million as of March 31, 2019 and December 31, 2018, respectively, are shown as a reduction of debt. The deferred financing costs of $4.7 million and $5.0 million as of March 31, 2019 and December 31, 2018, respectively, related to the unsecured revolving credit facility are included in other assets.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed and determinable are recognized on a straight-line basis over the lease term. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenues if collectibility of these future rents is not probable. For the three months ended March 31, 2019 and 2018, the Company recognized $2.4 million and $1.9 million, respectively, of straight-line rental revenue, net of write-offs of $0.9 million for the three months ended March 31, 2019. There were no straight-line write-offs recognized during the three months ended March 31, 2018. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements.

A substantial portion of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2019, the Company recognized $2.2 million in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment retail centers, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. As such, certain reclassifications have been made to the 2018 presentation to conform to the 2019 presentation to combine tenant reimbursements with rental revenue. For the three months ended March 31, 2019 and 2018, the Company recognized $3.9 million and $4.0 million, respectively, of tenant reimbursements that related to the operations of its entertainment retail centers.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $1.4 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

The Company regularly evaluates the collectibility of its receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. The Company suspends revenue recognition when the collectibility of lease receivables or future lease payments are no longer probable and records a direct write-off of the receivable to rental revenue. For the three months ended March 31, 2019, the Company recognized $0.2 million in reductions to rental income related to the write-off of tenant receivables. Certain reclassifications have been made to the 2018 presentation to conform to the 2019 presentation related to the Company's former presentation of the allowance for doubtful accounts.

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

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. There was no participating interest income for the three months ended March 31, 2019 and 2018. In addition, for the three months ended March 31, 2019, mortgage and other financing income included $0.9 million in prepayment fees related to a mortgage note that was paid fully in advance of its maturity date. There were no prepayment fees recognized during the three months ended March 31, 2018.

As described above, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, the Company's leases that were classified as investment in direct financing leases retained this classification. Direct financing lease income is included in mortgage and other financing income and is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management's initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The Company evaluates on an annual basis (or more frequently, if necessary) the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable's effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (33%) of the megaplex theatre rental properties held by the Company at March 31, 2019. For the three months ended March 31, 2019 and 2018, approximately $30.6 million or 18.6% and $28.6 million or 18.4%, respectively, of the Company's total revenues were derived from rental payments by AMC.

Topgolf USA (Topgolf) was the lessee of a substantial portion (43%) of the recreation properties held by the Company at March 31, 2019. For the three months ended March 31, 2019 and 2018, approximately $18.7 million or 11.3% and $15.1 million or 9.8%, respectively, of the Company's total revenues were derived from rental payments by Topgolf.

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

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $3.3 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $2 thousand and $73 thousand for the three months ended March 31, 2019 and 2018, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $2.9 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $409 thousand and $337 thousand for the three months ended March 31, 2019 and 2018, respectively.

Derivative Instruments
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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. For its net investment hedges, the Company has elected to assess hedge effectiveness using a method based on changes in spot exchange rates and record the changes in the fair value amounts excluded from the assessment of effectiveness into earnings on a systematic and rational basis. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company's policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. The amendments in ASU No. 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of financial assets and eliminates the incurred losses methodology under current U.S. GAAP. In addition, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which also amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU states that operating lease receivables are not in the scope of Subtopic 326-20. ASU No. 2016-13 and ASU No. 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact that these ASUs will have on its consolidated financial statements and related disclosures.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Buildings and improvements	$4,667,681	$4,593,159
Furniture, fixtures & equipment	99,613	97,463
Land	1,199,372	1,190,568
Leasehold interests	26,041	26,041
	5,992,707	5,907,231
Accumulated depreciation	(920,409)	(883,174)
Total	$5,072,298	$5,024,057
Depreciation expense on rental properties was $38.3 million and $36.5 million for the three months ended March 31, 2019 and 2018, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2019 totaled $174.6 million and included investments in each of its operating segments.

Entertainment investment spending during the three months ended March 31, 2019 totaled $117.9 million, including spending on the acquisition of five megaplex theatres totaling $93.3 million, build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers.

Recreation investment spending during the three months ended March 31, 2019 totaled $44.2 million, including spending on build-to-suit development of golf entertainment complexes and attractions.

Education investment spending during the three months ended March 31, 2019 totaled $12.3 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools.

Other investment spending during the three months ended March 31, 2019 totaled $0.2 million and was related to the Resorts World Catskills project in Sullivan County, New York.

Property Dispositions
During the three months ended March 31, 2019, pursuant to tenant purchase options, the Company completed the sale of two public charter schools located in Florida and North Carolina for net proceeds totaling $23.3 million. In connection with these sales, the Company recognized a gain on sale of $5.4 million.

During the three months ended March 31, 2019, the Company completed the sale of one recreation property and four education properties for net proceeds totaling $14.4 million and recognized a net gain on sale of $0.9 million.

5. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Receivable from tenants	$6,779	$12,158
Receivable from non-tenants	5,995	1,379
Receivable from Sullivan County Infrastructure Revenue Bonds	—	11,500
Straight-line rent receivable (1)	98,372	73,332
Total	$111,146	$98,369

(1) Includes $24.6 million in sub-lessor straight-line rent receivables. Sub-lessor straight-line receivables relate to the Company's operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these leases. See Note 16 for information related to the Company's leases.

6. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s leases of two public charter school properties as of March 31, 2019 and December 31, 2018, with affiliates of Imagine Schools, Inc. (Imagine). As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification, therefore these lease arrangements continue to be classified as direct financing leases. Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Total minimum lease payments receivable	$35,791	$36,352
Estimated unguaranteed residual value of leased assets	16,509	16,509
Less deferred income (1)	(31,684)	(32,303)
Investment in direct financing leases, net	$20,616	$20,558

(1) Deferred income is net of $0.3 million of initial direct costs at March 31, 2019 and December 31, 2018.

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

The Company’s direct financing leases have expiration dates ranging from approximately 12 to 13 years. Future minimum rentals receivable on these direct financing leases at March 31, 2019 are as follows (in thousands):

Amount
Year:
2019	$1,704
2020	2,333
2021	2,403
2022	2,475
2023	2,550
Thereafter	24,326
Total	$35,791

7. Issuance of Common Shares

During the three months ended March 31, 2019, the Company issued an aggregate of 1,059,656 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for net proceeds of $78.6 million.

8. Unconsolidated Real Estate Joint Ventures

As of March 31, 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom and its affiliates, own the remaining 35% interest in the joint venture. There are two separate joint ventures, one that holds the investment in the real estate of the recreation anchored lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of March 31, 2019 and December 31, 2018, the Company had invested $30.3 million and $29.5 million, respectively, in these joint ventures.

As of March 31, 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. See Note 9 for further discussion on these VIEs.

The joint venture that holds the real property partially financed the purchase of the lodging properties with a short-term secured mortgage loan of $60.0 million with a maturity date of June 21, 2019. On March 28, 2019, the joint venture prepaid in full this mortgage loan and entered into a new secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of March 31, 2019, the joint venture had $61.2 million outstanding and total availability of $23.8 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of its pro-rata share of approximately $14.6 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022. Additionally, on March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized income of $494 thousand and received no distributions during the three months ended March 31, 2019 related to the equity investments in these joint ventures. No income or loss was recognized during the three months ended March 31, 2018 related to the equity investment in these joint ventures.

In addition, as of March 31, 2019 and December 31, 2018, the Company had invested $4.8 million and $4.9 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized a loss of $5 thousand and income of $51 thousand and received distributions of $112 thousand and $116 thousand from its investment in these joint ventures for the three months ended March 31, 2019 and 2018, respectively.

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

Consolidated VIEs
As of March 31, 2019, the Company does not have any investments in consolidated VIEs.

Unconsolidated VIE
At March 31, 2019, the Company's recorded investment in two mortgage notes which are unconsolidated VIEs totaled $190.7 million. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $190.7 million. These mortgage notes are secured by three recreation properties and one public charter school.

In addition, at March 31, 2019, the Company had $30.3 million of recorded investments in unconsolidated VIEs through joint ventures that own two recreation anchored lodging properties. The Company accounts for these investments in joint ventures under the equity method of accounting. The Company's maximum exposure to loss at March 31, 2019, is its investment in the joint ventures of $30.3 million as well as the Company's guarantee of its pro-rata share of the estimated costs to complete renovations of approximately $14.6 million. See Note 8 for further discussion related to the Company's unconsolidated real estate joint ventures.

While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to master netting arrangements and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had no derivative liabilities in the consolidated balance sheet at March 31, 2019 and December 31, 2018. The Company had derivative assets of $3.1 million and $10.6 million recorded in “Other assets” in the consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2019 or December 31, 2018. See Note 11 for disclosures relating to the fair value of the derivative instruments as of March 31, 2019 and December 31, 2018.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions including the effect of changes in foreign currency exchange rates on foreign currency transactions and interest rates on its LIBOR based borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

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

As of March 31, 2019, the Company had two interest rate swap agreements to fix the interest rate at 2.64% on $300.0 million of borrowings under its unsecured term loan facility from July 6, 2017 to April 5, 2019. Additionally, as of March 31, 2019, the Company had three interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of borrowings under its unsecured term loan facility from November 6, 2017 to April 5, 2019 and on $350.0 million of borrowings under its unsecured term loan facility from April 6, 2019 to February 7, 2022. Subsequent to March 31, 2019, the Company entered into an interest rate swap agreement to fix the interest rate at 3.35% on the remaining $50.0 million of borrowings under its unsecured term loan facility from April 5, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2019, the Company estimates that during the twelve months ending March 31, 2020, $1.2 million will be reclassified from AOCI to a reduction of interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its four Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties. These foreign currency derivatives should hedge a significant portion of the Company's expected CAD denominated cash flow of the Canadian properties as their impact on the Company's cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

As of March 31, 2019, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2019, the Company estimates that during the twelve months ending March 31, 2020, $0.6 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments.

As of March 31, 2019, the Company had two fixed-to-fixed cross-currency swaps with a total notional value of $200.0 million CAD. These instruments became effective on July 1, 2018, mature on July 1, 2023 and are designated as net investment hedges on its Canadian net investments. The net effect of this hedge is to lock in an exchange rate of $1.32 CAD per USD on $200.0 million CAD of the Company's foreign net investments. The cross-currency swaps also have a monthly settlement feature locked in at an exchange rate of $1.32 CAD per USD on $4.5 million of CAD annual cash flows, the net effect of which is an excluded component from the effectiveness testing of this hedge.

For qualifying foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company's accounting policy election. The earnings recognition of excluded components are presented in other income.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2019 and 2018.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2019 and 2018 (Dollars in thousands)

	Three Months Ended March 31,
Description	2019	2018
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(2,439)	$4,778
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	775	(13)
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(311)	615
Amount of Income Reclassified from AOCI into Earnings (2)	134	554

Net Investment Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(3,839)	—
Amount of Income Recognized in Earnings (2) (3)	138	—
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	—	4,546
Amount of Expense Reclassified from AOCI into Earnings (2)	—	—

Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(6,589)	$9,939
Amount of Income Reclassified from AOCI into Earnings	909	541
Amount of Income Recognized in Earnings	138	—

Interest expense, net in accompanying consolidated statements of income	33,826	34,337
Other income in accompanying consolidated statements of income	344	630

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018.

(3)	Amounts represent derivative gains excluded from the effectiveness testing.

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

As of March 31, 2019, the Company had no derivatives with a fair value in a liability position related to these agreements. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset. As of March 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

11. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurement guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2019 and December 31, 2018 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Balance at end of period
March 31, 2019
Cross-Currency Swaps*	$—	$1,993	$—	$1,993
Interest Rate Swap Agreements*	$—	$1,130	$—	$1,130
December 31, 2018
Cross-Currency Swaps*	$—	$6,278	$—	$6,278
Interest Rate Swap Agreements*	$—	$4,344	$—	$4,344
*Included in "Other assets" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2019 and December 31, 2018:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2019, the Company had a carrying value of $527.6 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.69%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.43%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $555.2 million with an estimated weighted average market rate of 8.70% at March 31, 2019.

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

Investment in direct financing leases, net:
At March 31, 2019 and December 31, 2018, the Company had an investment in direct financing leases with a carrying value of $20.6 million and a weighted average effective interest rate of 12.04%. At March 31, 2019 and December 31, 2018, the investment in direct financing leases bears interest at effective rates of 11.93% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at March 31, 2019 and December 31, 2018.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2019, the Company had a carrying value of $513.6 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.94%. The carrying value of the variable rate debt outstanding approximated the fair value at March 31, 2019.

At December 31, 2018, the Company had a carrying value of $455.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.84%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2018.

At March 31, 2019 and December 31, 2018, $350.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements. Subsequent to March 31, 2019, an additional $50.0 million was converted to fixed rate debt by another interest rate swap agreement. See Note 10 for additional information related to the Company's interest rate swap agreements.

At March 31, 2019, the Company had a carrying value of $2.57 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.86%. Discounting the future cash flows for fixed rate debt using March 31, 2019 market rates of 3.51% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.64 billion with an estimated weighted average market rate of 4.17% at March 31, 2019.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2019 and 2018 (amounts in thousands except per share information):

	Three Months Ended March 31, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$65,349
Less: preferred dividend requirements	(6,034)
Net income available to common shareholders	$59,315	74,679	$0.79
Diluted EPS:
Net income available to common shareholders	$59,315	74,679
Effect of dilutive securities:
Share options	—	46
Net income available to common shareholders	$59,315	74,725	$0.79

	Three Months Ended March 31, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$29,538
Less: preferred dividend requirements	(6,036)
Net income available to common shareholders	$23,502	74,146	$0.32
Diluted EPS:
Net income available to common shareholders	$23,502	74,146
Effect of dilutive securities:
Share options	—	34
Net income available to common shareholders	$23,502	74,180	$0.32

The additional 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2019 and 2018. However, options to purchase 4 thousand and 87 thousand common shares at per share prices ranging from $73.84 to $76.63 and $56.94 to $76.63 were outstanding for the three months ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2019, there were 1,127,827 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98
Exercised	(111,815)	19.02	—	61.79	49.58
Granted	1,941	73.84	—	73.84	73.84
Outstanding at March 31, 2019	125,001	$19.02	—	$76.63	$54.47
The weighted average fair value of options granted was $4.64 and $3.03 during the three months ended March 31, 2019 and 2018, respectively. The intrinsic value of share options exercised was $2.5 million for the three months ended March 31, 2019. There were no share option exercises during the three months ended March 31, 2018. At March 31, 2019, share-option expense to be recognized in future periods was $24 thousand.

The expense related to share options included in the determination of net income for the three months ended March 31, 2019 and 2018 was $2 thousand and $73 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the three months ended March 31, 2019: risk-free interest rate of 2.4%, dividend yield of 6.7%, volatility factors in the expected market price of the Company’s common shares of 19.1%, 0.75% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at March 31, 2019:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	3,699	0.1
20.00 - 29.99	—	—
30.00 - 39.99	—	—
40.00 - 49.99	33,020	2.8
50.00 - 59.99	32,326	5.2
60.00 - 69.99	51,800	5.9
70.00 - 76.63	4,156	8.8
	125,001	4.8	$54.47	$2,804
The following table summarizes exercisable options at March 31, 2019:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	3,699	0.1
20.00 - 29.99	—	—
30.00 - 39.99	—	—
40.00 - 49.99	33,020	2.8
50.00 - 59.99	29,450	4.9
60.00 - 69.99	51,800	5.9
70.00 - 76.63	1,108	7.9
	119,077	4.6	$53.89	$2,740

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	655,056	$64.16
Granted	197,755	73.84
Vested	(337,910)	64.61
Forfeited	(6,902)	66.35
Outstanding at March 31, 2019	507,999	$67.61	1.60
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $22.1 million (including $4.3 million related to the severance of the Company's former Senior Vice President and Chief Investment Officer as well as other employees) and $15.9 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, unamortized share-based compensation expense related to nonvested shares was $23.5 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	23,571	$61.25
Granted	1,156	69.11
Vested	—	—
Outstanding at March 31, 2019	24,727	$61.62	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2019, unamortized share-based compensation expense related to restricted share units was $0.3 million.

14. Other Commitments and Contingencies

As of March 31, 2019, the Company had an aggregate of approximately $83.0 million of commitments to fund development projects including seven entertainment development projects for which it had commitments to fund approximately $23.7 million, five recreation development projects for which it had commitments to fund approximately $38.3 million and five education development projects for which it had commitments to fund approximately $21.0 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of March 31, 2019, the Company had a commitment to fund approximately $206.9 million, of which $178.8 million had been funded, to complete an indoor waterpark hotel and adventure park at the Resorts World Catskills project in Sullivan County, New York. This project is expected to go into service in the second quarter of 2019. The Company is also responsible for the construction of the Resorts World Catskills project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which funded a substantial portion of such construction costs. For the years ended December 31, 2016, 2017 and 2018, the Company received total reimbursements of $74.2 million of construction costs. During the three months ended March 31, 2019, the Company received an additional reimbursement of $11.5 million. Construction of infrastructure improvements was completed in 2018.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2019, the Company had three mortgage notes receivable with commitments totaling approximately $2.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

At December 31, 2018, the Company had $5.3 million in other assets and $16.1 million in other liabilities related to the Company's payment guarantees of two economic development revenue bonds. During the three months ended March 31, 2019, the Company prepaid in full one of the two economic development revenue bonds totaling $6.2 million and the other liability of the same amount related to the Company's obligation to stand ready to perform under the terms of the guarantee was extinguished. Additionally, during the three months ended March 31, 2019, the Company exercised its collateral assignment rights under its Guaranty Fee Agreement and assumed the remaining economic development revenue bond totaling $18.6 million with a maturity date of December 22, 2047 and an interest rate of LIBOR plus 150 basis points which was 3.99% at March 31, 2019. The Company took ownership of and recorded the leasehold interest and improvements for the theatre in Louisiana that secures the bond at fair value which approximated $14.0 million at

March 31, 2019. The other asset of $5.3 million and other liability of $9.9 million related to the Company's obligation to stand ready to perform under the terms of the guarantee were extinguished. No gain or loss was recognized on these transactions. At March 31, 2019, the Company does not have any remaining guarantee assets or liabilities.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2019, the Company had four surety bonds outstanding totaling $50.7 million.

Early Childhood Education Tenant
During 2017, cash flow of Children's Learning Adventure USA (CLA or CLA Parent) was negatively impacted by challenges brought on by its rapid expansion and related ramp up to stabilization and by adverse weather conditions in Texas during the third quarter of 2017. As a result, CLA initiated negotiations with the Company and other landlords regarding a potential restructuring. However, CLA did not secure the investments necessary to accomplish the restructuring. As a result, the Company sent CLA notices of lease termination on October 12, 2017 for the following CLA properties: (i) Broomfield, Colorado, (ii) Ashburn, Virginia, (iii) West Chester, Ohio, (iv) Chanhassen, Minnesota, (v) Ellisville, Missouri, (vi) Farm Road-Las Vegas, Nevada, (vii) Fishers, Indiana, (viii) Tredyffrin, Pennsylvania, and (ix) Westerville, Ohio.

On December 18, 2017, ten subsidiaries of CLA Parent (CLA Debtors) filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court (Court) for the District of Arizona (Jointly Administered under Case No. 2:17-bk-14851-BMW), covering substantially all of the Company's properties leased to CLA. CLA Parent has not filed a petition for bankruptcy. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, CLA Parent, the CLA Debtors and certain other CLA subsidiaries (CLA Parties) and the Company entered into a Stipulation providing that (a) the CLA Parties would pay rent for the months of March through July for an aggregate total of $4.3 million, (b) resolution of restructuring of the leases between the Company and the CLA Parties would be concluded no later than July 31, 2018 (the Forbearance Period), (c) relief from stay would be granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties made all of the rent payments required by the Stipulation.

In July 2018, the Company entered into a new lease agreement with CLA Parent related to the 21 operating properties which replaced the prior lease arrangements and continued on a month-to-month basis. The lease agreement provided for monthly rent of $1.0 million plus approximately $170 thousand for pro-rata property taxes. The CLA Parties relinquished control of four properties that were still under development as the Company no longer intended to develop these properties. Two of these properties were sold in February 2019.

In February 2019, the CLA Parties and the Company entered into agreements (collectively, the PSA) providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby the Company could nominate a third party operator to take an assignment and transfer of such assets from the CLA Parties and receive certain beneficial rights under various related ancillary agreements. Consideration provided by the Company for the asset transfers would include the release of past due rent obligations, previously fully reserved by the Company, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of the Company's schools. The CLA Parties agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and agreed to continue leasing and operating each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to the Company’s replacement tenant or surrender of the property.

Additionally, in February 2019, the Company entered into leases of all 21 operating CLA properties with Crème de la Crème (Crème), a national early childhood education operator. These leases are contingent upon the Company delivering possession of the properties and include different financial terms based on whether or not the CLA Parties deliver Crème the assets associated with the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, Crème and the Company each have early termination rights based on school level economic performance.

On February 27, 2019, CLA filed a motion with the Court seeking authorization of the sale of assets as required by the PSA. A condition to the parties’ obligations under the PSA was the Court’s approval of the motion. The Court held a hearing regarding such approval on April 10, 2019. At the hearing, the Court did not rule on the motion based upon objections from another landlord of CLA. To mitigate the risk that CLA Parent would file for bankruptcy protection and delay our transfer of the properties to Crème, the Company terminated the PSA on April 11, 2019. However, the lease of the properties to CLA Parent was not terminated and is expected to continue while each property is operated by it.

The Company has informed CLA Parent and the other landlord that it is willing to consider an overall agreement regarding the transfer of properties to Crème if those parties can agree to cooperate. The Company understands that CLA Parent and the other landlord have not resolved those issues. However, the Company and CLA Parent have discussed a process that would provide for the continuation of the lease to CLA Parent and the transfer of the properties one at a time to Crème as it receives the necessary licenses and permits for each property. The terms for such transfers would be similar to those contained in the PSA, except that the CLA Debtors would not be involved. The Company has determined that the exclusion of any assets held by the CLA Debtors would not be material to the transfer of the operations of the properties to Crème.

CLA Parent continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress with its license applications and preparations to begin operating these schools later in 2019. This process must be undertaken on a state-by-state basis and is expected to be substantially complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA Parent will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the properties. If the Company is unable to transfer the properties to Crème with in-place operations, the Company intends to take possession of the properties and transfer them without operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of March 31, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,546,385	$2,308,885	$1,345,025	$198,770	$32,166	$6,431,231

	As of December 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,344,855	$2,187,808	$1,366,278	$207,724	$24,725	$6,131,390

Operating Data:
	Three Months Ended March 31, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$80,513	$40,529	$26,707	$2,974	$—	$150,723
Other income	10	61	—	—	273	344
Mortgage and other financing income	56	9,312	4,107	—	—	13,475
Total revenue	80,579	49,902	30,814	2,974	273	164,542

Property operating expense	10,625	2,734	1,112	1,089	233	15,793
Total investment expenses	10,625	2,734	1,112	1,089	233	15,793
Net operating income - before unallocated items	69,954	47,168	29,702	1,885	40	148,749

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,130)
Interest expense, net						(33,826)
Transaction costs						(5,123)
Depreciation and amortization						(39,743)
Equity in income from joint ventures						489
Gain on sale of real estate						6,328
Income tax benefit						605
Net income						65,349
Preferred dividend requirements						(6,034)
Net income available to common shareholders of EPR Properties						$59,315

Operating Data:
	Three Months Ended March 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$74,848	$33,432	$22,385	$2,259	$—	$132,924
Other income	—	62	—	—	568	630
Mortgage and other financing income	802	13,705	6,907	—	—	21,414
Total revenue	75,650	47,199	29,292	2,259	568	154,968

Property operating expense	6,229	33	829	314	159	7,564
Total investment expenses	6,229	33	829	314	159	7,564
Net operating income - before unallocated items	69,421	47,166	28,463	1,945	409	147,404

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,324)
Costs associated with loan refinancing or payoff						(31,943)
Interest expense, net						(34,337)
Transaction costs						(609)
Depreciation and amortization						(37,684)
Equity in income from joint ventures						51
Income tax expense						(1,020)
Net income						29,538
Preferred dividend requirements						(6,036)
Net income available to common shareholders of EPR Properties						$23,502

16. Operating Leases

The Company’s rental properties are leased under operating leases with remaining terms ranging from one to 31 years. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018 (2)
	Operating leases	Sub-lessor operating ground leases		Operating leases
	Amount (1)	Amount (1)	Total	Amount (1)
Year:
2019	$398,100	$16,712	$414,812	$520,139
2020	515,418	22,620	538,038	503,344
2021	504,422	22,936	527,358	492,165
2022	489,968	22,327	512,295	477,671
2023	461,749	21,631	483,380	449,686
Thereafter	4,092,159	239,519	4,331,678	3,953,717
Total	$6,461,816	$345,745	$6,807,561	$6,396,722
(1) Included in rental revenue.
(2) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

In addition to its lessor arrangements on its rental properties, as of March 31, 2019 and December 31, 2018, the Company was lessee in 57 operating ground leases as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of March 31, 2019, the ground lease arrangements have remaining terms ranging from two to 47 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of March 31, 2019, the Company does not have any leases that have not commenced but that create significant rights and obligations.

The Company determines whether an arrangement is or includes a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. As the Company's leases do not provide an implicit rate, the Company used its incremental borrowing rate adjusted for related collateral based on the information available at adoption or the commencement date in determining the present value of lease payments.

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at March 31, 2019 and December 31, 2018, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	March 31, 2019		December 31, 2018 (3)
	Ground Leases (1)	Office lease (2)	Ground Leases	Office lease (2)
Year:
2019	$17,125	$642	$22,867	$856
2020	23,236	856	23,236	856
2021	23,600	884	23,600	884
2022	22,998	967	22,996	967
2023	22,304	967	22,303	967
Thereafter	257,454	2,658	257,446	2,658
Total lease payments	$366,717	$6,974	$372,448	$7,188
Less: imputed interest	136,962	1,117
Present value of lease liabilities	$229,755	$5,857
(1) Included in property operating expense.
(2) Included in general and administrative expense.
(3) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of March 31, 2019 (in thousands):

		As of
	Classification	March 31, 2019
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$205,626
Office lease asset	Operating lease right-of-use assets	5,673
Sub-lessor straight-line rent receivable	Accounts receivable	24,638
Total leased assets		$235,937

Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$229,755
Office lease liability	Operating lease liabilities	5,857
Total lease liabilities		$235,612

The following table summarizes the lease costs and sublease income for the three months ended March 31, 2019 (in thousands):

	Classification	Three Months Ended March 31, 2019
Lease Cost
Operating ground lease cost	Property operating expense	$5,938
Operating office lease cost	General and administrative expense	230

Sublease income	Rental revenue	$(5,723)
Net lease cost		$445

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate as of March 31, 2019:

As of
March 31, 2019
Weighted-average remaining lease term in years
Operating ground leases	17.4
Operating office lease	7.5

Weighted-average discount rate
Operating ground leases	4.91%
Operating office lease	4.62%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

Overview

Business

Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, recreation and education properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs. We also own certain recreation anchored lodging assets structured using traditional REIT lodging structures.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of March 31, 2019, our total assets were approximately $6.4 billion (after accumulated depreciation of approximately $0.9 billion) which included investments in each of our four operating segments with properties located in 42 states and Ontario, Canada.

•
Our Entertainment segment included investments in 157 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 11 family entertainment centers. Our portfolio of owned entertainment properties consisted of 13.7 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 12 ski areas, 20 attractions, 34 golf entertainment complexes and 13 other recreation facilities. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 56 public charter school properties, 69 early education centers and 15 private schools. Our portfolio of owned education properties consisted of 4.6 million square feet and was 98% leased.

•	Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills project in Sullivan County, New York.

The combined owned portfolio consisted of 22.4 million square feet and was 99% leased. As of March 31, 2019, we had a total of approximately $315.2 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $7.0 billion at March 31, 2019. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2019 and December 31, 2018.

Of our total investments of $7.0 billion at March 31, 2019, $3.1 billion or 44% related to our Entertainment segment, $2.3 billion or 33% related to our Recreation segment, $1.4 billion or 20% related to our Education segment and $194.9 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2019 and 2018 (in millions, except per share information):

	Three Months Ended March 31,
	2019	2018	Increase
Total revenue (1)	$164.5	$155.0	6%
Net income available to common shareholders per diluted share (2)	0.79	0.32	147%
FFOAA per diluted share (3)	1.36	1.26	8%

(1) Total revenue for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was favorably impacted by the effect of investment spending and unfavorably impacted by property dispositions and mortgage note payoffs that occurred in 2019 and 2018. Total revenue for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was favorably impacted by lease revenue on our existing operating ground leases (leases in which we are a sub-lessor) as well as the gross-up of tenant reimbursed expenses recognized in the three months ended March 31, 2019 in accordance with Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842). This increase in revenue related to the adoption of Topic 842 is offset by an increase in property operating expenses related to operating ground lease rent expense as well as the gross-up of the tenant reimbursed expenses . For further information on our operating leases, see Note 16 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2) Net income available to common shareholders per diluted share for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was also impacted by the items affecting total revenue as described above. Net income available to common shareholders per diluted share for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was favorably impacted by decreases in costs associated with loan refinancing or payoff (primarily related to our redemption of our 7.75% Senior Notes due 2020 during the three months ended March 31, 2018) and income tax expense, and higher gains on sale of real estate. Net income available to common shareholders per diluted share for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was unfavorably impacted by an increase in transaction costs and depreciation and amortization.

(3) FFOAA per diluted share for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was also impacted by the items affecting total revenue as described above. Additionally, FFOAA per diluted share for the three months ended March 31, 2019 versus the three months ended March 31, 2018 was favorably impacted by higher termination fees recognized with the exercise of tenant purchase options.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the impairment of mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the three months ended March 31, 2019, there were no changes to critical accounting policies except as noted below.

Collectibility of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectibility of our receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. We suspend revenue recognition when the collectibility of amounts due are no longer probable and record a direct write-off of the receivable to revenue. Previously, we reduced our accounts receivable by an allowance for doubtful accounts and recorded bad debt expense included in property operating expenses when loss was probable.

Recent Developments and Capital Recycling

Investment Spending

Our investment spending during the three months ended March 31, 2019 totaled $174.6 million and included investments in each of our operating segments.

Entertainment investment spending during the three months ended March 31, 2019 totaled $117.9 million, including spending on the acquisition of five megaplex theatres totaling $93.3 million, build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers.

Recreation investment spending during the three months ended March 31, 2019 totaled $44.2 million, including spending on build-to-suit development of golf entertainment complexes and attractions.

Education investment spending during the three months ended March 31, 2019 totaled $12.3 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools.

The following table details our investment spending by category during the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31, 2019
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$117,895	$5,606	$18,979	$93,310	$—	$—
Recreation	44,187	42,611	410	—	61	1,105
Education	12,319	7,845	—	—	4,474	—
Other	193	193	—	—	—	—
Total Investment Spending	$174,594	$56,255	$19,389	$93,310	$4,535	$1,105

Three Months Ended March 31, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$25,505	$10,147	$7,863	$7,495	$—	$—
Recreation	61,977	43,061	20	7,812	11,084	—
Education	21,129	9,397	—	8,416	3,316	—
Other	29	29	—	—	—	—
Total Investment Spending	$108,640	$62,634	$7,883	$23,723	$14,400	$—

The above amounts include $11 thousand and $14 thousand in capitalized payroll, $3.1 million and $2.2 million in capitalized interest and $0.1 million and $0.3 million in capitalized other general and administrative direct project costs for the three months ended March 31, 2019 and 2018, respectively. Excluded from the table above is approximately $6.8 million and $9.8 million of maintenance capital expenditures and other spending for the three months ended March 31, 2019 and 2018, respectively.

Property Dispositions

During the three months ended March 31, 2019, pursuant to tenant purchase options, we completed the sale of two public charter schools located in Florida and North Carolina for net proceeds totaling $23.3 million. In connection with these sales, we recognized a gain on sale of $5.4 million.

During the three months ended March 31, 2019, we completed the sale of one recreation property and four education properties for net proceeds totaling $14.4 million and recognized a net gain on sale of $0.9 million.

Mortgage Notes Receivable
We anticipate that our mortgage notes receivable due from SVVI, LLC (Schlitterbahn Group) and secured by three waterparks and adjacent land will be paid in full during the second quarter of 2019 as the Schlitterbahn Group is nearing the completion of a definitive agreement with a third party. Subsequent to March 31, 2019, we extended the maturity date of this note from May 1, 2019 to June 1, 2019. The outstanding balance of these mortgage notes was $186.4 million at March 31, 2019.

Early Childhood Education Tenant Update
In February 2019, we entered into agreements (collectively, the "PSA") with Children's Learning Adventure USA ("CLA or "CLA Parent") and certain CLA subsidiaries (the "CLA Parties") providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby we could nominate a third party operator to take an assignment and transfer of such assets from the CLA Parties and receive certain beneficial rights under various related ancillary agreements. Consideration provided by us for the asset transfers would include the release of past due rent obligations, previously fully reserved by us, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of our schools. The transfers of such assets are expected to close between May 1, 2019 and March 31, 2020 as closing conditions for each transfer are satisfied. The CLA Parties agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and agreed to continue leasing and operating each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to our replacement tenant or surrender of the property.

Additionally, in February 2019, we entered into new leases of all 21 operating CLA properties with Crème de la Crème ("Crème"), a national early childhood education operator. These leases are contingent upon us delivering possession of the properties and include different financial terms based on whether or not the CLA Parties deliver Crème the assets associated with the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, both us and Crème have early termination rights based on school level economic performance.

On February 27, 2019, CLA filed a motion with the Court seeking authorization of the sale of assets as required by the PSA. A condition to the parties’ obligations under the PSA was the Court’s approval of the motion. The Court held a hearing regarding such approval on April 10, 2019. At the hearing, the Court did not rule on the motion based upon objections from another landlord of CLA. To mitigate the risk that CLA Parent would file for bankruptcy protection and delay our transfer of the properties to Crème, we terminated the PSA on April 11, 2019. However, the lease of the properties to CLA Parent was not terminated and is expected to continue while each property is operated by it.

We have informed CLA Parent and the other landlord that we are willing to consider an overall agreement regarding the transfer of properties to Crème if CLA Parent and the other landlord can agree to cooperate. We understand that CLA Parent and the other landlord have not resolved those issues. However, we and CLA Parent have discussed a process that would provide for the continuation of the lease to CLA Parent and the transfer of the properties one at a time to Crème as it receives the necessary licenses and permits for each property. The terms for such transfers would be similar to those contained in the PSA, except that the CLA Parties would not be involved. We have determined that the exclusion of any assets held by the CLA Parties would not be material to the transfer of the operations of the properties to Crème.

CLA Parent continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress with its license applications and preparations to begin operating these schools later in 2019. This process must be undertaken on a state-by-state basis and is expected to be substantially complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA Parent will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the properties. If we are unable to transfer the properties to Crème with in-place operations, we intend to take possession of the properties and transfer them without operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table summarizes our rental revenue (dollars in thousands)

	Three Months Ended March 31,		Increase
	2019	2018
Minimum rent (1)	$140,727	$125,712	$15,015
Percentage rent	1,355	1,259	96
Straight-line rent	2,414	1,874	540
Tenant reimbursements (2)	6,134	3,991	2,143
Other rental revenue	93	88	5
Total Rental Revenue	$150,723	$132,924	$17,799

(1) The increase in minimum rent resulted primarily from $7.1 million of rental revenue related to property acquisitions and developments completed in 2019 and 2018, an increase in revenue of $2.2 million relating to CLA and an increase of $0.7 million in rental revenue on existing properties. In addition, we recognized $5.7 million in lease revenue on our existing operating ground leases in which we are sub-lessor, in connection with our adoption of Topic 842 during the three months ended March 31, 2019. These increases were partially offset by a decrease of $0.7 million from property dispositions.

(2) The increase in tenant reimbursements related primarily to the gross up of tenant reimbursed expenses of $2.2 million recognized during the three months ended March 31, 2019 in accordance with Topic 842.

During the three months ended March 31, 2019, we renewed three lease agreements on approximately 187,005 square feet and funded or agreed to fund an average of $26.20 per square foot in tenant improvements. We experienced an increase of approximately 3.8% in rental rates and paid no leasing commissions with respect to these lease renewals.

Mortgage and other financing income for the three months ended March 31, 2019 was $13.5 million compared to $21.4 million for the three months ended March 31, 2018. The $7.9 million decrease was primarily due to note payoffs that were completed in 2018 as well as the sale of four public charter school properties classified as direct financing leases in 2018. This decrease was partially offset by prepayment fees received during the three months ended March 31, 2019 in connection with the prepayment of the Och-Ziff Real Estate (OZRE) mortgage note totaling $0.9 million.
Our property operating expenses totaled $15.8 million for the three months ended March 31, 2019 compared to $7.6 million for the three months ended March 31, 2018. These property operating expenses arise from the operations of our retail centers and other specialty properties as well as operating ground lease expense. The $8.2 million increase resulted primarily from ground lease expense of $5.9 million from our existing operating ground leases as well as the gross up of tenant reimbursed expenses of $2.2 million recognized during the three months ended March 31, 2019 in accordance with Topic 842.
Costs associated with loan refinancing or payoff for the three months ended March 31, 2018 were $31.9 million and were primarily related to the redemption of the 7.75% Senior Notes due 2020. There were no costs associated with loan refinancing for the three months ended March 31, 2019.
Our net interest expense decreased by $0.5 million to $33.8 million for the three months ended March 31, 2019 from $34.3 million for the three months ended March 31, 2018. This decrease resulted primarily from a decrease in total average borrowings offset by an increase in the weighted average interest rate driven by a lower average outstanding balance on our unsecured revolving credit facility which carries a lower variable rate.

Transaction costs totaled $5.1 million for the three months ended March 31, 2019 compared to $0.6 million for the three months ended March 31, 2018. The increase of $4.5 million was primarily due to pre-opening costs related to the indoor waterpark hotel and adventure park at the Resorts World Catskills project in Sullivan County, New York, which is being operated under a traditional REIT lodging structure.

Depreciation and amortization expense totaled $39.7 million for the three months ended March 31, 2019 compared to $37.7 million for the three months ended March 31, 2018. The $2.0 million increase resulted primarily from acquisitions and developments completed in 2018 and 2019. This increase was partially offset by property dispositions that occurred during 2018 and 2019.

Gain on sale of real estate was $6.3 million for the three months ended March 31, 2019 was related to the exercise of two tenant purchase options on public charter school properties as well as the net gain on sales of one recreation property and four education properties. There was no gain on sale of real estate for the three months ended March 31, 2018.

Income tax benefit was $0.6 million for the three months ended March 31, 2019 compared to income tax expense of $1.0 million for the three months ended March 31, 2018. Approximately $1.0 million of the decrease related to lower deferred taxes due to the treatment of pre-opening costs for the indoor waterpark hotel and adventure park at the Resorts World Catskills project in Sullivan County, New York as well as certain expenses related to our Canadian trust. The remaining approximately $0.6 million decrease related mainly to adjustments associated with tax reform provisions.

Liquidity and Capital Resources

Cash and cash equivalents were $11.1 million at March 31, 2019. In addition, we had restricted cash of $11.2 million at March 31, 2019. Of the restricted cash at March 31, 2019, $8.1 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $3.1 million primarily related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Equity Issuances

At March 31, 2019, we had total debt outstanding of $3.0 billion of which 99% was unsecured.

At March 31, 2019, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 5.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2019, we had an outstanding balance of $70.0 million under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 3.49% at March 31, 2019.

At March 31, 2019, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 3.58% at March 31, 2019. As of March 31, 2019, $300.0 million of this LIBOR-based debt was fixed with interest rate swaps at 2.64% from July 6, 2017 to April 5, 2019. In addition, as of March 31, 2019, we have interest rate swap agreements to fix the interest rate at 3.15% on an additional $50.0 million of this LIBOR-based debt from November 6, 2017 to April 5, 2019 and on $350.0 million of this LIBOR-based debt from April 6, 2019 to February 7, 2022. Subsequent to March 31, 2019, we entered into an interest rate swap agreement to fix the interest rate at 3.35% on the remaining $50.0 million of borrowings under the unsecured term loan facility from April 5, 2019 to February 7, 2022.

At March 31, 2019, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at March 31, 2019.
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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2019.

During the three months ended March 31, 2019, we issued an aggregate of 1,059,656 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $78.6 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $122.4 million and $109.0 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used by investing activities was $127.8 million and $106.9 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities was $9.2 million for the three months ended March 31, 2019 and net cash used by financing activities was $20.8 million for the three months ended March 31, 2018. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2019, we had an aggregate of approximately $83.0 million of commitments to fund development projects including seven entertainment development projects for which we had commitments to fund approximately $23.7 million, five recreation development projects for which we had commitments to fund approximately $38.3 million and five education development projects for which we had commitments to fund approximately $21.0 million, of which approximately $69.4 million of the aggregate funding commitments are expected to be funded in 2019. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of March 31, 2019, we had a commitment to fund approximately $206.9 million, of which $178.8 million had been funded, to complete an indoor waterpark hotel and adventure park at the Resorts World Catskills project in Sullivan County, New York. This project is expected to go into service in the second quarter of 2019. We were also responsible for the construction of the Resorts World Catskills project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which funded a substantial portion of such construction costs. For the years ended December 31, 2016, 2017 and 2018, we received total reimbursements of $74.2 million of construction costs. During the three months ended March 31, 2019, we received an additional reimbursement of $11.5 million. Construction of infrastructure improvements was completed in 2018.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2019, we had three mortgage notes receivable with commitments totaling approximately $2.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

At December 31, 2018, we had $5.3 million in other assets and $16.1 million in other liabilities related to our payment guarantees of two economic development revenue bonds. During the three months ended March 31, 2019, we prepaid in full one of the two economic development revenue bonds totaling $6.2 million and the other liability of the same amount related to our obligation to stand ready to perform under the terms of the guarantee was extinguished. Additionally, during the three months ended March 31, 2019, we exercised our collateral assignment rights under our Guaranty Fee Agreement and assumed the remaining economic development revenue bond totaling $18.6 million with a maturity date of December 22, 2047 and an interest rate of LIBOR plus 150 basis points which was 3.99% at March 31, 2019. We took ownership of and recorded the leasehold interest and improvements for the theatre in Louisiana that secures the bond at fair value which approximated $14.0 million at March 31, 2019. The other asset of $5.3 million and other liability of $9.9 million related to our obligation to stand ready to perform under the terms of the guarantee were extinguished. No gain or loss was recognized on these transactions. At March 31, 2019,we do not have any remaining guarantee assets or liabilities.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2019, we had four surety bonds outstanding totaling $50.7 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt payments due until 2022. Our sources of liquidity as of March 31, 2019 to pay the 2019 commitments described above include the amount available under our unsecured revolving credit facility of $930.0 million at March 31, 2019, as well as unrestricted cash on hand of $11.1 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2019.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.7x as of March 31, 2019 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. At March 31, 2019, our net debt to adjusted EBITDA ratio was slightly in excess of our normal range due to a $79.3 million acquisition of four theatre properties that occurred on March 29, 2019 as well as anticipated disposition proceeds of approximately $190.0 million expected to be received in the second quarter of 2019 related to one of our mortgage notes secured by three attraction properties. It is anticipated that the June 30, 2019 net debt to adjusted EBITDA ratio will revert to the normal expected range.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 42% as of March 31, 2019. Our net debt as a percentage of our total market capitalization at March 31, 2019 was 33%. We calculate our total market capitalization of $9.2 billion by aggregating the following at March 31, 2019:

•	Common shares outstanding of 75,483,279 multiplied by the last reported sales price of our common shares on the NYSE of $76.90 per share, or $5.8 billion;

•	Aggregate liquidation value of our Series C cumulative convertible preferred shares of $134.9 million;

•	Aggregate liquidation value of our Series E cumulative convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $3.1 billion.

Non-GAAP Financial Measures

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from disposition of real estate and impairment losses on real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, severance expense, litigation settlement expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing leases (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2019 and 2018 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2019	2018
FFO:
Net income available to common shareholders of EPR Properties	$59,315	$23,502
Gain on sale of real estate	(6,328)	—
Real estate depreciation and amortization	39,514	37,464
Allocated share of joint venture depreciation	555	58
FFO available to common shareholders of EPR Properties	$93,056	$61,024

FFO available to common shareholders of EPR Properties	$93,056	$61,024
Add: Preferred dividends for Series C preferred shares	1,939	—
Add: Preferred dividends for Series E preferred shares	1,939	—
Diluted FFO available to common shareholders of EPR Properties	$96,934	$61,024
FFOAA:
FFO available to common shareholders of EPR Properties	$93,056	$61,024
Costs associated with loan refinancing or payoff	—	31,943
Transaction costs	5,123	609
Termination fee included in gain on sale	5,001	—
Deferred income tax (benefit) expense	(609)	428
FFOAA available to common shareholders of EPR Properties	$102,571	$94,004
FFOAA available to common shareholders of EPR Properties	$102,571	$94,004
Add: Preferred dividends for Series C preferred shares	1,939	1,940
Add: Preferred dividends for Series E preferred shares	1,939	1,939
Diluted FFOAA available to common shareholders of EPR Properties	$106,449	$97,883
AFFO:
FFOAA available to common shareholders of EPR Properties	$102,571	$94,004
Non-real estate depreciation and amortization	229	220
Deferred financing fees amortization	1,502	1,398
Share-based compensation expense to management and Trustees	3,280	3,791
Amortization of above and below market leases, net and tenant allowances	(59)	(417)
Maintenance capital expenditures (1)	(297)	(698)
Straight-lined rental revenue	(2,414)	(1,874)
Non-cash portion of mortgage and other financing income	(1,014)	(656)
AFFO available to common shareholders of EPR Properties	$103,798	$95,768

FFO per common share:
Basic	$1.25	$0.82
Diluted	1.23	0.82
FFOAA per common share:
Basic	$1.37	$1.27
Diluted	1.36	1.26
Shares used for computation (in thousands):
Basic	74,679	74,146
Diluted	74,725	74,180

Weighted average shares outstanding-diluted EPS	74,725	74,180
Effect of dilutive Series C preferred shares	2,145	2,098
Adjusted weighted average shares outstanding-diluted Series C	76,870	76,278
Effect of dilutive Series E preferred shares	1,622	1,598
Adjusted weighted average shares outstanding-diluted Series C and Series E	78,492	77,876

Other financial information:
Dividends per common share	$1.125	$1.080

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three months ended March 31, 2019. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO per share and diluted FFOAA per share for the three months ended March 31, 2019.

The effect of the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted FFO per share data for the three months ended March 31, 2018. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative preferred shares would be dilutive to FFOAA per share for the three months ended March 31, 2018. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFOAA per share for the three months ended March 31, 2018.

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

EBITDAre

NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income, computed in accordance with GAAP, excluding interest expense (net), income tax expense (benefit), depreciation and amortization, gains and losses from disposition of real estate, impairment losses on real estate, costs (gain) associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	March 31,
	2019	2018
Net Debt:
Debt	$3,045,742	$3,131,437
Deferred financing costs, net	32,838	28,558
Cash and cash equivalents	(11,116)	(24,514)
Net Debt	$3,067,464	$3,135,481

	Three Months Ended March 31,
	2019	2018
EBITDAre and Adjusted EBITDA:
Net income	$65,349	$29,538
Interest expense, net	33,826	34,337
Income tax (benefit) expense	(605)	1,020
Depreciation and amortization	39,743	37,684
Gain on sale of real estate	(6,328)	—
Costs associated with loan refinancing or payoff	—	31,943
Equity in income from joint ventures	(489)	(51)
EBITDAre (for the quarter)	$131,496	$134,471

Transaction costs	5,123	609
Prepayment fees	(900)	—
Adjusted EBITDA (for the quarter)	$135,719	$135,080

Adjusted EBITDA (1)	$542,876	$540,320

Net Debt/Adjusted EBITDA Ratio	5.7	5.8

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

	March 31, 2019	December 31, 2018
Total Investments:
Rental properties, net of accumulated depreciation	$5,072,298	$5,024,057
Add back accumulated depreciation on rental properties	920,409	883,174
Land held for development	28,080	34,177
Property under development	315,237	287,546
Mortgage notes and related accrued interest receivable	527,627	517,467
Investment in direct financing leases, net	20,616	20,558
Investment in joint ventures	35,188	34,486
Intangible assets, gross(1)	51,414	51,414
Notes receivable and related accrued interest receivable, net(1)	5,516	5,445
Total investments	$6,976,385	$6,858,324

Total investments	$6,976,385	$6,858,324
Cash and cash equivalents	11,116	5,872
Restricted cash	11,166	12,635
Operating lease right-of-use assets	211,299	—
Account receivable	111,146	98,369
Less: accumulated depreciation on rental properties	(920,409)	(883,174)
Less: accumulated amortization on intangible assets	(9,927)	(8,923)
Prepaid expenses and other current assets	40,455	48,287
Total assets	$6,431,231	$6,131,390

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	March 31, 2019	December 31, 2018
Intangible assets, gross	$51,414	$51,414
Less: accumulated amortization on intangible assets	(9,927)	(8,923)
Notes receivable and related accrued interest receivable, net	5,516	5,445
Prepaid expenses and other current assets	40,455	48,287
Total other assets	$87,458	$96,223

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2019, we had a $1.0 billion unsecured revolving credit facility with a $70.0 million outstanding balance and $43.6 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR but which has subsequently been fixed through interest rate swap agreements as discussed above under "Liquidity and Capital Resources."

As of March 31, 2019, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. At March 31, 2019, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $61.2 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

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

In order to also hedge our net investment on the four Canadian properties, we entered into two fixed-to-fixed cross-currency swaps, with a fixed notional value of $200.0 million CAD. These investments became effective on July 1, 2018, mature on July 1, 2023 and are designated as net investment hedges of our Canadian net investments. The net effect of this hedge is to lock in an exchange rate of $1.32 CAD per U.S. dollar on $200.0 million CAD of our foreign net investments. The cross-currency swaps also have a monthly settlement feature locked in at an exchange rate of $1.32 CAD per USD on $4.5 million of CAD annual cash flows, the net effect of which is an excluded component from the effectiveness testing of this hedge.

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

Item 4. Controls and Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Early Childhood Education Tenant
On December 18, 2017, ten subsidiaries (the "CLA Debtors") of Children's Learning Adventure USA, LLC ("CLA" or "CLA Parent") filed separate voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Arizona ("Court") (Jointly Administered under Case No. 2:17-bk-14851-BMW). The CLA Debtors in those cases consist of CLA Properties SPE, LLC, CLA Maple Grove, LLC, CLA Carmel, LLC, CLA West Chester, LLC, CLA One Loudoun, LLC, LLC, CLA Fishers, LLC, CLA Chanhassen, LLC, CLA Ellisville, LLC, CLA Farm, LLC, and CLA Westerville, LLC. CLA Parent has not filed a petition for bankruptcy. The CLA Debtors include each of the Company's direct or indirect tenants on 24 out of the Company's 25 CLA properties, including 21 operating properties, two partially completed properties and one unimproved land parcel. The only CLA tenant unaffected by the bankruptcy is CLA King of Prussia, LLC, which is the CLA tenant entity for an unimproved land parcel located in Tredyffrin, Pennsylvania. This property was one of the two properties sold in February 2019 as further discussed below. It is the Company's understanding that the CLA Debtors filed bankruptcy petitions to stay the termination of the remaining CLA leases and delay the eviction process.

On January 8, 2018, the Company filed with the Court (i) motions seeking rent for the post-petition period beginning on December 18, 2017, and (ii) motions seeking relief from the automatic stay seeking the right to terminate the remaining leases and evict the CLA Debtors from the properties. On March 14, 2018, CLA Parent, the CLA Debtors and certain other CLA subsidiaries (collectively, the "CLA Parties") and the Company entered into a Stipulation providing that (a) the CLA Parties would pay rent for the months of March through July 2018 for an aggregate total of $4.3 million, (b) resolution of restructuring of the leases between the Company and the CLA Parties would be concluded no later than July 31, 2018 (the "Forbearance Period"), (c) relief from stay would be granted with respect to the Company’s properties as needed to implement the Stipulation, (d) the parties would not commence or prosecute litigation against any other party during the Forbearance Period, and (e) the deadline for any motion by the CLA Debtors to assume or reject the leases under the U.S. Bankruptcy Code would be extended to July 31, 2018. On May 7, 2018, the Court entered an order approving the Stipulation. The CLA Parties made all of the rent payments required by the Stipulation.

The CLA Debtors did not assume the leases by July 31, 2018, and the Company entered into a new lease agreement with CLA Parent related to the 21 operating properties which replaced the prior lease arrangements and continued on a month-to-month basis. The lease agreement provided for a monthly rent of $1.0 million plus approximately $170 thousand for pro-rata property taxes. The CLA Parties relinquished control of four properties that were still under development as the Company no longer intended to develop these properties. Two of these properties were sold in February 2019.

In February 2019, the CLA Parties and the Company entered into agreements (collectively, the "PSA") providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby the Company could nominate a third party operator to take an assignment and transfer of such assets from the CLA Parties and receive certain beneficial rights under various related ancillary agreements. Consideration provided by the Company for the asset transfers would include the release of past due rent obligations, previously fully reserved by the Company, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of the Company's schools. The transfers of such assets were expected to close between May 1, 2019 and March 31, 2020 as closing conditions for each transfer are satisfied. The CLA Parties agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and agreed to continue leasing and operating each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to the Company’s replacement tenant or surrender of the property.

Additionally, in February 2019, the Company entered into new leases of all 21 operating CLA properties with Crème de la Crème ("Crème"), a national early childhood education operator. These leases are contingent upon the Company delivering possession of the properties and include different financial terms based on whether or not the CLA Parties deliver Crème the assets associated with the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, Crème and the Company each have early termination rights based on school level economic performance.

On February 27, 2019, CLA filed a motion with the Court seeking authorization of the sale of assets as required by the PSA. A condition to the parties’ obligations under the PSA was the Court’s approval of the motion. The Court held a hearing regarding such approval on April 10, 2019. At the hearing, the Court did not rule on the motion based upon objections from another landlord of CLA. To mitigate the risk that CLA Parent would file for bankruptcy protection and delay our transfer of the properties to Crème, the Company terminated the PSA on April 11, 2019. However, the lease of the properties to CLA Parent was not terminated and is expected to continue while each property is operated by it.

The Company has informed CLA Parent and the other landlord that it is willing to consider an overall agreement regarding the transfer of properties to Crème if CLA Parent and the other landlord can agree to cooperate. The Company understands that CLA Parent and the other landlord have not resolved those issues. However, the Company and CLA Parent have discussed a process that would provide for the continuation of the lease to CLA Parent and the transfer of the properties one at a time to Crème as it receives the necessary licenses and permits for each property. The terms for such transfers would be similar to those contained in the PSA, except that the CLA Debtors would not be involved.

The Company has determined that the exclusion of any assets held by the CLA Debtors would not be material to the transfer of the operations of the properties to Crème.

CLA Parent continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress with its license applications and preparations to begin operating these schools later in 2019. This process must be undertaken on a state-by-state basis and is expected to be substantially complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA Parent will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the properties. If the Company is unable to transfer the properties to Crème with in-place operations, the Company intends to take possession of the properties and transfer them without operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2019 common stock	153,654	(1)	$65.63	—	$—
February 1 through February 28, 2019 common stock	889	(1)	73.74	—	—
March 1 through March 31, 2019 common stock	4,663	(2)	76.47	—	—

Total	159,206		$65.99	—	$—

(1) The repurchases of equity securities during January and February of 2019 were completed in conjunction with the vesting of employee nonvested shares as well as employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

(2) The repurchases of equity securities during March of 2019 were completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2019.

Item 6. Exhibits

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

EPR Properties

Dated:	April 30, 2019	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2019	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)