Form 10-Q
period 2019-06-30
EPR PROPERTIES
filed 2019-08-01
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-13561

EPR PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland		43-1790877
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

909 Walnut Street,	Suite 200
Kansas City,	Missouri	64106
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(816)	472-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common shares, par value $0.01 per share	EPR	New York Stock Exchange

5.75% Series C cumulative convertible preferred shares, par value $0.01 per share	EPR PrC	New York Stock Exchange

9.00% Series E cumulative convertible preferred shares, par value $0.01 per share	EPR PrE	New York Stock Exchange

5.75% Series G cumulative redeemable preferred shares, par value $0.01 per share	EPR PrG	New York Stock Exchange

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

At July 31, 2019, there were 77,556,691 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $954,806 and $883,174 at June 30, 2019 and December 31, 2018, respectively	$5,598,246	$5,024,057
Land held for development	28,080	34,177
Property under development	80,695	287,546
Operating lease right-of-use assets	220,758	—
Mortgage notes and related accrued interest receivable	550,131	517,467
Investment in direct financing leases, net	20,675	20,558
Investment in joint ventures	35,658	34,486
Cash and cash equivalents	6,927	5,872
Restricted cash	5,010	12,635
Accounts receivable	108,433	98,369
Other assets	92,042	96,223
Total assets	$6,746,655	$6,131,390
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$126,015	$168,463
Operating lease liabilities	245,372	—
Common dividends payable	29,084	26,765
Preferred dividends payable	6,034	6,034
Unearned rents and interest	78,629	79,051
Debt	3,216,623	2,986,054
Total liabilities	3,701,757	3,266,367
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 80,677,733 and 77,226,443 shares issued at June 30, 2019 and December 31, 2018, respectively	807	772
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at June 30, 2019 and December 31, 2018; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at June 30, 2019 and December 31, 2018; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at June 30, 2019 and December 31, 2018; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,758,225	3,504,494
Treasury shares at cost: 3,121,730 and 2,878,587 common shares at June 30, 2019 and December 31, 2018, respectively	(147,143)	(130,728)
Accumulated other comprehensive income	5,174	12,085
Distributions in excess of net income	(572,313)	(521,748)
Total equity	$3,044,898	$2,865,023
Total liabilities and equity	$6,746,655	$6,131,390
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenue	$157,330	$137,019	$308,053	$269,943
Other income	5,726	646	6,070	1,276
Mortgage and other financing income	12,642	65,202	26,117	86,616
Total revenue	175,698	202,867	340,240	357,835
Property operating expense	14,771	7,334	30,564	14,898
Other expense	8,091	—	8,091	—
General and administrative expense	12,230	12,976	24,360	25,300
Litigation settlement expense	—	2,090	—	2,090
Costs associated with loan refinancing or payoff	—	15	—	31,958
Interest expense, net	36,278	34,079	70,104	68,416
Transaction costs	6,923	405	12,046	1,014
Impairment charges	—	16,548	—	16,548
Depreciation and amortization	42,355	37,582	82,098	75,266
Income before equity in income (loss) from joint ventures and other items	55,050	91,838	112,977	122,345
Equity in income (loss) from joint ventures	470	(88)	959	(37)
Gain on sale of real estate	9,774	473	16,102	473
Income before income taxes	65,294	92,223	130,038	122,781
Income tax benefit (expense)	1,300	(642)	1,905	(1,662)
Net income	66,594	91,581	131,943	121,119
Preferred dividend requirements	(6,034)	(6,036)	(12,068)	(12,072)
Net income available to common shareholders of EPR Properties	$60,560	$85,545	$119,875	$109,047
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Net income available to common shareholders	$0.80	$1.15	$1.59	$1.47
Diluted earnings per share data:
Net income available to common shareholders	$0.79	$1.15	$1.59	$1.47
Shares used for computation (in thousands):
Basic	76,164	74,329	75,426	74,238
Diluted	76,199	74,365	75,467	74,273

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$66,594	$91,581	$131,943	$121,119
Other comprehensive income (loss):
Foreign currency translation adjustment	3,972	(4,068)	7,782	(9,468)
Change in net unrealized (loss) gain on derivatives	(7,195)	5,084	(14,693)	14,482
Comprehensive income	$63,371	$92,597	$125,032	$126,133
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
(continued from previous page)	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Issuance of nonvested shares, net	295,202	3	—	—	3,971	—	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,116)	—	—	(7,116)
Share-based compensation expense	—	—	—	—	3,791	—	—	—	3,791
Foreign currency translation adjustment	—	—	—	—	—	—	(5,400)	—	(5,400)
Change in unrealized gain on derivatives	—	—	—	—	—	—	9,398	—	9,398
Net income	—	—	—	—	—	—	—	29,538	29,538
Issuances of common shares	6,601	—	—	—	382	—	—	—	382
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Dividends to common shareholders ($1.08 per share)	—	—	—	—	—	—	—	(80,263)	(80,263)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,940)	(1,940)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2018	77,161,235	$772	14,846,431	$148	$3,487,130	$(128,707)	$16,481	$(500,230)	$2,875,594

Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Purchase of common shares for vesting	—	—	—	—	—	(39)	—	—	(39)
Share-based compensation expense	—	—	—	—	3,818	—	—	—	3,818
Foreign currency translation adjustment	—	—	—	—	—	—	(4,068)	—	(4,068)
Change in unrealized gain on derivatives	—	—	—	—	—	—	5,084	—	5,084
Net income	—	—	—	—	—	—	—	91,581	91,581
Issuances of common shares	5,272	—	—	—	311	—	—	—	311
Stock option exercises, net	5,742	—	—	—	302	(302)	—	—	—
Dividends to common shareholders ($1.08 per share)	—	—	—	—	—	—	—	(80,278)	(80,278)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,940)	(1,940)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2018	77,195,820	$772	14,846,431	$148	$3,491,561	$(129,048)	$17,497	$(494,962)	$2,885,968
Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	1,156	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	197,755	2	—	—	4,831	(403)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,499)	—	—	(9,499)
Share-based compensation expense	—	—	—	—	3,280	—	—	—	3,280
Foreign currency translation adjustment	—	—	—	—	—	—	3,810	—	3,810
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,498)	—	(7,498)
Net income	—	—	—	—	—	—	—	65,349	65,349
Issuances of common shares	1,064,600	11	—	—	78,982	—	—	—	78,993
Stock option exercises, net	111,815	1	—	—	5,543	(6,276)	—	—	(732)
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(84,343)	(84,343)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2019	78,601,769	$786	14,841,431	$148	$3,597,130	$(146,906)	$8,397	$(546,776)	$2,912,779

Restricted share units issued to Trustees	26,236	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	11,000	—	—	—	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	3,283	—	—	—	3,283
Foreign currency translation adjustment	—	—	—	—	—	—	3,972	—	3,972
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,195)	—	(7,195)
Net income	—	—	—	—	—	—	—	66,594	66,594
Issuances of common shares	2,033,530	21	—	—	157,575	—	—	—	157,596
Stock option exercises, net	5,198	—	—	—	142	(142)	—	—	—
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(86,097)	(86,097)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2019	80,677,733	$807	14,841,431	$148	$3,758,225	$(147,143)	$5,174	$(572,313)	$3,044,898

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$131,943	$121,119
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	16,548
Gain on sale of real estate	(16,102)	(473)
Deferred income tax (benefit) expense	(2,284)	663
Costs associated with loan refinancing or payoff	—	31,958
Equity in (income) loss from joint ventures	(959)	37
Distributions from joint ventures	112	567
Depreciation and amortization	82,098	75,266
Amortization of deferred financing costs	3,019	2,837
Amortization of above/below market leases and tenant allowances, net	(117)	(472)
Share-based compensation expense to management and Trustees	6,563	7,608
Change in assets and liabilities:
Operating lease assets and liabilities	(290)	—
Mortgage notes accrued interest receivable	(1,544)	(374)
Accounts receivable	12,435	(5,625)
Direct financing leases receivable	(117)	(401)
Other assets	(5,434)	(3,989)
Accounts payable and accrued liabilities	50	(6,758)
Unearned rents and interest	383	11,237
Net cash provided by operating activities	209,756	249,748
Investing activities:
Acquisition of and investments in real estate and other assets	(418,114)	(84,306)
Proceeds from sale of real estate	95,958	6,195
Investment in unconsolidated joint ventures	(325)	—
Investment in mortgage notes receivable	(33,074)	(21,079)
Proceeds from mortgage notes receivable paydowns	1,954	196,038
Investment in promissory notes receivable	(9,068)	(7,739)
Proceeds from promissory note receivable paydown	3,574	7,500
Additions to properties under development	(102,101)	(135,605)
Net cash used by investing activities	(461,196)	(38,996)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	422,000	840,000
Principal payments on debt	(218,150)	(881,684)
Deferred financing fees paid	(276)	(8,557)
Costs associated with loan refinancing or payoff (cash portion)	—	(28,650)
Net proceeds from issuance of common shares	231,407	530
Impact of stock option exercises, net	(732)	—
Purchase of common shares for treasury for vesting	(9,499)	(7,156)
Dividends paid to shareholders	(179,989)	(169,831)
Net cash provided (used) by financing activities	244,761	(255,348)
Effect of exchange rate changes on cash	109	(90)
Net change in cash and cash equivalents and restricted cash	(6,570)	(44,686)
Cash and cash equivalents and restricted cash at beginning of the period	18,507	58,986
Cash and cash equivalents and restricted cash at end of the period	$11,937	$14,300
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2019	2018
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$5,872	$41,917
Restricted cash at beginning of the period	12,635	17,069
Cash and cash equivalents and restricted cash at beginning of the period	$18,507	$58,986

Cash and cash equivalents at end of the period	$6,927	$3,017
Restricted cash at end of the period	5,010	11,283
Cash and cash equivalents and restricted cash at end of the period	$11,937	$14,300

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$282,275	$110,742
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$17,590	$18,252
Conversion or reclassification of mortgage notes receivable to real estate investments	$—	$155,185
Operating lease right-of-use assets	$227,355	$—
Operating lease liabilities	$251,934	$—
Sub-lessor straight-line rent receivable	$24,454	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$14,000	$—
Assumption of debt	$18,585	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$70,954	$75,386
Cash paid during the period for income taxes	$1,066	$1,105
Interest cost capitalized	$4,667	$4,538
Change in accrued capital expenditures	$8,854	$(3,394)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Real Estate Investments
Real estate investments are carried at cost less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 to 40 years for buildings, three to 25 years for furniture, fixtures and equipment and 10 to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the lease term or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $32.0 million and $33.9 million as of June 30, 2019 and December 31, 2018, respectively, are shown as a reduction of debt. The deferred financing costs of $4.3 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively, related to the unsecured revolving credit facility are included in other assets.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenues if collectibility of these future rents is not probable. For the six months ended June 30, 2019 and 2018, the Company recognized $5.6 million and $3.9 million, respectively, of straight-line rental revenue, net of write-offs of $1.4 million for the six months ended June 30, 2019. There were no straight-line write-offs recognized during the six months ended June 30, 2018. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements.

A substantial portion of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the six months ended June 30, 2019, the Company recognized $4.3 million in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment retail centers, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. As such, certain reclassifications have been made to the 2018 presentation to conform to the 2019 presentation to combine tenant reimbursements with rental revenue. For both the six months ended June 30, 2019 and 2018, the Company recognized $7.7 million of tenant reimbursements that related to the operations of its entertainment retail centers.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $5.5 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.

The Company regularly evaluates the collectibility of its receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. The Company suspends revenue recognition when the collectibility of lease receivables or future lease payments are no longer probable and records a direct write-off of the receivable to rental revenue. For the six months ended June 30, 2019, the Company recognized $0.3 million in reductions to rental income related to the write-off of tenant receivables. Certain reclassifications have been made to the 2018 presentation to conform to the 2019 presentation related to the Company's former presentation of the allowance for doubtful accounts.

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

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. There was no participating interest income for the six months ended June 30, 2019 and 2018. In addition, for the six months ended June 30, 2019 and 2018, mortgage and other financing income included $0.9 million and $47.3 million, respectively, in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (30%) of the megaplex theatre properties held by the Company at June 30, 2019. For the six months ended June 30, 2019 and 2018, approximately $61.4 million or 18.0% and $57.4 million or 16.0%, respectively, of the Company's total revenues were derived from rental payments by AMC.

Topgolf USA (Topgolf) was the lessee of a substantial portion (42%) of the recreation properties held by the Company at June 30, 2019. For the six months ended June 30, 2019 and 2018, approximately $37.7 million or 11.1% and $30.4 million or 8.5%, respectively, of the Company's total revenues were derived from rental payments by Topgolf.

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

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $6.6 million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $5 thousand and $147 thousand for the six months ended June 30, 2019 and 2018, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $5.6 million and $6.9 million for the six months ended June 30, 2019 and 2018, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $851 thousand and $570 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. The amendments in ASU No. 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of financial assets and eliminates the incurred losses methodology under current U.S. GAAP. In addition, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which also amends ASC Topic 326, Financial Instruments - Credit Losses. The ASU states that operating lease receivables are not in the scope of Subtopic 326-20. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The ASU changes how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses.

ASU No. 2016-13, ASU No. 2018-19 and ASU No. 2019-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company expects to adopt the new standard on its effective date. While the Company has not completed the assessment of this standard and the impact on its consolidated financial statements, it is expected that the adoption will impact the Company's investment in direct financing leases as well as its mortgage notes and notes receivable. It is anticipated that the adoption of the new standard will result in higher provisions for potential loan losses as well as the recognition of such provisions earlier in the life of the receivable. The Company's assessment of the estimated amount of such provision remains in process. The Company does not currently have any loan loss reserves on its consolidated financial statements. The Company will continue its implementation work in 2019 including enhancements to the Company's internal control framework, accounting systems and related documentation surrounding its credit loss process and the preparation of any additional disclosures that will be required.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Buildings and improvements	$5,068,006	$4,593,159
Furniture, fixtures & equipment	124,200	97,463
Land	1,334,805	1,190,568
Leasehold interests	26,041	26,041
	6,553,052	5,907,231
Accumulated depreciation	(954,806)	(883,174)
Total	$5,598,246	$5,024,057
Depreciation expense on real estate investments was $79.2 million and $72.9 million for the six months ended June 30, 2019 and 2018, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2019 totaled $566.5 million and included investments in each of its operating segments.

Entertainment investment spending during the six months ended June 30, 2019 totaled $429.5 million, including spending on the acquisition of 24 megaplex theatres totaling $377.8 million, and build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and other entertainment properties.

Recreation investment spending during the six months ended June 30, 2019 totaled $101.0 million, including spending on the acquisition of two attractions totaling $24.0 million, and build-to-suit development of golf entertainment complexes and attractions.

Education investment spending during the six months ended June 30, 2019 totaled $35.8 million, including spending on the acquisition of one early education center for $2.6 million, and build-to-suit development and redevelopment of public charter schools, early education centers and private schools.

Other investment spending during the six months ended June 30, 2019 totaled $0.2 million and was related to the Resorts World Catskills project in Sullivan County, New York.

During the six months ended June 30, 2019, the Company completed the construction of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. The indoor waterpark resort is being operated under a traditional REIT lodging structure and facilitated by a management agreement with an eligible independent contractor. The related operating revenue and expense are included in other income and other expense in the accompanying consolidated statements of income for the six months ended June 30, 2019. Additionally, during the year ended December 31, 2018, the Company completed the construction of the Resorts World Catskills common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which funded a substantial portion of such construction costs. For the years ended December 31, 2016, 2017 and 2018, the Company received total reimbursements of $74.2 million of construction costs. During the six months ended June 30, 2019, the Company received an additional reimbursement of $11.5 million.

Property Dispositions
During the six months ended June 30, 2019, pursuant to tenant purchase options, the Company completed the sale of six public charter schools for net proceeds totaling $70.0 million and recognized a combined gain on sale of $13.6 million.

During the six months ended June 30, 2019, the Company also completed the sale of one recreation property, five additional education properties and a land parcel for net proceeds totaling $25.9 million and recognized a combined gain on sale of $2.5 million.

5. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Receivable from tenants	$6,601	$12,158
Receivable from non-tenants	6,383	1,379
Receivable from Sullivan County Infrastructure Revenue Bonds	—	11,500
Straight-line rent receivable (1)	95,449	73,332
Total	$108,433	$98,369

(1) At June 30, 2019, includes $24.8 million in sub-lessor straight-line rent receivables. Sub-lessor straight-line receivables relate to the Company's operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these leases. See Note 16 for information related to the Company's leases.

6. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s leases of two public charter school properties as of June 30, 2019 and December 31, 2018, with affiliates of Imagine Schools, Inc. (Imagine). As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification, therefore these lease arrangements continue to be classified as direct financing leases. Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Total minimum lease payments receivable	$35,230	$36,352
Estimated unguaranteed residual value of leased assets	16,509	16,509
Less deferred income (1)	(31,064)	(32,303)
Investment in direct financing leases, net	$20,675	$20,558

(1) Deferred income is net of $0.3 million of initial direct costs at June 30, 2019 and December 31, 2018.

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

The Company’s direct financing leases have expiration dates ranging from approximately 12 to 13 years. Future minimum rentals receivable on these direct financing leases at June 30, 2019 are as follows (in thousands):

Amount
Year:
2019	$1,143
2020	2,333
2021	2,403
2022	2,475
2023	2,550
Thereafter	24,326
Total	$35,230

7. Capital Markets

On June 3, 2019, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depositary shares, warrants, and units. The Company may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Additionally, on June 3, 2019, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) which permits the issuance of up to 15,000,000 common shares.

During the six months ended June 30, 2019, the Company issued an aggregate of 3,098,130 common shares under its DSPP for net proceeds of $236.6 million.

8. Unconsolidated Real Estate Joint Ventures

As of June 30, 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom and its affiliates, own the remaining 35% interest in the joint venture. There are two separate joint ventures, one that holds the investment in the real estate of the recreation anchored lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of June 30, 2019 and December 31, 2018, the Company had invested $30.9 million and $29.5 million, respectively, in these joint ventures.

As of June 30, 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. See Note 9 for further discussion on these VIEs.

The joint venture that holds the real property partially financed the purchase of the lodging properties with a short-term secured mortgage loan of $60.0 million with a maturity date of June 21, 2019. On March 28, 2019, the joint venture prepaid in full this mortgage loan and entered into a new secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of June 30, 2019, the joint venture had $61.2 million outstanding and total availability of $23.8 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of its pro-rata share of approximately $14.6 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. Additionally, on March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized income of $1.1 million and received no distributions during the six months ended June 30, 2019 related to the equity investments in these joint ventures. No income or loss was recognized during the six months ended June 30, 2018 related to the equity investment in these joint ventures.

In addition, as of June 30, 2019 and December 31, 2018, the Company had invested $4.7 million and $4.9 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized a loss of $106 thousand and $37 thousand and received distributions of $112 thousand and $567 thousand from its investment in these joint ventures for the six months ended June 30, 2019 and 2018, respectively.

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

Consolidated VIEs
As of June 30, 2019, the Company does not have any investments in consolidated VIEs.

Unconsolidated VIE
At June 30, 2019, the Company had $193.9 million of recorded investments in mortgage notes receivable which were considered variable interests in unconsolidated VIEs. These mortgage notes receivable were secured by three waterparks and adjacent land and one public charter school. The Company's maximum exposure to loss associated with these VIEs is limited to the Company's outstanding mortgage notes and related accrued interest receivable of $193.9 million. Subsequent to June 30, 2019, the Company received repayment in full from SVVI, LLC (Schlitterbahn Group) on three of these mortgage notes receivable with a balance totaling $189.7 million at June 30, 2019 and that were secured by three waterparks and adjacent land.

In addition, at June 30, 2019, the Company had $30.9 million of recorded investments in unconsolidated VIEs through joint ventures that own two recreation anchored lodging properties. The Company accounts for these investments in joint ventures under the equity method of accounting. The Company's maximum exposure to loss at June 30, 2019, is its investment in the joint ventures of $30.9 million as well as the Company's guarantee of its pro-rata share of the estimated costs to complete renovations of approximately $14.6 million. See Note 8 for further discussion related to the Company's unconsolidated real estate joint ventures.

While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to master netting arrangements and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $4.7 million recorded in "Accounts payable and accrued liabilities" in the consolidated balance sheet at June 30, 2019. The Company had no derivative liabilities in the consolidated balance sheet at December 31, 2018. The Company had derivative assets of $0.6 million and $10.6 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively. The Company has not posted or received collateral with its derivative counterparties as of June 30, 2019 or December 31, 2018. See Note 11 for disclosures relating to the fair value of the derivative instruments as of June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, the Company had three interest rate swap agreements to fix the interest rate at 3.15% on $350.0 million of borrowings under its unsecured term loan facility from April 5, 2019 to February 7, 2022. Additionally, during the quarter ended June 30, 2019, the Company entered into an interest rate swap agreement to fix the interest rate at 3.35% on the remaining $50.0 million of borrowings under its unsecured term loan facility from April 5, 2019 to February 7, 2022.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2019, the Company estimates that during the twelve months ending June 30, 2020, $0.9 million will be reclassified from AOCI to interest expense.

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

As of June 30, 2019, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of June 30, 2019, the Company estimates that during the twelve months ending June 30, 2020, $0.4 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments.

As of June 30, 2019, the Company had two fixed-to-fixed cross-currency swaps with a total notional value of $200.0 million CAD. These instruments became effective on July 1, 2018, mature on July 1, 2023 and are designated as net investment hedges on its Canadian net investments. The net effect of this hedge is to lock in an exchange rate of $1.32 CAD per USD on $200.0 million CAD of the Company's foreign net investments. The cross-currency swaps also have a monthly settlement feature locked in at an exchange rate of $1.32 CAD per USD on $4.5 million of CAD annual cash flows, the net effect of which is an excluded component from the effectiveness testing of this hedge.

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2019 and 2018.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2019 and 2018 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2019	2018	2019	2018
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(5,413)	$2,115	$(7,852)	$6,893
Amount of Income Reclassified from AOCI into Earnings (1)	403	275	1,178	262
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(165)	447	(476)	1,062
Amount of Income Reclassified from AOCI into Earnings (2)	157	621	291	1,175

Net Investment Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(1,057)	(591)	(4,896)	(591)
Amount of Income Recognized in Earnings (2) (3)	146	—	284	—
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	—	4,009	—	8,555
Amount of Expense Reclassified from AOCI into Earnings (2)	—	—	—	—

Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(6,635)	$5,980	$(13,224)	$15,919
Amount of Income Reclassified from AOCI into Earnings	560	896	1,469	1,437
Amount of Income Recognized in Earnings	146	—	284	—

Interest expense, net in accompanying consolidated statements of income	$36,278	$34,079	$70,104	$68,416
Other income in accompanying consolidated statements of income	$5,726	$646	$6,070	$1,276

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

(3)	Amounts represent derivative gains excluded from the effectiveness testing.

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its obligations for borrowed money or credit in an amount exceeding $50.0 million and such default is not waived or cured within a specified period of time, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of June 30, 2019, the fair value of the Company's derivatives in a liability position related to these agreements was $4.7 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset of $4.3 million. As of June 30, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2019 and December 31, 2018 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Balance at end of period
June 30, 2019
Cross-Currency Swaps*	$—	$614	$—	$614
Interest Rate Swap Agreements**	$—	$(4,686)	$—	$(4,686)
December 31, 2018
Cross-Currency Swaps*	$—	$6,278	$—	$6,278
Interest Rate Swap Agreements*	$—	$4,344	$—	$4,344
*Included in "Other assets" in the accompanying consolidated balance sheets.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2019 and December 31, 2018:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2019, the Company had a carrying value of $550.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.68%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.61%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $581.5 million with an estimated weighted average market rate of 8.63% at June 30, 2019.

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

Investment in direct financing leases, net:
At June 30, 2019 and December 31, 2018, the Company had an investment in direct financing leases with a carrying value of $20.7 million and $20.6 million, respectively, and a weighted average effective interest rate of 12.04% for both periods. At June 30, 2019 and December 31, 2018, the investment in direct financing leases bears interest at effective rates of 11.93% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at June 30, 2019 and December 31, 2018.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2019, the Company had a carrying value of $683.6 million in variable rate debt outstanding with a weighted average interest rate of approximately 3.25%. The carrying value of the variable rate debt outstanding approximated the fair value at June 30, 2019.

At December 31, 2018, the Company had a carrying value of $455.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.84%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2018.

At June 30, 2019 and December 31, 2018, $400.0 million and $350.0 million, respectively, of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate through February 7, 2022 by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At June 30, 2019, the Company had a carrying value of $2.57 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.86%. Discounting the future cash flows for fixed rate debt using June 30, 2019 market rates of 3.14% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.70 billion with an estimated weighted average market rate of 3.76% at June 30, 2019.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2019 and 2018 (amounts in thousands except per share information):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$66,594			$131,943
Less: preferred dividend requirements	(6,034)			(12,068)
Net income available to common shareholders	$60,560	76,164	$0.80	$119,875	75,426	$1.59
Diluted EPS:
Net income available to common shareholders	$60,560	76,164		$119,875	75,426
Effect of dilutive securities:
Share options	—	35		—	41
Net income available to common shareholders	$60,560	76,199	$0.79	$119,875	75,467	$1.59

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$91,581			$121,119
Less: preferred dividend requirements	(6,036)			(12,072)
Net income available to common shareholders	$85,545	74,329	$1.15	$109,047	74,238	$1.47
Diluted EPS:
Net income available to common shareholders	$85,545	74,329		$109,047	74,238
Effect of dilutive securities:
Share options	—	36		—	35
Net income available to common shareholders	$85,545	74,365	$1.15	$109,047	74,273	$1.47

The additional 2.2 million and 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares for the three and six months ended June 30, 2019 and 2018, respectively, and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for both the three and six months ended June 30, 2019 and 2018 and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2019 and 2018. However, options to purchase 4 thousand and 86 thousand common shares at per share prices ranging from $73.84 to $76.63 and $56.94 to $76.63 were outstanding for the three and six months ended June 30, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2019, there were 1,091,880 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options granted under the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four year period. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98
Exercised	(117,013)	19.02	—	61.79	48.59
Granted	1,941	73.84	—	73.84	73.84
Outstanding at June 30, 2019	119,803	$44.62	—	$76.63	$55.65

The weighted average fair value of options granted was $4.64 and $3.03 during the six months ended June 30, 2019 and 2018, respectively. The intrinsic value of share options exercised was $2.7 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, share-option expense to be recognized in future periods was $21 thousand.

The expense related to share options included in the determination of net income for the six months ended June 30, 2019 and 2018 was $5 thousand and $0.1 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the six months ended June 30, 2019: risk-free interest rate of 2.4%, dividend yield of 6.7%, volatility factors in the expected market price of the Company’s common shares of 19.1%, 0.75% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at June 30, 2019:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 44.62 - 49.99	31,673	2.6
50.00 - 59.99	32,268	5.0
60.00 - 69.99	51,706	5.6
70.00 - 76.63	4,156	8.6
	119,803	4.8	$55.65	$2,274

The following table summarizes exercisable options at June 30, 2019:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 44.62 - 49.99	31,673	2.6
50.00 - 59.99	29,392	4.6
60.00 - 69.99	51,706	5.6
70.00 - 76.63	1,108	7.7
	113,879	4.5	$55.10	$2,221

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	655,056	$64.16
Granted	208,755	74.13
Vested	(337,910)	64.61
Forfeited	(8,328)	66.38
Outstanding at June 30, 2019	517,573	$67.86	1.36

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $22.1 million (including $4.3 million related to the severance of the Company's former Senior Vice President and Chief Investment Officer as well as other employees) and $16.0 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, unamortized share-based compensation expense related to nonvested shares was $21.5 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	23,571	$61.25
Granted	27,392	77.19
Vested	(24,727)	61.62
Outstanding at June 30, 2019	26,236	$77.54	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2019, unamortized share-based compensation expense related to restricted share units was $1.9 million.

14. Other Commitments and Contingencies

As of June 30, 2019, the Company had an aggregate of approximately $72.6 million of commitments to fund development projects including nine entertainment development projects for which it had commitments to fund approximately $36.2 million, three recreation development projects for which it had commitments to fund approximately $24.9 million and four education development projects for which it had commitments to fund approximately $11.5 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2019, the Company had three mortgage notes and notes receivable with commitments totaling approximately $3.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

At December 31, 2018, the Company had $5.3 million in other assets and $16.1 million in other liabilities related to the Company's payment guarantees of two economic development revenue bonds. During the six months ended June 30, 2019, the Company prepaid in full one of the two economic development revenue bonds totaling $6.2 million and the other liability of the same amount related to the Company's obligation to stand ready to perform under the terms of the guarantee was extinguished. Additionally, during the six months ended June 30, 2019, the Company exercised its collateral assignment rights under its Guaranty Fee Agreement and assumed the remaining economic development revenue bond totaling $18.6 million with a maturity date of December 22, 2047 and an interest rate of LIBOR plus 150 basis points which was 3.94% at June 30, 2019. The Company took ownership of and recorded the leasehold interest and improvements for the theatre in Louisiana that secures the bond at fair value which approximated $14.0 million at June 30, 2019. The other asset of $5.3 million and other liability of $9.9 million related to the Company's obligation to stand ready to perform under the terms of the guarantee were extinguished. No gain or loss was recognized on these transactions. At June 30, 2019, the Company does not have any remaining guarantee assets or liabilities.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2019, the Company had four surety bonds outstanding totaling $50.7 million. Subsequent to June 30, 2019, one of the surety bonds totaling $20.3 million was released.

Early Childhood Education Tenant
Since 2017, the Company and Children’s Learning Adventure USA, LLC (CLA) have been involved in lengthy negotiations and legal proceedings regarding a restructuring of CLA and the ultimate disposition of the properties owned by the Company and leased to CLA. As a result of those negotiations, the Company and CLA have undertaken a process that provides for the continuation of the lease to CLA and the transfer of the properties one at a time to Crème de la Crème (Crème) as it receives the necessary licenses and permits for each property. In February 2019, the Company entered into new leases with Crème on all of the 21 operating CLA properties owned by the Company. These leases are contingent upon the Company delivering possession of the properties to Crème and include different financial terms based on whether or not CLA delivers to Crème the assets associated with the in-place operations of the school. The leases with Crème have 20 year terms that commence upon Crème beginning operations of the schools. Additionally, both the Company and Crème have early termination rights based on school level economic performance. During the three months ended June 30, 2019, CLA transferred four of the properties to Crème. Consideration provided by the Company for such transfers during the three months ended June 30, 2019 included the release of CLA for past due rent obligations related to the transferred properties, previously fully reserved by the Company. Additional consideration was paid of approximately $2.4 million which includes approximately $1.0 million for equipment used in the operations of these schools recorded in notes receivable and due from Crème, and $1.4 million recognized in transaction costs. Subsequent to June 30, 2019, three additional properties were transferred to Crème.

CLA continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress with its license applications and preparations to begin operating the remaining schools. This process must be undertaken on a state-by-state basis and is expected to be substantially complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the remaining properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the properties. If the Company is unable to transfer the properties to Crème with in-place operations, the Company intends to take possession of the properties and transfer them without operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of June 30, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,838,006	$2,361,764	$1,322,527	$198,239	$26,119	$6,746,655

	As of December 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,344,855	$2,187,808	$1,366,278	$207,724	$24,725	$6,131,390

Operating Data:
	Three Months Ended June 30, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$83,718	$42,886	$28,059	$2,667	$—	$157,330
Other income	1,575	3,848	—	—	303	5,726
Mortgage and other financing income	107	8,654	3,881	—	—	12,642
Total revenue	85,400	55,388	31,940	2,667	303	175,698

Property operating expense	9,871	2,729	1,056	888	227	14,771
Other expense	1,029	7,062	—	—	—	8,091
Total investment expenses	10,900	9,791	1,056	888	227	22,862
Net operating income - before unallocated items	74,500	45,597	30,884	1,779	76	152,836

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,230)
Interest expense, net						(36,278)
Transaction costs						(6,923)
Depreciation and amortization						(42,355)
Equity in income from joint ventures						470
Gain on sale of real estate						9,774
Income tax benefit						1,300
Net income						66,594
Preferred dividend requirements						(6,034)
Net income available to common shareholders of EPR Properties						$60,560

Operating Data:
	Three Months Ended June 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$74,640	$34,443	$25,649	$2,287	$—	$137,019
Other income	4	—	—	—	642	646
Mortgage and other financing income	2,100	57,540	5,562	—	—	65,202
Total revenue	76,744	91,983	31,211	2,287	642	202,867

Property operating expense	5,816	24	644	689	161	7,334
Total investment expenses	5,816	24	644	689	161	7,334
Net operating income - before unallocated items	70,928	91,959	30,567	1,598	481	195,533

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,976)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(15)
Interest expense, net						(34,079)
Transaction costs						(405)
Impairment charges						(16,548)
Depreciation and amortization						(37,582)
Equity in loss from joint ventures						(88)
Gain on sale of real estate						473
Income tax expense						(642)
Net income						91,581
Preferred dividend requirements						(6,036)
Net income available to common shareholders of EPR Properties						$85,545

Operating Data:
	Six Months Ended June 30, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$164,231	$83,415	$54,766	$5,641	$—	$308,053
Other income	1,585	3,909	—	—	576	6,070
Mortgage and other financing income	163	17,966	7,988	—	—	26,117
Total revenue	165,979	105,290	62,754	5,641	576	340,240

Property operating expense	20,496	5,463	2,168	1,977	460	30,564
Other expense	1,029	7,062	—	—	—	8,091
Total investment expenses	21,525	12,525	2,168	1,977	460	38,655
Net operating income - before unallocated items	144,454	92,765	60,586	3,664	116	301,585

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(24,360)
Interest expense, net						(70,104)
Transaction costs						(12,046)
Depreciation and amortization						(82,098)
Equity in income from joint ventures						959
Gain on sale of real estate						16,102
Income tax benefit						1,905
Net income						131,943
Preferred dividend requirements						(12,068)
Net income available to common shareholders of EPR Properties						$119,875

Operating Data:
	Six Months Ended June 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$149,488	$67,875	$48,034	$4,546	$—	$269,943
Other income	4	62	—	—	1,210	1,276
Mortgage and other financing income	2,902	71,245	12,469	—	—	86,616
Total revenue	152,394	139,182	60,503	4,546	1,210	357,835

Property operating expense	12,045	57	1,473	1,003	320	14,898
Total investment expenses	12,045	57	1,473	1,003	320	14,898
Net operating income - before unallocated items	140,349	139,125	59,030	3,543	890	342,937

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(25,300)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(31,958)
Interest expense, net						(68,416)
Transaction costs						(1,014)
Impairment charges						(16,548)
Depreciation and amortization						(75,266)
Equity in loss from joint ventures						(37)
Gain on sale of real estate						473
Income tax expense						(1,662)
Net income						121,119
Preferred dividend requirements						(12,072)
Net income available to common shareholders of EPR Properties						$109,047

16. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 31 years. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018 (2)
	Operating leases	Sub-lessor operating ground leases		Operating leases
	Amount (1)	Amount (1)	Total	Amount (1)
Year:
2019	$279,551	$11,631	$291,182	$520,139
2020	548,065	23,724	571,789	503,344
2021	537,074	24,120	561,194	492,165
2022	522,442	23,547	545,989	477,671
2023	494,157	22,887	517,044	449,686
Thereafter	4,484,878	252,113	4,736,991	3,953,717
Total	$6,866,167	$358,022	$7,224,189	$6,396,722
(1) Included in rental revenue.
(2) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

In addition to its lessor arrangements on its real estate investments, as of June 30, 2019 and December 31, 2018, the Company was lessee in 58 operating ground leases as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of June 30, 2019, the ground lease arrangements have remaining terms ranging from two years to 47 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of June 30, 2019, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at June 30, 2019 and December 31, 2018, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	June 30, 2019		December 31, 2018 (3)
	Ground Leases (1)	Office lease (2)	Ground Leases	Office lease (2)
Year:
2019	$11,973	$428	$22,867	$856
2020	24,341	856	23,236	856
2021	24,785	884	23,600	884
2022	24,217	967	22,996	967
2023	23,560	967	22,303	967
Thereafter	270,047	2,658	257,446	2,658
Total lease payments	$378,923	$6,760	$372,448	$7,188
Less: imputed interest	139,261	1,050
Present value of lease liabilities	$239,662	$5,710
(1) Included in property operating expense.
(2) Included in general and administrative expense.
(3) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of June 30, 2019 (in thousands):

		As of
	Classification	June 30, 2019
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$215,244
Office lease asset	Operating lease right-of-use assets	5,514
Total operating lease right-of-use assets		$220,758

Sub-lessor straight-line rent receivable	Accounts receivable	24,843
Total leased assets		$245,601

Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$239,662
Office lease liability	Operating lease liabilities	5,710
Total lease liabilities		$245,372

The following table summarizes the lease costs and sublease income for the three and six months ended June 30, 2019 (in thousands):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating ground lease cost	Property operating expense	$6,065	$12,003
Operating office lease cost	General and administrative expense	226	456

Sublease income	Rental revenue	(5,835)	(11,558)
Net lease cost		$456	$901

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate as of June 30, 2019:

As of
June 30, 2019
Weighted-average remaining lease term in years
Operating ground leases	17.0
Operating office lease	7.3

Weighted-average discount rate
Operating ground leases	4.95%
Operating office lease	4.62%

17. Subsequent Events

On July 1, 2019, the Company received repayment in full from the Schlitterbahn Group on mortgage notes receivable totaling $189.7 million that were secured by three waterparks and adjacent land. Additionally, subsequent to June 30, 2019, the Company received repayment in full on a mortgage note receivable of $16.2 million that was secured by a public charter school property and recognized $1.8 million in prepayment fees and, pursuant to a tenant purchase option, completed the sale of a public charter school for net proceeds of approximately $18.2 million and recognized a gain on sale of approximately $4.1 million.

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

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of June 30, 2019, our total assets were approximately $6.7 billion (after accumulated depreciation of approximately $1.0 billion) which included investments in each of our four operating segments with properties located in 42 states and Ontario, Canada.

•
Our Entertainment segment included investments in 176 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 12 other entertainment properties. Our portfolio of owned entertainment properties consisted of 14.7 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 12 ski areas, 23 attractions, 35 golf entertainment complexes and 13 other recreation properties. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 51 public charter school properties, 71 early education centers and 16 private schools. Our portfolio of owned education properties consisted of 4.3 million square feet and was 98% leased.

•	Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills project in Sullivan County, New York.

The combined owned portfolio consisted of 23.3 million square feet and was 99% leased. As of June 30, 2019, we had a total of approximately $80.7 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $7.3 billion at June 30, 2019. We define total investments as the sum of the carrying values of real estate investments and real estate investments held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable (included in other assets). Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2019 and December 31, 2018.

Of our total investments of $7.3 billion at June 30, 2019, $3.4 billion or 46% related to our Entertainment segment, $2.4 billion or 33% related to our Recreation segment, $1.3 billion or 18% related to our Education segment and $196.5 million or 3% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2019 and 2018 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Decrease	2019	2018	(Decrease) Increase
Total revenue (1)	$175.7	$202.9	(13)%	$340.2	$357.8	(5)%
Net income available to common shareholders per diluted share (2)	$0.79	$1.15	(31)%	$1.59	$1.47	8%
FFOAA per diluted share (3)	$1.36	$1.87	(27)%	$2.72	$3.12	(13)%

(1) Total revenue for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was favorably impacted by the effect of investment spending that occurred in 2019 and 2018 as well as other income from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. Total revenue for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was also favorably impacted by lease revenue on our existing operating ground leases (leases in which we are a sub-lessor) as well as the gross-up of tenant reimbursed expenses recognized in the three and six months ended June 30, 2019 in accordance with Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842). This increase in revenue related to the adoption of Topic 842 is offset by an increase in property operating expenses related to operating ground lease rent expense as well as the gross-up of the tenant reimbursed expenses. For further information on our operating leases, see Note 16 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Total revenue for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was unfavorably impacted by property dispositions and mortgage note payoffs that occurred in 2019 and 2018, including $47.3 million in prepayment fees from the partial payoff of two non-education mortgage notes received in the three and six months ended June 30, 2018.

(2) Net income available to common shareholders per diluted share for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was also impacted by the items affecting total revenue as described above. Additionally, net income available to common shareholders per diluted share for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was favorably impacted by decreases in litigation settlement expense, costs associated with loan refinancing or payoff (primarily related to our redemption of our 7.75% Senior Notes due 2020), impairment charges and income tax expense, as well as higher gains on sale of real estate. Net income available to common shareholders per diluted share for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was unfavorably impacted by increases in other expenses (primarily from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York), transaction costs and depreciation and amortization as well as an increase in common shares outstanding as a result of new issuance.

(3) FFOAA per diluted share for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018 was also impacted by the items affecting total revenue as described above. Additionally, FFOAA per diluted share for the three and six months ended June 30, 2019 versus three and six months ended June 30, 2018 was favorably impacted by higher termination fees recognized with the exercise of tenant purchase options and was unfavorably impacted by an increase in other expenses associated with the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York as well as an increase in common shares outstanding as a result of new issuance.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the impairment of mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the six months ended June 30, 2019, there were no changes to critical accounting policies except as noted below.

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

Recent Developments and Capital Recycling

Investment Spending

Our investment spending during the six months ended June 30, 2019 totaled $566.5 million and included investments in each of our operating segments.

Entertainment investment spending during the six months ended June 30, 2019 totaled $429.5 million, including spending on the acquisition of 24 megaplex theatres totaling $377.8 million, and build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and other entertainment properties.

Recreation investment spending during the six months ended June 30, 2019 totaled $101.0 million, including spending on the acquisition of two attractions totaling $24.0 million, and build-to-suit development of golf entertainment complexes and attractions.

Education investment spending during the six months ended June 30, 2019 totaled $35.8 million, including spending on the acquisition of one early education center for $2.6 million, and build-to-suit development and redevelopment of public charter schools, early education centers and private schools.

Other investment spending during the six months ended June 30, 2019 totaled $0.2 million and was related to the Resorts World Catskills project in Sullivan County, New York.

During the six months ended June 30, 2019, we completed the construction of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. The indoor waterpark resort is being operated under a traditional REIT lodging structure and facilitated by a management agreement with an eligible independent contractor. The related operating revenue and expense are included in other income and other expense in the accompanying consolidated statements of income for the six months ended June 30, 2019.

The following table details our investment spending by category during the six months ended June 30, 2019 and 2018 (in thousands):

Six Months Ended June 30, 2019
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$429,458	$9,885	$24,224	$379,149	$16,200	$—
Recreation	101,018	68,416	932	23,963	6,602	1,105
Education	35,844	22,533	—	2,570	10,741	—
Other	211	211	—	—	—	—
Total Investment Spending	$566,531	$101,045	$25,156	$405,682	$33,543	$1,105

Six Months Ended June 30, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$49,350	$22,255	$19,600	$7,495	$—	$—
Recreation	150,575	94,676	452	44,206	11,241	—
Education	38,551	22,058	—	8,416	8,077	—
Other	29	29	—	—	—	—
Total Investment Spending	$238,505	$139,018	$20,052	$60,117	$19,318	$—

The above amounts include $26 thousand and $65 thousand in capitalized payroll, $4.7 million and $4.5 million in capitalized interest and $0.2 million and $0.5 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2019 and 2018, respectively. Excluded from the table above is approximately $10.9 million and $10.2 million of maintenance capital expenditures and other spending for the six months ended June 30, 2019 and 2018, respectively.

Property Dispositions

During the six months ended June 30, 2019, pursuant to tenant purchase options, we completed the sale of six public charter schools for net proceeds totaling $70.0 million. In connection with these sales, we recognized a combined gain on sale of $13.6 million.

During the six months ended June 30, 2019, we also completed the sale of one recreation property, five additional education properties and one land parcel for net proceeds totaling $25.9 million and recognized a combined gain on sale of $2.5 million.

Subsequent to June 30, 2019, pursuant to a tenant purchase option, we completed the sale of a public charter school for net proceeds of approximately $18.2 million and recognized a gain on sale of approximately $4.1 million.

Mortgage Notes Receivable
On July 1, 2019, we received repayment in full from SVVI, LLC (Schlitterbahn Group) on our mortgage notes receivable totaling $189.7 million that were secured by three waterparks and adjacent land. Additionally, subsequent to June 30, 2019, we received repayment in full on a mortgage note receivable of $16.2 million that was secured by a public charter school and recognized $1.8 million in prepayment fees.

Recreation Tenant Update
Subsequent to June 30, 2019, two of our ski customers announced that one of them, Vail Resorts Inc., would acquire the other, Peak Resorts Inc. We currently have ski investments in Vail’s NorthStar California Resort and eight Peak properties located in four states. We expect to continue holding these investments with no structural changes. If the transaction had been consummated at June 30, 2019, Vail would have been one of our top five customers by revenue during the second quarter.

Early Childhood Education Tenant Update
In February 2019, we entered into new leases with Crème de la Crème ("Crème") on all of the 21 operating Children’s Learning Adventure USA (“CLA”) early childhood education properties owned by us. These leases are contingent upon us delivering possession of the properties to Crème and include different financial terms based on whether or not CLA delivers to Crème the assets associated with the in-place operations of the school. The leases with Crème have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, both we and Crème have early termination rights based on school level economic performance. During the three months ended June 30, 2019, CLA transferred four of the properties to Crème. Consideration provided by us for such transfers during the three months ended June 30, 2019 included the release of CLA for past due rent obligations related to the transferred properties, previously fully reserved by us. Additional consideration of approximately $2.4 million was paid which includes approximately $1.0 million for equipment used in the operations of these schools recorded in notes receivable and due from Crème, and $1.4 million recognized in transaction costs. Subsequent to June 30, 2019, three additional properties were transferred to Crème.

CLA continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress with its license applications and preparations to begin operating the remaining schools. This process must be undertaken on a state-by-state basis and is expected to be substantially complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the remaining properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the properties. If we are unable to transfer the properties to Crème with in-place operations, we intend to take possession of the properties and transfer them without operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème. See Part II, Item 1 "Legal Proceedings" for additional information.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table summarizes our rental revenue (dollars in thousands)

	Three Months Ended June 30,		Increase
	2019	2018
Minimum rent (1)	$143,973	$129,370	$14,603
Percentage rent (2)	4,147	1,744	2,403
Straight-line rent	3,223	2,061	1,162
Tenant reimbursements (3)	5,903	3,758	2,145
Other rental revenue	84	86	(2)
Total Rental Revenue	$157,330	$137,019	$20,311

(1) The increase in minimum rent resulted primarily from $10.0 million of rental revenue related to property acquisitions and developments completed in 2019 and 2018 and an increase of $0.5 million in rental revenue on existing properties. In addition, we recognized $5.6 million in lease revenue on our existing operating ground leases in which we are sub-lessor, in connection with our adoption of Topic 842 during the three months ended June 30, 2019. These increases were partially offset by a decrease of $1.5 million from property dispositions.

(2) The increase in percentage rent related primarily to higher percentage rent recognized from one of our ski properties as well as from two of our education tenants.

(3) The increase in tenant reimbursements related primarily to the gross up of tenant reimbursed expenses of $2.1 million recognized during the three months ended June 30, 2019 in accordance with Topic 842.

During the three months ended June 30, 2019, we renewed one lease agreement on approximately 140 thousand square feet and agreed to fund an average of $2.85 per square foot in tenant improvements. Rental rates remained unchanged and we paid no leasing commissions with respect to this lease renewal.

Other income for the three months ended June 30, 2019 was $5.7 million compared to $0.6 million for the three months ended June 30, 2018. The $5.1 million increase was primarily due to the operating income from the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, as well as the operating income from a theatre.
Mortgage and other financing income for the three months ended June 30, 2019 was $12.6 million compared to $65.2 million for the three months ended June 30, 2018. The $52.6 million decrease was primarily due to prepayment fees received in connection with partial prepayments on two non-education mortgage notes during the three months ended June 30, 2018 totaling $47.3 million as well as note payoffs and the sale of four public charter school properties classified as direct financing leases in 2018.
Our property operating expenses totaled $14.8 million for the three months ended June 30, 2019 compared to $7.3 million for the three months ended June 30, 2018. These property operating expenses arise from the operations of our retail centers and other specialty properties as well as operating ground lease expense and the gross up of tenant reimbursed expenses. The $7.5 million increase resulted primarily from ground lease expense of $6.0 million from our existing operating ground leases as well as the gross up of tenant reimbursed expenses of $2.1 million recognized during the three months ended June 30, 2019 in accordance with Topic 842, adopted January 1, 2019.
Other expenses totaled $8.1 million for the three months ended June 30, 2019 and related to operating expenses for the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, as well as operating expense for a theatre. There were no other expenses for the three months ended June 30, 2018.
Litigation settlement expense was $2.1 million for the three months ended June 30, 2018 and related to the settlement of our litigation with the Cappelli Group. There was no litigation settlement expense for the three months ended June 30, 2019.
Our net interest expense increased by $2.2 million to $36.3 million for the three months ended June 30, 2019 from $34.1 million for the three months ended June 30, 2018. This increase resulted primarily from an increase in average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable as well as a decrease in interest cost capitalized on development projects.

Transaction costs totaled $6.9 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018. The increase of $6.5 million was primarily due to pre-opening costs related to the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, which opened during the three months ended June 30, 2019, as well as costs related to the transfer of our CLA properties to Crème.

Impairment charges for the three months ended June 30, 2018 totaled $16.5 million and related to two partially completed early education centers and two land parcels with site improvements. There were no impairment charges for the three months ended June 30, 2019.

Depreciation and amortization expense totaled $42.4 million for the three months ended June 30, 2019 compared to $37.6 million for the three months ended June 30, 2018. The $4.8 million increase resulted primarily from acquisitions and developments completed in 2018 and 2019. This increase was partially offset by property dispositions that occurred during 2018 and 2019.

Gain on sale of real estate was $9.8 million for the three months ended June 30, 2019 and related to the exercise of four tenant purchase options on public charter school properties as well as the combined gain on sale of one public charter school and one land parcel. Gain on sale of real estate for the three months ended June 30, 2018 was $0.5 million and related to the sale of two entertainment parcels.

Income tax benefit was $1.3 million for the three months ended June 30, 2019 compared to income tax expense of $1.0 million for the three months ended June 30, 2018. The decrease primarily related to lower deferred taxes due to the treatment of pre-opening costs and other expected tax losses for the Kartrite Resort and Indoor Waterpark in Sullivan County, New York as well as certain expenses related to our Canadian trust.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table summarizes our rental revenue (dollars in thousands)

	Six Months Ended June 30,		Increase
	2019	2018
Minimum rent (1)	$284,700	$255,082	$29,618
Percentage rent (2)	5,502	3,003	2,499
Straight-line rent	5,637	3,935	1,702
Tenant reimbursements (3)	12,037	7,749	4,288
Other rental revenue	177	174	3
Total Rental Revenue	$308,053	$269,943	$38,110

(1) The increase in minimum rent resulted primarily from $17.2 million of rental revenue related to property acquisitions and developments completed in 2019 and 2018, an increase in revenue of $3.0 million relating to CLA properties and an increase of $0.6 million in rental revenue on existing properties. In addition, we recognized $11.2 million in lease revenue on our existing operating ground leases in which we are sub-lessor, in connection with our adoption of Topic 842 during the six months ended June 30, 2019. These increases were partially offset by a decrease of $2.4 million from property dispositions.

(2) The increase in percentage rent related primarily to higher percentage rent received from one of our ski properties as well as from two of our education tenants.

(3) The increase in tenant reimbursements related primarily to the gross up of tenant reimbursed expenses of $4.2 million recognized during the six months ended June 30, 2019 in accordance with Topic 842.

During the six months ended June 30, 2019, we renewed four lease agreements on approximately 327 thousand square feet and funded or agreed to fund an average of $16.19 per square foot in tenant improvements. We experienced an increase of approximately 2.2% in rental rates and paid no leasing commissions with respect to these lease renewals.

Other income for the six months ended June 30, 2019 was $6.1 million compared to $1.3 million for the six months ended June 30, 2018. The $4.8 million increase was primarily due to the operating income from the Kartrite Resort and Indoor Waterpark in Sullivan County, New York as well as the operating income from a theatre.
Mortgage and other financing income for the six months ended June 30, 2019 was $26.1 million compared to $86.6 million for the six months ended June 30, 2018. The $60.5 million decrease was primarily due to prepayment fees received in connection with partial prepayments on two non-education mortgage notes during the six months ended June 30, 2018 totaling $47.3 million as well as note payoffs and the sale of four public charter school properties classified as direct financing leases in 2018.
Our property operating expenses totaled $30.6 million for the six months ended June 30, 2019 compared to $14.9 million for the six months ended June 30, 2018. These property operating expenses arise from the operations of our retail centers and other specialty properties as well as operating ground lease expense and the gross up of tenant reimbursed expenses. The $15.7 million increase resulted primarily from ground lease expense of $11.9 million from our existing operating ground leases as well as the gross up of tenant reimbursed expenses of $4.2 million recognized during the six months ended June 30, 2019 in accordance with Topic 842, adopted January 1, 2019.
Other expenses totaled $8.1 million for the six months ended June 30, 2019 and related to operating expenses for the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, as well as operating expenses for a theatre. There were no other expenses for the six months ended June 30, 2018.
Litigation settlement expense was $2.1 million for the six months ended June 30, 2018 and related to the settlement of our litigation with the Cappelli Group. There was no litigation settlement expense for the six months ended June 30, 2019.
Costs associated with loan refinancing or payoff for the six months ended June 30, 2018 was $32.0 million and primarily related to the redemption of the 7.75% Senior Notes due 2020. There were no costs associated with loan refinancing or payoff for the six months ended June 30, 2019.
Our net interest expense increased by $1.7 million to $70.1 million for the six months ended June 30, 2019 from $68.4 million for the six months ended June 30, 2018. This increase resulted primarily from an increase in average borrowings and an increase in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $12.0 million for the six months ended June 30, 2019 compared to $1.0 million for the six months ended June 30, 2018. The increase of $11.0 million was primarily due to pre-opening costs related to the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, which opened during the six months ended June 30, 2019, as well as costs related to the transfer of our CLA properties to Crème.

Impairment charges for the six months ended June 30, 2018 totaled $16.5 million and related to two partially completed early education centers and two land parcels with site improvements. There were no impairment charges for the six months ended June 30, 2019.

Depreciation and amortization expense totaled $82.1 million for the six months ended June 30, 2019 compared to $75.3 million for the six months ended June 30, 2018. The $6.8 million increase resulted primarily from acquisitions and developments completed in 2018 and 2019. This increase was partially offset by property dispositions that occurred during 2018 and 2019.

Gain on sale of real estate was $16.1 million for the six months ended June 30, 2019 and related to the exercise of six tenant purchase options on public charter school properties as well as the combined gain on sale of one recreation property, five additional education properties and one land parcel. Gain on sale of real estate for the six months ended June 30, 2018 was $0.5 million and related to the sale of two entertainment parcels.

Income tax benefit was $1.9 million for the six months ended June 30, 2019 compared to income tax expense of $1.7 million for the six months ended June 30, 2018. Approximately $3.0 million of the decrease related to lower deferred taxes due to the treatment of pre-opening costs other expected tax losses for the Kartrite Resort and Indoor Waterpark in Sullivan County, New York as well as certain expenses related to our Canadian trust. The remaining approximately $0.6 million decrease related mainly to adjustments associated with tax reform provisions.

Liquidity and Capital Resources

Cash and cash equivalents were $6.9 million at June 30, 2019. In addition, we had restricted cash of $5.0 million at June 30, 2019. Of the restricted cash at June 30, 2019, $2.8 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $2.2 million primarily related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Equity Issuances

At June 30, 2019, we had total debt outstanding of $3.2 billion of which 99% was unsecured.

At June 30, 2019, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 5.75%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2019, we had an outstanding balance of $240.0 million under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 3.41% at June 30, 2019.

At June 30, 2019, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 3.18% at June 30, 2019. As of June 30, 2019, $350.0 million of this LIBOR-based debt was fixed with interest rate swaps at 3.15% from April 5, 2019 to February 7, 2022. During the quarter ended June 30, 2019, we entered into an interest rate swap agreement to fix the interest rate at 3.35% on the remaining $50.0 million of borrowings under the unsecured term loan facility from April 5, 2019 to February 7, 2022.

At June 30, 2019, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at June 30, 2019.
Our principal investing activities are acquiring, developing and financing entertainment, recreation and education properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2019.

Capital Markets

On June 3, 2019, we filed a shelf registration statement with the SEC, which is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depositary shares, warrants, and units. We may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplemental, or other offering materials, at the time of any offering.

Additionally, on June 3, 2019, we filed a shelf registration statement with the SEC, which is effective for a term of three years, for our Dividend Reinvestment and Direct Share Purchase Plan (DSPP) which permits the issuance of up to 15,000,000 common shares.

During the six months ended June 30, 2019, we issued an aggregate of 3,098,130 common shares under our DSPP for net proceeds of $236.6 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $209.8 million and $249.7 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used by investing activities was $461.2 million and $39.0 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities was $244.8 million for the six months ended June 30, 2019 and net cash used by financing activities was $255.3 million for the six months ended June 30, 2018. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2019, we had an aggregate of approximately $72.6 million of commitments to fund development projects including nine entertainment development projects for which we had commitments to fund approximately $36.2 million, three recreation development projects for which we had commitments to fund approximately $24.9 million and four education development projects for which we had commitments to fund approximately $11.5 million, of which approximately $41.2 million of the aggregate funding commitments are expected to be funded in 2019. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2019, we had three notes receivable with commitments totaling approximately $3.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2019, we had four surety bonds outstanding totaling $50.7 million. Subsequent to June 30, 2019, one of the surety bonds totaling $20.3 million was released.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt payments due until 2022. Our sources of liquidity as of June 30, 2019 to pay the 2019 commitments described above include the amount available under our unsecured revolving credit facility of $760.0 million at June 30, 2019, as well as unrestricted cash on hand of $6.9 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2019.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.8x as of June 30, 2019 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. At June 30, 2019, our net debt to adjusted EBITDA ratio was slightly in excess of our normal range due to anticipated proceeds related to the repayment in full of mortgage notes receivable with a balance totaling $189.7 million which was received on July 1, 2019. It is anticipated that the September 30, 2019 net debt to adjusted EBITDA ratio will revert to the normal expected range.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 42% as of June 30, 2019. Our net debt as a percentage of our total market capitalization at June 30, 2019 was 34%. We calculate our total market capitalization of $9.4 billion by aggregating the following at June 30, 2019:

•	Common shares outstanding of 77,556,003 multiplied by the last reported sales price of our common shares on the NYSE of $74.59 per share, or $5.8 billion;

•	Aggregate liquidation value of our Series C cumulative convertible preferred shares of $134.9 million;

•	Aggregate liquidation value of our Series E cumulative convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G cumulative redeemable preferred shares of $150.0 million; and

•	Net debt of $3.2 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, severance expense, litigation settlement expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing leases (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2019 and 2018 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO:
Net income available to common shareholders of EPR Properties	$60,560	$85,545	$119,875	$109,047
Gain on sale of real estate	(9,774)	(473)	(16,102)	(473)
Impairment of real estate investments	—	16,548	—	16,548
Real estate depreciation and amortization	42,098	37,359	81,612	74,823
Allocated share of joint venture depreciation	554	58	1,109	116
FFO available to common shareholders of EPR Properties	$93,438	$139,037	$186,494	$200,061

FFO available to common shareholders of EPR Properties	$93,438	$139,037	$186,494	$200,061
Add: Preferred dividends for Series C preferred shares	1,939	1,940	3,878	3,880
Add: Preferred dividends for Series E preferred shares	1,939	—	3,878	—
Diluted FFO available to common shareholders of EPR Properties	$97,316	$140,977	$194,250	$203,941
FFOAA:
FFO available to common shareholders of EPR Properties	$93,438	$139,037	$186,494	$200,061
Costs associated with loan refinancing or payoff	—	15	—	31,958
Transaction costs	6,923	405	12,046	1,014
Litigation settlement expense	—	2,090	—	2,090
Termination fee included in gain on sale	6,533	—	11,534	—
Deferred income tax (benefit) expense	(1,675)	235	(2,284)	663
FFOAA available to common shareholders of EPR Properties	$105,219	$141,782	$207,790	$235,786
FFOAA available to common shareholders of EPR Properties	$105,219	$141,782	$207,790	$235,786
Add: Preferred dividends for Series C preferred shares	1,939	1,940	3,878	3,880
Add: Preferred dividends for Series E preferred shares	1,939	1,939	3,878	3,878
Diluted FFOAA available to common shareholders of EPR Properties	$109,097	$145,661	$215,546	$243,544
AFFO:
FFOAA available to common shareholders of EPR Properties	$105,219	$141,782	$207,790	$235,786
Non-real estate depreciation and amortization	257	223	486	443
Deferred financing fees amortization	1,517	1,439	3,019	2,837
Share-based compensation expense to management and Trustees	3,283	3,817	6,563	7,608
Amortization of above and below market leases, net and tenant allowances	(58)	(55)	(117)	(472)
Maintenance capital expenditures (1)	(510)	(527)	(807)	(1,225)
Straight-lined rental revenue	(3,223)	(2,060)	(5,637)	(3,934)
Non-cash portion of mortgage and other financing income	(1,069)	(784)	(2,083)	(1,440)
AFFO available to common shareholders of EPR Properties	$105,416	$143,835	$209,214	$239,603

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO per common share:
Basic	$1.23	$1.87	$2.47	$2.69
Diluted	1.22	1.84	2.45	2.67
FFOAA per common share:
Basic	$1.38	$1.91	$2.75	$3.18
Diluted	1.36	1.87	2.72	3.12
Shares used for computation (in thousands):
Basic	76,164	74,329	75,426	74,238
Diluted	76,199	74,365	75,467	74,273

Weighted average shares outstanding-diluted EPS	76,199	74,365	75,467	74,273
Effect of dilutive Series C preferred shares	2,158	2,110	2,151	2,104
Adjusted weighted average shares outstanding-diluted Series C	78,357	76,475	77,618	76,377
Effect of dilutive Series E preferred shares	1,628	1,604	1,625	1,601
Adjusted weighted average shares outstanding-diluted Series C and Series E	79,985	78,079	79,243	77,978

Other financial information:
Dividends per common share	$1.125	$1.080	$2.250	$2.160

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three and six months ended June 30, 2019. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO per share and diluted FFOAA per share for the three and six months ended June 30, 2019.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three and six months ended June 30, 2018. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFOAA per share for the three and six months ended June 30, 2018. The conversion of the 9.00% Series E cumulative preferred shares would be dilutive only to FFOAA per share for the three and six months ended June 30, 2018. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFOAA per share for the three and six months ended June 30, 2018.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	June 30,
	2019	2018
Net Debt:
Debt	$3,216,623	$2,983,975
Deferred financing costs, net	31,957	36,020
Cash and cash equivalents	(6,927)	(3,017)
Net Debt	$3,241,653	$3,016,978

	Three Months Ended June 30,
	2019	2018
EBITDAre and Adjusted EBITDA:
Net income	$66,594	$91,581
Interest expense, net	36,278	34,079
Income tax (benefit) expense	(1,300)	642
Depreciation and amortization	42,355	37,582
Gain on sale of real estate	(9,774)	(473)
Impairment of real estate investments	—	16,548
Costs associated with loan refinancing or payoff	—	15
Equity in (income) loss from joint ventures	(470)	88
EBITDAre (for the quarter)	$133,683	$180,062

Litigation settlement expense	—	2,090
Transaction costs	6,923	405
Prepayment fees	—	(47,293)
Adjusted EBITDA (for the quarter)	$140,606	$135,264

Adjusted EBITDA (1)	$562,424	$541,056

Net Debt/Adjusted EBITDA Ratio	5.8	5.6

(1) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments

Total investments is a non-GAAP financial measure defined as the sum of the carrying values of real estate investments (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing leases, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total investments to total assets (computed in accordance with GAAP) is included in the following table (unaudited, in thousands):

	June 30, 2019	December 31, 2018
Total Investments:
Real estate investments, net of accumulated depreciation	$5,598,246	$5,024,057
Add back accumulated depreciation on real estate investments	954,806	883,174
Land held for development	28,080	34,177
Property under development	80,695	287,546
Mortgage notes and related accrued interest receivable	550,131	517,467
Investment in direct financing leases, net	20,675	20,558
Investment in joint ventures	35,658	34,486
Intangible assets, gross(1)	52,932	51,414
Notes receivable and related accrued interest receivable, net(1)	11,061	5,445
Total investments	$7,332,284	$6,858,324

Total investments	$7,332,284	$6,858,324
Cash and cash equivalents	6,927	5,872
Restricted cash	5,010	12,635
Operating lease right-of-use assets	220,758	—
Account receivable	108,433	98,369
Less: accumulated depreciation on real estate investments	(954,806)	(883,174)
Less: accumulated amortization on intangible assets(1)	(10,932)	(8,923)
Prepaid expenses and other current assets(1)	38,981	48,287
Total assets	$6,746,655	$6,131,390

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	June 30, 2019	December 31, 2018
Intangible assets, gross	$52,932	$51,414
Less: accumulated amortization on intangible assets	(10,932)	(8,923)
Notes receivable and related accrued interest receivable, net	11,061	5,445
Prepaid expenses and other current assets	38,981	48,287
Total other assets	$92,042	$96,223

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2019, we had a $1.0 billion unsecured revolving credit facility with a $240.0 million outstanding balance and $43.6 million in bonds, all of which bear interest at a floating rate. We also had a $400.0 million unsecured term loan facility that bears interest at a floating rate based on LIBOR but which has been fixed through interest rate swap agreements as discussed above under "Liquidity and Capital Resources."

As of June 30, 2019, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. At June 30, 2019, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $61.2 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Limitations on the effectiveness of controls
Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
Change in internal controls
Effective January 1, 2019, we adopted ASC 842 Leases. Except for the enhancements to the Company's internal control over financial reporting in relation to our adoption of this standard, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The Company and CLA Parent have subsequently undertaken a process that provides for the continuation of the lease to CLA Parent and the transfer of the properties one at a time to Crème as it receives the necessary licenses and permits for each property. The terms for such transfers have been and are expected to continue to be similar to those contained in the PSA, except that the CLA Debtors are not involved. The Company has determined that the exclusion of any assets held by the CLA Debtors would not be material to the transfer of the operations of the properties to Crème. During the three months ended June 30, 2019, CLA Parent transferred four of the properties to Crème and during July 2019 three additional properties were transferred to Crème. Crème is currently operating these seven transferred properties under the leases with the Company described above.

CLA Parent continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress with its license applications and preparations to begin operating the remaining schools. This process must be undertaken on a state-by-state basis and is expected to be substantially complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the remaining properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA Parent will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the properties. If the Company is unable to transfer the properties to Crème with in-place operations, the Company intends to take possession of the properties and transfer them without operations. If some or all of the schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2019 common shares	—		$—	—	$—
May 1 through May 31, 2019 common shares	—		—	—	—
June 1 through June 30, 2019 common shares	789	(1)	79.71	—	—

Total	789		$79.71	—	$—

(1) The repurchases of equity securities during June 2019 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2019.

Item 6. Exhibits

3.1
Amended and Restated Bylaws of EPR Properties (inclusive of all amendments through May 30, 2019), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 30, 2019, is hereby incorporated by reference as Exhibit 3.1.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	August 1, 2019	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 1, 2019	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)