Form 10-Q
period 2019-09-30
EPR PROPERTIES
filed 2019-10-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 29, 2019, there were 78,458,360 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $989,480 and $883,174 at September 30, 2019 and December 31, 2018, respectively	$5,569,310	$5,024,057
Land held for development	28,080	34,177
Property under development	31,825	287,546
Operating lease right-of-use assets	219,459	—
Mortgage notes and related accrued interest receivable	413,695	517,467
Investment in direct financing leases, net	20,727	20,558
Investment in joint ventures	35,222	34,486
Cash and cash equivalents	115,839	5,872
Restricted cash	5,929	12,635
Accounts receivable	99,190	98,369
Other assets	94,014	96,223
Total assets	$6,633,290	$6,131,390
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$121,351	$168,463
Operating lease liabilities	244,358	—
Common dividends payable	29,340	26,765
Preferred dividends payable	6,034	6,034
Unearned rents and interest	89,797	79,051
Debt	3,101,611	2,986,054
Total liabilities	3,592,491	3,266,367
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 81,365,094 and 77,226,443 shares issued at September 30, 2019 and December 31, 2018, respectively	813	772
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at September 30, 2019 and December 31, 2018; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at September 30, 2019 and December 31, 2018; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at September 30, 2019 and December 31, 2018; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,814,465	3,504,494
Treasury shares at cost: 3,125,569 and 2,878,587 common shares at September 30, 2019 and December 31, 2018, respectively	(147,435)	(130,728)
Accumulated other comprehensive income	4,659	12,085
Distributions in excess of net income	(631,851)	(521,748)
Total equity	$3,040,799	$2,865,023
Total liabilities and equity	$6,633,290	$6,131,390
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income and Comprehensive Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenue	$161,262	$140,905	$469,315	$410,848
Other income	11,464	365	17,534	1,641
Mortgage and other financing income	12,136	35,139	38,253	121,755
Total revenue	184,862	176,409	525,102	534,244
Property operating expense	14,663	6,968	45,227	21,866
Other expense	11,403	118	19,494	118
General and administrative expense	11,600	11,424	35,540	36,724
Severance expense	1,521	—	1,941	—
Litigation settlement expense	—	—	—	2,090
Costs associated with loan refinancing or payoff	38,407	—	38,407	31,958
Interest expense, net	36,640	33,576	106,744	101,992
Transaction costs	5,959	1,101	18,005	2,115
Impairment charges	—	—	—	16,548
Depreciation and amortization	45,134	38,623	127,232	113,889
Income before equity in income (loss) from joint ventures and other items	19,535	84,599	132,512	206,944
Equity in (loss) income from joint ventures	(435)	20	524	(17)
Gain on sale of real estate	14,303	2,215	30,405	2,688
Gain on sale of investment in direct financing leases	—	5,514	—	5,514
Income before income taxes	33,403	92,348	163,441	215,129
Income tax benefit (expense)	600	(515)	2,505	(2,177)
Net income	34,003	91,833	165,946	212,952
Preferred dividend requirements	(6,034)	(6,036)	(18,102)	(18,108)
Net income available to common shareholders of EPR Properties	$27,969	$85,797	$147,844	$194,844
Net income available to common shareholders of EPR Properties per share:
Basic	$0.36	$1.15	$1.94	$2.62
Diluted	$0.36	$1.15	$1.94	$2.62
Shares used for computation (in thousands):
Basic	77,632	74,345	76,169	74,274
Diluted	77,664	74,404	76,207	74,316

Other comprehensive income (loss):
Net income	$34,003	$91,833	$165,946	$212,952
Foreign currency translation adjustment	(2,267)	3,292	5,515	(6,176)
Change in net unrealized gain (loss) on derivatives	1,752	(1,543)	(12,941)	12,939
Comprehensive income	$33,488	$93,582	$158,520	$219,715
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Issuance of nonvested shares	295,202	3	—	—	3,971	—	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,116)	—	—	(7,116)
Share-based compensation expense	—	—	—	—	3,791	—	—	—	3,791
Foreign currency translation adjustment	—	—	—	—	—	—	(5,400)	—	(5,400)
Change in unrealized gain on derivatives	—	—	—	—	—	—	9,398	—	9,398
Net income	—	—	—	—	—	—	—	29,538	29,538
Issuances of common shares	6,601	—	—	—	382	—	—	—	382
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Dividends to common shareholders ($1.08 per share)	—	—	—	—	—	—	—	(80,263)	(80,263)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,940)	(1,940)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2018	77,161,235	$772	14,846,431	$148	$3,487,130	$(128,707)	$16,481	$(500,230)	$2,875,594

Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Purchase of common shares for vesting	—	—	—	—	—	(39)	—	—	(39)
Share-based compensation expense	—	—	—	—	3,818	—	—	—	3,818
Foreign currency translation adjustment	—	—	—	—	—	—	(4,068)	—	(4,068)
Change in unrealized gain on derivatives	—	—	—	—	—	—	5,084	—	5,084
Net income	—	—	—	—	—	—	—	91,581	91,581
Issuances of common shares	5,272	—	—	—	311	—	—	—	311
Stock option exercises, net	5,742	—	—	—	302	(302)	—	—	—
Dividends to common shareholders ($1.08 per share)	—	—	—	—	—	—	—	(80,278)	(80,278)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,940)	(1,940)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2018	77,195,820	$772	14,846,431	$148	$3,491,561	$(129,048)	$17,497	$(494,962)	$2,885,968

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par
Balance at June 30, 2018	77,195,820	$772	14,846,431	$148	$3,491,561	$(129,048)	$17,497	$(494,962)	$2,885,968
Cancellation of nonvested shares	—	—	—	—	617	(617)	—	—	—
Share-based compensation expense	—	—	—	—	3,686	—	—	—	3,686
Foreign currency translation adjustment	—	—	—	—	—	—	3,292	—	3,292
Change in unrealized gain on derivatives	—	—	—	—	—	—	(1,543)	—	(1,543)
Net income	—	—	—	—	—	—	—	91,833	91,833
Issuances of common shares	4,231	—	—	—	288	—	—	—	288
Stock option exercises, net	2,244	—	—	—	131	(136)	—	—	(5)
Dividends to common shareholders ($1.08 per share)	—	—	—	—	—	—	—	(80,289)	(80,289)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,940)	(1,940)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2018	77,202,295	$772	14,846,431	$148	$3,496,283	$(129,801)	$19,246	$(489,453)	$2,897,195

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	1,156	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	197,755	2	—	—	4,831	(403)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,499)	—	—	(9,499)
Share-based compensation expense	—	—	—	—	3,177	—	—	—	3,177
Share-based compensation included in severance expense	—	—	—	—	103	—	—	—	103
Foreign currency translation adjustment	—	—	—	—	—	—	3,810	—	3,810
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,498)	—	(7,498)
Net income	—	—	—	—	—	—	—	65,349	65,349
Issuances of common shares	1,064,600	11	—	—	78,982	—	—	—	78,993
Stock option exercises, net	111,815	1	—	—	5,543	(6,276)	—	—	(732)
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(84,343)	(84,343)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2019	78,601,769	$786	14,841,431	$148	$3,597,130	$(146,906)	$8,397	$(546,776)	$2,912,779

Restricted share units issued to Trustees	26,236	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	11,000	—	—	—	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	3,283	—	—	—	3,283
Foreign currency translation adjustment	—	—	—	—	—	—	3,972	—	3,972
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,195)	—	(7,195)
Net income	—	—	—	—	—	—	—	66,594	66,594
Issuances of common shares	2,033,530	21	—	—	157,575	—	—	—	157,596
Stock option exercises, net	5,198	—	—	—	142	(142)	—	—	—
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(86,097)	(86,097)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2019	80,677,733	$807	14,841,431	$148	$3,758,225	$(147,143)	$5,174	$(572,313)	$3,044,898

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par
Balance at June 30, 2019	80,677,733	$807	14,841,431	$148	$3,758,225	$(147,143)	$5,174	$(572,313)	$3,044,898
Purchase of common shares for vesting	—	—	—	—	—	(192)	—	—	(192)
Share-based compensation expense	—	—	—	—	3,372	—	—	—	3,372
Share-based compensation included in severance expense	—	—	—	—	418	—	—	—	418
Foreign currency translation adjustment	—	—	—	—	—	—	(2,267)	—	(2,267)
Change in unrealized gain on derivatives	—	—	—	—	—	—	1,752	—	1,752
Net income	—	—	—	—	—	—	—	34,003	34,003
Issuances of common shares	685,588	6	—	—	52,350	—	—	—	52,356
Stock option exercises, net	1,773	—	—	—	100	(100)	—	—	—
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(87,507)	(87,507)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2019	81,365,094	$813	14,841,431	$148	$3,814,465	$(147,435)	$4,659	$(631,851)	$3,040,799

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$165,946	$212,952
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	16,548
Gain on sale of real estate	(30,405)	(2,688)
Deferred income tax (benefit) expense	(3,268)	755
Gain on sale of investment in direct financing leases	—	(5,514)
Costs associated with loan refinancing or payoff	38,407	31,958
Equity in (income) loss from joint ventures	(524)	17
Distributions from joint ventures	112	567
Depreciation and amortization	127,232	113,889
Amortization of deferred financing costs	4,571	4,307
Amortization of above/below market leases and tenant allowances, net	(224)	(527)
Share-based compensation expense to management and Trustees	9,832	11,295
Share-based compensation expense included in severance expense	521	—
Change in assets and liabilities:
Operating lease assets and liabilities	1,033	—
Mortgage notes accrued interest receivable	(389)	(970)
Accounts receivable	12,935	(13,620)
Direct financing leases receivable	(169)	(500)
Other assets	(3,189)	(2,717)
Accounts payable and accrued liabilities	5,689	11,244
Unearned rents and interest	9,152	23,886
Net cash provided by operating activities	337,262	400,882
Investing activities:
Acquisition of and investments in real estate and other assets	(443,561)	(107,396)
Proceeds from sale of real estate	182,719	19,881
Investment in unconsolidated joint ventures	(325)	—
Proceeds from settlement of derivative	—	30,796
Investment in mortgage notes receivable	(98,071)	(27,719)
Proceeds from mortgage notes receivable paydowns	207,125	272,004
Investment in promissory notes receivable	(10,639)	(7,801)
Proceeds from promissory note receivable paydown	3,637	7,500
Proceeds from sale of investment in direct financing leases, net	—	43,447
Additions to properties under development	(125,635)	(222,840)
Net cash (used) provided by investing activities	(284,750)	7,872
Financing activities:
Proceeds from debt facilities and senior unsecured notes	962,000	870,000
Principal payments on debt	(866,735)	(941,684)
Deferred financing fees paid	(9,343)	(8,643)
Costs associated with loan refinancing or payoff (cash portion)	(36,918)	(28,650)
Net proceeds from issuance of common shares	285,269	734
Impact of stock option exercises, net	(732)	(6)
Purchase of common shares for treasury for vesting	(9,691)	(7,155)
Dividends paid to shareholders	(273,187)	(256,074)
Net cash provided (used) by financing activities	50,663	(371,478)
Effect of exchange rate changes on cash	86	(78)
Net change in cash and cash equivalents and restricted cash	103,261	37,198
Cash and cash equivalents and restricted cash at beginning of the period	18,507	58,986
Cash and cash equivalents and restricted cash at end of the period	$121,768	$96,184
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2019	2018
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$5,872	$41,917
Restricted cash at beginning of the period	12,635	17,069
Cash and cash equivalents and restricted cash at beginning of the period	$18,507	$58,986

Cash and cash equivalents at end of the period	$115,839	$74,153
Restricted cash at end of the period	5,929	22,031
Cash and cash equivalents and restricted cash at end of the period	$121,768	$96,184

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$353,947	$175,198
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$17,590	$18,252
Conversion or reclassification of mortgage notes receivable to real estate investments	$—	$155,185
Operating lease right-of-use assets	$229,620	$—
Operating lease liabilities	$253,486	$—
Sub-lessor straight-line rent receivable	$24,454	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$14,000	$—
Assumption of debt	$18,585	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$101,982	$104,065
Cash paid during the period for income taxes	$1,332	$1,365
Interest cost capitalized	$5,053	$7,235
Change in accrued capital expenditures	$(2,247)	$(6,165)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on February 28, 2019.

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

Real Estate Investments
Real estate investments are carried at initial recorded value less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Tenant improvements, including allowances, are depreciated over the shorter of the lease term or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease.

Management reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable, which is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are generally classified as held for sale once management has initiated an active program to market them for sale and it is probable the assets will be sold within one year. On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Real Estate Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it is a business combination or an asset acquisition.

If the acquisition is determined to be an asset acquisition, the Company records the purchase price and other related costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. In addition, costs incurred for asset acquisitions including transaction costs, are capitalized.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions and pre-opening costs, are included in the accompanying consolidated statements of income as transaction costs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $38.4 million and $33.9 million as of September 30, 2019 and December 31, 2018, respectively, are shown as a reduction of debt. The deferred financing costs of $3.9 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively, related to the unsecured revolving credit facility are included in other assets.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the nine months ended September 30, 2019 and 2018, the Company recognized $10.0 million and $7.0 million, respectively, of straight-line rental revenue, net of write-offs of $1.4 million for the nine months ended September 30, 2019. There were no straight-line write-offs recognized during the nine months ended September 30, 2018.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2019, the Company recognized $5.8 million in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment retail centers, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. As such, certain reclassifications have been made to the 2018 presentation to conform to the 2019 presentation to combine tenant reimbursements with rental revenue. For both the nine months ended September 30, 2019 and 2018, the Company recognized $11.4 million of tenant reimbursements that related to the operations of its entertainment retail centers.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $8.5 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company regularly evaluates the collectibility of its receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. The Company suspends revenue recognition when the collectibility of lease receivables or future lease payments are no longer probable and records a direct write-off of the receivable to rental revenue. For the nine months ended September 30, 2019, the Company recognized $0.3 million in reductions to rental income related to the write-off of tenant receivables. Certain reclassifications have been made to the 2018 presentation to conform to the 2019 presentation related to the Company's former presentation of the allowance for doubtful accounts.

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

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Mortgage and other financing income included participating interest income of $0.6 million for the nine months ended September 30, 2019. No participating interest income was recognized for the nine months ended September 30, 2018. In addition, for the nine months ended September 30, 2019 and 2018, mortgage and other financing income included $2.7 million and $67.3 million, respectively, in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (30%) of the megaplex theatre properties held by the Company at September 30, 2019. For the nine months ended September 30, 2019 and 2018, approximately $92.4 million or 17.6% and $86.3 million or 16.2%, respectively, of the Company's total revenues were derived from rental payments by AMC.

Topgolf USA (Topgolf) was the lessee of a substantial portion (43%) of the recreation properties held by the Company at September 30, 2019. For the nine months ended September 30, 2019 and 2018, approximately $57.6 million or 11.0% and $46.4 million or 8.7%, respectively, of the Company's total revenues were derived from rental payments by Topgolf.

Regal Entertainment Group (Regal) was the lessee of a substantial portion (31%) of the megaplex theatre properties held by the Company at September 30, 2019. For the nine months ended September 30, 2019 and 2018, approximately $53.8 million or 10.2% and $42.6 million or 8.0%, respectively, of the Company's total revenues were derived from rental payments by Regal.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $9.8 million and $11.3 million for the nine months ended September 30, 2019 and 2018, respectively. Share-based compensation included in severance expense in the accompanying consolidated statement of income totaled $0.5 million for the nine months ended September 30, 2019.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $7 thousand and $213 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $8.5 million and $10.2 million for the nine months ended September 30, 2019 and 2018, respectively. Expense recognized related to nonvested shares and included in severance expense in the accompanying consolidated statement of income was $0.5 million for the nine months ended September 30, 2019.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.4 million and $931 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Derivative Instruments
The Company uses derivative instruments to reduce exposure to fluctuations in foreign currency exchange rates and variable interest rates.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as foreign currency risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. For its net investment hedges that hedge the foreign currency exposure of its Canadian investments, the Company has elected to assess hedge effectiveness using a method based on changes in spot exchange rates and record the changes in the fair value amounts excluded from the assessment of effectiveness into earnings on a systematic and rational basis. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. If hedge accounting is not applied, realized and unrealized gains or losses are reported in earnings.

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

ASU No. 2016-13, ASU No. 2018-19 and ASU No. 2019-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company expects to adopt the new standard on its effective date. The Company is finalizing the assessment of this standard and the impact on its consolidated financial statements. It is expected that the adoption will impact the Company's investment in direct financing leases as well as its mortgage notes and notes receivable. It is anticipated that the adoption of the new standard will result in higher provisions for potential loan losses as well as the recognition of such provisions earlier in the life of the receivable. The Company's assessment of the estimated amount of such provision remains in process. The Company does not currently have any loan loss reserves on its consolidated financial statements. The Company will continue its implementation work in 2019 including enhancements to the Company's internal control framework, accounting systems and related documentation surrounding its credit loss process and the preparation of any additional disclosures that will be required.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Buildings and improvements	$5,074,504	$4,593,159
Furniture, fixtures & equipment	126,659	97,463
Land	1,331,586	1,190,568
Leasehold interests	26,041	26,041
	6,558,790	5,907,231
Accumulated depreciation	(989,480)	(883,174)
Total	$5,569,310	$5,024,057
Depreciation expense on real estate investments was $123.0 million and $110.4 million for the nine months ended September 30, 2019 and 2018, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2019 totaled $684.7 million and included investments in each of its operating segments.

Entertainment investment spending during the nine months ended September 30, 2019 totaled $440.4 million, including spending on the acquisition of 24 megaplex theatres totaling $377.8 million, and build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and other entertainment properties.

Recreation investment spending during the nine months ended September 30, 2019 totaled $190.6 million, including spending on the acquisition of two attractions totaling $24.0 million, two mortgage notes secured by two recreation properties totaling $68.7 million and build-to-suit development of golf entertainment complexes and attractions.

Education investment spending during the nine months ended September 30, 2019 totaled $53.4 million, including spending on the acquisition of two early education centers for $5.9 million, and build-to-suit development and redevelopment of public charter schools, early education centers and private schools.

Other investment spending during the nine months ended September 30, 2019 totaled $0.3 million and was related to the Resorts World Catskills project in Sullivan County, New York.

During the nine months ended September 30, 2019, the Company completed the construction of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. The indoor waterpark resort is being operated under a traditional REIT lodging structure and facilitated by a management agreement with an eligible independent contractor. The related operating revenue and expense are included in other income and other expense in the accompanying consolidated statements of income for the nine months ended September 30, 2019. Additionally, during the year ended December 31, 2018, the Company completed the construction of the Resorts World Catskills common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which funded a substantial portion of such construction costs. For the years ended December 31, 2016, 2017 and 2018, the Company received total reimbursements of $74.2 million of construction costs. During the nine months ended September 30, 2019, the Company received an additional reimbursement of $11.5 million.

Dispositions
During the nine months ended September 30, 2019, pursuant to tenant purchase options, the Company completed the sale of nine public charter schools for net proceeds totaling $129.3 million and recognized a combined gain on sale of $28.3 million.

During the nine months ended September 30, 2019, the Company also completed the sale of one recreation property, seven additional education properties and two land parcels for net proceeds totaling $53.3 million and recognized a combined gain on sale of $2.1 million.

On July 1, 2019, the Company received $189.8 million in proceeds representing payment in full on its mortgage notes receivable associated with Schlitterbahn waterparks. Additionally, during the nine months ended September 30, 2019, the Company received $17.8 million in proceeds representing payment in full on a mortgage note receivable that was secured by one public charter school property. In connection with this prepayment, the Company recognized a prepayment fee of $1.8 million that is included in mortgage and other financing income in the accompanying consolidated statements of income.

5. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Receivable from tenants	$4,523	$12,158
Receivable from non-tenants (1)	5,306	1,379
Receivable from Sullivan County Infrastructure Revenue Bonds	—	11,500
Straight-line rent receivable (2)	89,361	73,332
Total	$99,190	$98,369

(1) At September 30, 2019, includes $3.4 million in receivables for proceeds from the Company's Dividend Reinvestment and Direct Share Purchase Plan (DSPP) on common shares processed on September 30, 2019 and received on October 1, 2019. See Note 7 for information related to the Company's DSPP.

(2) At September 30, 2019, includes $25.2 million in sub-lessor straight-line rent receivables. Sub-lessor straight-line receivables relate to the Company's operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these leases. See Note 16 for information related to the Company's leases.

6. Investment in Direct Financing Leases

The Company’s investment in direct financing leases relates to the Company’s leases of two public charter school properties as of September 30, 2019 and December 31, 2018, with affiliates of Imagine Schools, Inc. (Imagine). As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification, therefore these lease arrangements continue to be classified as direct financing leases. Investment in direct financing leases, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Total minimum lease payments receivable	$34,659	$36,352
Estimated unguaranteed residual value of leased assets	16,509	16,509
Less deferred income (1)	(30,441)	(32,303)
Investment in direct financing leases, net	$20,727	$20,558

(1) Deferred income is net of $0.3 million of initial direct costs at September 30, 2019 and December 31, 2018.

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

The Company’s direct financing leases have expiration dates ranging from approximately 12 to 13 years. Future minimum rentals receivable on these direct financing leases at September 30, 2019 are as follows (in thousands):

Amount
Year:
2019	$572
2020	2,333
2021	2,403
2022	2,475
2023	2,550
Thereafter	24,326
Total	$34,659

7. Capital Markets and Dividends

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

Additionally, on June 3, 2019, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its DSPP which permits the issuance of up to 15,000,000 common shares.

During the nine months ended September 30, 2019, the Company issued an aggregate of 3,783,718 common shares under its DSPP for net proceeds of $288.9 million. Subsequent to September 30, 2019, the Company issued 219 thousand common shares under this plan for net proceeds of $16.7 million.

The Company declared regular monthly cash dividends on its common shares during the three and nine months ended September 30, 2019 totaling $1.125 and $3.375 per common share, respectively.

During the three and nine months ended September 30, 2019, the Company also declared cash dividends of $0.359375 and $1.078125 per share, respectively, on its 5.75% Series C cumulative convertible preferred shares, $0.5625 and $1.6875 per share, respectively, on its 9.00% Series E cumulative convertible preferred shares and $0.359375 and $1.078125 per share, respectively, on its 5.75% Series G cumulative redeemable preferred shares.

On August 15, 2019, the Company issued $500.0 million in aggregate principal amount of senior notes due August 15, 2029 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2020 until the stated maturity date of August 15, 2029. The notes were issued at 99.168% of their face value and are unsecured. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt. Net proceeds from the note offering were used for the tender offer and redemption of notes due in 2022 discussed below and to pay down the Company's unsecured revolving credit facility.

On August 19, 2019, $219.4 million of the $350.0 million aggregate principal amount of 5.75% Senior Notes due August 15, 2022 were validly tendered and delivered for consideration of the principal amount outstanding plus a premium of $23.6 million. On September 16, 2019, the Company redeemed all of the remaining outstanding notes that were not validly tendered. The notes were redeemed at a price equal to the principal amount outstanding plus a premium calculated pursuant to the terms of the indenture of $13.3 million, together with accrued and unpaid interest of $0.6 million. In connection with the tender offer and the redemption, the Company recorded a non-cash write off of $1.4 million in deferred financing costs. The premiums paid and the non-cash write off, totaling $38.3 million, were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019.

Additionally, the Company prepaid in full two economic development revenue bonds totaling $24.8 million during the nine months ended September 30, 2019, each with a variable interest rate. See Note 14 for additional information related to the Company's prepayment of these bonds.

8. Unconsolidated Real Estate Joint Ventures

As of September 30, 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the recreation anchored lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of September 30, 2019 and December 31, 2018, the Company had invested $30.5 million and $29.5 million, respectively, in these joint ventures.

As of September 30, 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. See Note 9 for further discussion on these VIEs.

The joint venture that holds the real property partially financed the purchase of the lodging properties with a short-term secured mortgage loan of $60.0 million with a maturity date of June 21, 2019. On March 28, 2019, the joint venture prepaid in full this mortgage loan and entered into a new secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of September 30, 2019, the joint venture had $61.2 million outstanding and total availability of $23.8 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $24.3 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. Additionally, on March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized income of $0.7 million and received no distributions during the nine months ended September 30, 2019 related to the equity investments in these joint ventures. No income or loss was recognized during the nine months ended September 30, 2018 related to the equity investment in these joint ventures.

In addition, as of September 30, 2019 and December 31, 2018, the Company had invested $4.7 million and $4.9 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized a loss of $140 thousand and $17 thousand and received distributions of $112 thousand and $567 thousand from its investment in these joint ventures for the nine months ended September 30, 2019 and 2018, respectively.

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

Consolidated VIEs
As of September 30, 2019, the Company does not have any investments in consolidated VIEs.

Unconsolidated VIE
At September 30, 2019, the Company had a $4.2 million investment in a mortgage note receivable which was considered a variable interest in an unconsolidated VIE. This mortgage note receivable was secured by one public charter school. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding mortgage note and related accrued interest receivable of $4.2 million.

In addition, at September 30, 2019, the Company had $30.5 million of recorded investments in unconsolidated VIEs through joint ventures that own two recreation anchored lodging properties. The Company accounts for these investments in joint ventures under the equity method of accounting. The Company's maximum exposure to loss at September 30, 2019, is its investment in the joint ventures of $30.5 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $24.3 million. See Note 8 for further discussion related to the Company's unconsolidated real estate joint ventures.

While these entities are VIEs, the Company has determined that the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $3.6 million and $10.6 million at September 30, 2019 and December 31, 2018, respectively, and derivative liabilities of $6.0 million at September 30, 2019 and no derivative liabilities at December 31, 2018. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2019 or December 31, 2018. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt or payment of variable-rate amounts from a counterparty which results in the Company recording net interest expense that is fixed over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2019, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. During the quarter ended September 30, 2019, the Company also entered into an interest rate swap agreement designated as a cash flow hedge of interest rate risk effective October 1, 2019 related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding as of September 30, 2019 are summarized below:

Fixed rate	Notional Amount (in millions)	Index	Maturity
3.1450%	$116.7	USD LIBOR	February 7, 2022
3.1575%	116.7	USD LIBOR	February 7, 2022
3.1580%	116.6	USD LIBOR	February 7, 2022
3.3450%	50.0	USD LIBOR	February 7, 2022
Total	$400.0

1.3925%	25.0	USD LIBOR	September 30, 2024
Total	$25.0

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2019, the Company estimates that during the twelve months ending September 30, 2020, $1.7 million will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its four Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties which should hedge a significant portion of the Company's expected CAD denominated cash flows.

As of September 30, 2019, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2019, the Company estimates that during the twelve months ending September 30, 2020, $0.4 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2019, the Company had the following cross-currency swaps designated as net investment hedges:

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.32 CAD per USD	$100.0	July 1, 2023
$1.32 CAD per USD	100.0	July 1, 2023
Total	$200.0

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2019 and 2018.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2019 and 2018 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2019	2018	2019	2018
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(1,106)	$1,434	$(8,958)	$8,328
Amount of Income Reclassified from AOCI into Earnings (1)	174	433	1,352	695
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	134	(294)	(342)	767
Amount of Income Reclassified from AOCI into Earnings (2)	135	91	426	1,266

Net Investment Hedges
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	3,033	(2,164)	(1,863)	(2,755)
Amount of Income Recognized in Earnings (2)(3)	139	124	423	124
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	—	5	—	8,560
Amount of Expense Reclassified from AOCI into Earnings (2)	—	—	—	—

Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$2,061	$(1,019)	$(11,163)	$14,900
Amount of Income Reclassified from AOCI into Earnings	309	524	1,778	1,961
Amount of Income Recognized in Earnings	139	124	423	124

Interest expense, net in accompanying consolidated statements of income	$36,640	$33,576	$106,744	$101,992
Other income in accompanying consolidated statements of income	$11,464	$365	$17,534	$1,641
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
(2) Included in "Other income" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
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

As of September 30, 2019, the fair value of the Company's derivatives in a liability position related to these agreements was $6.0 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset of $4.1 million. As of September 30, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2019 and December 31, 2018 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Balance at end of period
September 30, 2019
Cross-Currency Swaps*	$—	$3,646	$—	$3,646
Interest Rate Swap Agreements**	$—	$(5,966)	$—	$(5,966)
December 31, 2018
Cross-Currency Swaps*	$—	$6,278	$—	$6,278
Interest Rate Swap Agreements*	$—	$4,344	$—	$4,344
*Included in "Other assets" in the accompanying consolidated balance sheets.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2019 and December 31, 2018:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2019, the Company had a carrying value of $413.7 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.92%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.61%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.00% to 9.50%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $453.8 million with an estimated weighted average market rate of 7.92% at September 30, 2019.

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

Investment in direct financing leases, net:
At September 30, 2019 and December 31, 2018, the Company had an investment in direct financing leases with a carrying value of $20.7 million and $20.6 million, respectively, and a weighted average effective interest rate of 12.04% for both periods. At September 30, 2019 and December 31, 2018, the investment in direct financing leases bears interest at effective rates of 11.93% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at September 30, 2019 and December 31, 2018.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2019, the Company had a carrying value of $425.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 3.13%. The carrying value of the variable rate debt outstanding approximated the fair value at September 30, 2019.

At December 31, 2018, the Company had a carrying value of $455.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.84%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2018.

At September 30, 2019 and December 31, 2018, $425.0 million and $350.0 million, respectively, of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At September 30, 2019, the Company had a carrying value of $2.72 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.54%. Discounting the future cash flows for fixed rate debt using September 30, 2019 market rates of 3.11% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.85 billion with an estimated weighted average market rate of 3.66% at September 30, 2019.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands except per share information):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$34,003			$165,946
Less: preferred dividend requirements	(6,034)			(18,102)
Net income available to common shareholders	$27,969	77,632	$0.36	$147,844	76,169	$1.94
Diluted EPS:
Net income available to common shareholders	$27,969	77,632		$147,844	76,169
Effect of dilutive securities:
Share options	—	32		—	38
Net income available to common shareholders	$27,969	77,664	$0.36	$147,844	76,207	$1.94

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$91,833			$212,952
Less: preferred dividend requirements	(6,036)			(18,108)
Net income available to common shareholders	$85,797	74,345	$1.15	$194,844	74,274	$2.62
Diluted EPS:
Net income available to common shareholders	$85,797	74,345		$194,844	74,274
Effect of dilutive securities:
Share options	—	59		—	42
Net income available to common shareholders	$85,797	74,404	$1.15	$194,844	74,316	$2.62

The additional 2.2 million and 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares for the three and nine months ended September 30, 2019 and 2018, respectively, and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for both the three and nine months ended September 30, 2019 and 2018 and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2019 and 2018. However, options to purchase 4 thousand common shares at per share prices ranging from $73.84 to $76.63 were outstanding for the three and nine months ended September 30, 2019 but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4 thousand and 80 thousand common shares at per share prices ranging from $61.79 to $76.63 were outstanding for the three and nine months ended September 30, 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2019, there were 1,091,880 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98
Exercised	(118,786)	19.02	—	61.79	48.71
Granted	1,941	73.84	—	73.84	73.84
Outstanding at September 30, 2019	118,030	$44.62	—	$76.63	$55.63

The weighted average fair value of options granted was $4.64 and $3.03 during the nine months ended September 30, 2019 and 2018, respectively. The intrinsic value of share options exercised was $2.8 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2019 and 2018 was $7 thousand and $0.2 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the nine months ended September 30, 2019: risk-free interest rate of 2.4%, dividend yield of 6.7%, volatility factors in the expected market price of the Company’s common shares of 19.1%, 0.75% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding and exercisable options at September 30, 2019:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 44.62 - 49.99	31,445	2.3			31,445	2.3
50.00 - 59.99	31,710	4.8			28,834	4.4
60.00 - 69.99	50,719	5.4			50,719	5.4
70.00 - 76.63	4,156	8.3			1,108	7.4
	118,030	4.5	$55.63	$2,505	112,106	4.3	$55.08	$2,442

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	655,056	$64.16
Granted	208,755	74.13
Vested	(346,145)	64.66
Forfeited	(8,328)	66.38
Outstanding at September 30, 2019	509,338	$67.88	1.11

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $22.7 million (including $4.9 million related to the severance of the Company's former Senior Vice President and Chief Investment Officer as well as other employees) and $16.0 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, unamortized share-based compensation expense related to nonvested shares was $18.2 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	23,571	$61.25
Granted	27,392	77.19
Vested	(24,727)	61.62
Outstanding at September 30, 2019	26,236	$77.54	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. At September 30, 2019, unamortized share-based compensation expense related to restricted share units was $1.4 million.

14. Other Commitments and Contingencies

As of September 30, 2019, the Company had the following future commitments to fund development projects:

	Number of projects	Commitment (in millions)
Entertainment	6	$31.2
Recreation	2	25.1
Education	1	3.9
Total	9	$60.2

Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2019, the Company had four mortgage notes and notes receivable with commitments totaling approximately $11.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

At December 31, 2018, the Company had $5.3 million in other assets and $16.1 million in other liabilities related to the Company's payment guarantees of two economic development revenue bonds. During the nine months ended September 30, 2019, the Company prepaid in full the two economic development revenue bonds totaling $24.8 million and the other asset and liability related to the Company's obligation to stand ready to perform under the terms of the guarantees were extinguished. The Company took ownership of and recorded the leasehold interest and improvements for the theatre in Louisiana that secured one of the bonds at fair value which approximated $14.0 million at September 30, 2019. No gain or loss was recognized on these transactions. At September 30, 2019, the Company does not have any remaining guarantee assets or liabilities.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2019, the Company had three surety bonds outstanding totaling $30.4 million.

Early Childhood Education Tenant
Since 2017, the Company and Children’s Learning Adventure USA, LLC (CLA) have been involved in lengthy negotiations and legal proceedings regarding a restructuring of CLA and the ultimate disposition of the properties owned by the Company and leased to CLA. As a result of those negotiations, the Company and CLA have undertaken a process that provides for the continuation of the lease to CLA and the transfer of the properties one at a time to Crème de la Crème (Crème) as it receives the necessary licenses and permits for each property. In February 2019, the Company entered into new leases with Crème on all of the 21 operating CLA properties owned by the Company. These leases are contingent upon the Company delivering possession of the properties to Crème and include different financial terms based on whether CLA delivers to Crème the assets associated with the in-place operations of the school. The leases with Crème have 20 year terms that commence upon Crème beginning operations of the schools. Additionally, both the Company and Crème have early termination rights based on school level economic performance. During the nine months ended September 30, 2019, CLA transferred 13 of the properties to Crème. Consideration provided by the Company for such transfers during the nine months ended September 30, 2019 included the release of CLA for past due rent obligations related to the transferred properties, previously fully reserved by the Company. Additional consideration was paid of approximately $9.2 million which includes approximately $2.6 million for equipment used in the operations of these schools recorded in notes receivable and due from Crème, and $6.6 million recognized in transaction costs. Subsequent to September 30, 2019, four additional properties were transferred to Crème, resulting in a transfer of 17 of the properties to Crème since commencement of the process. As of October 30, 2019, there are four properties remaining to be transferred from CLA to Crème.

CLA continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress transferring the properties and with its license applications and preparations to begin operating the remaining four schools. This process is expected to be complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the remaining properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the remaining properties. If the Company is unable to transfer the remaining four properties to Crème with in-place operations, the Company intends to take possession of the properties and transfer them without operations. If some or all of the four remaining schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Recreation, Education and Other. The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,829,477	$2,233,445	$1,243,761	$195,217	$131,390	$6,633,290

	As of December 31, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,344,855	$2,187,808	$1,366,278	$207,724	$24,725	$6,131,390

Operating Data:
	Three Months Ended September 30, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$87,720	$42,784	$27,643	$3,115	$—	$161,262
Other income	1,202	9,988	—	—	274	11,464
Mortgage and other financing income	382	6,238	5,516	—	—	12,136
Total revenue	89,304	59,010	33,159	3,115	274	184,862

Property operating expense	9,497	2,843	1,107	997	219	14,663
Other expense	864	10,539	—	—	—	11,403
Total investment expenses	10,361	13,382	1,107	997	219	26,066
Net operating income - before unallocated items	78,943	45,628	32,052	2,118	55	158,796

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(11,600)
Severance expense						(1,521)
Costs associated with loan refinancing or payoff						(38,407)
Interest expense, net						(36,640)
Transaction costs						(5,959)
Depreciation and amortization						(45,134)
Equity in loss from joint ventures						(435)
Gain on sale of real estate						14,303
Income tax benefit						600
Net income						34,003
Preferred dividend requirements						(6,034)
Net income available to common shareholders of EPR Properties						$27,969

Operating Data:
	Three Months Ended September 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$75,552	$36,215	$26,851	$2,287	$—	$140,905
Other income	143	—	—	—	222	365
Mortgage and other financing income	612	29,678	4,849	—	—	35,139
Total revenue	76,307	65,893	31,700	2,287	222	176,409

Property operating expense	5,917	34	407	449	161	6,968
Other expense	—	118	—	—	—	118
Total investment expenses	5,917	152	407	449	161	7,086
Net operating income - before unallocated items	70,390	65,741	31,293	1,838	61	169,323

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(11,424)
Interest expense, net						(33,576)
Transaction costs						(1,101)
Depreciation and amortization						(38,623)
Equity in income from joint ventures						20
Gain on sale of real estate						2,215
Gain on sale of investment in direct financing leases						5,514
Income tax expense						(515)
Net income						91,833
Preferred dividend requirements						(6,036)
Net income available to common shareholders of EPR Properties						$85,797

Operating Data:
	Nine Months Ended September 30, 2019
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$251,951	$126,199	$82,409	$8,756	$—	$469,315
Other income	2,787	13,897	—	—	850	17,534
Mortgage and other financing income	545	24,204	13,504	—	—	38,253
Total revenue	255,283	164,300	95,913	8,756	850	525,102

Property operating expense	29,993	8,306	3,275	2,974	679	45,227
Other expense	1,893	17,601	—	—	—	19,494
Total investment expenses	31,886	25,907	3,275	2,974	679	64,721
Net operating income - before unallocated items	223,397	138,393	92,638	5,782	171	460,381

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(35,540)
Severance expense						(1,941)
Costs associated with loan refinancing or payoff						(38,407)
Interest expense, net						(106,744)
Transaction costs						(18,005)
Depreciation and amortization						(127,232)
Equity in income from joint ventures						524
Gain on sale of real estate						30,405
Income tax benefit						2,505
Net income						165,946
Preferred dividend requirements						(18,102)
Net income available to common shareholders of EPR Properties						$147,844

Operating Data:
	Nine Months Ended September 30, 2018
	Entertainment	Recreation	Education	Other	Corporate/Unallocated	Consolidated
Rental revenue	$225,040	$104,090	$74,885	$6,833	$—	$410,848
Other income	147	62	—	—	1,432	1,641
Mortgage and other financing income	3,514	100,923	17,318	—	—	121,755
Total revenue	228,701	205,075	92,203	6,833	1,432	534,244

Property operating expense	17,962	91	1,880	1,452	481	21,866
Other expense	—	118	—	—	—	118
Total investment expenses	17,962	209	1,880	1,452	481	21,984
Net operating income - before unallocated items	210,739	204,866	90,323	5,381	951	512,260

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(36,724)
Litigation settlement expense						(2,090)
Costs associated with loan refinancing or payoff						(31,958)
Interest expense, net						(101,992)
Transaction costs						(2,115)
Impairment charges						(16,548)
Depreciation and amortization						(113,889)
Equity in loss from joint ventures						(17)
Gain on sale of real estate						2,688
Gain on sale of investment in direct financing leases						5,514
Income tax expense						(2,177)
Net income						212,952
Preferred dividend requirements						(18,108)
Net income available to common shareholders of EPR Properties						$194,844

16. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 30 years. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018 (2)
	Operating leases	Sub-lessor operating ground leases		Operating leases
	Amount (1)	Amount (1)	Total	Amount (1)
Year:
2019	$141,626	$6,139	$147,765	$520,139
2020	556,890	23,975	580,865	503,344
2021	546,544	24,371	570,915	492,165
2022	533,426	23,798	557,224	477,671
2023	506,118	23,138	529,256	449,686
Thereafter	4,641,759	253,977	4,895,736	3,953,717
Total	$6,926,363	$355,398	$7,281,761	$6,396,722
(1) Included in rental revenue.
(2) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

In addition to its lessor arrangements on its real estate investments, as of September 30, 2019 and December 31, 2018, the Company was lessee in 58 operating ground leases as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of September 30, 2019, the ground lease arrangements have remaining terms ranging from two years to 47 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of September 30, 2019, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at September 30, 2019 and December 31, 2018, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	September 30, 2019		December 31, 2018 (3)
	Ground Leases (1)	Office lease (2)	Ground Leases	Office lease (2)
Year:
2019	$6,345	$214	$22,867	$856
2020	24,592	856	23,236	856
2021	25,036	884	23,600	884
2022	24,468	967	22,996	967
2023	23,812	967	22,303	967
Thereafter	271,911	2,658	257,446	2,658
Total lease payments	$376,164	$6,546	$372,448	$7,188
Less: imputed interest	137,368	984
Present value of lease liabilities	$238,796	$5,562
(1) Included in property operating expense.
(2) Included in general and administrative expense.
(3) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of September 30, 2019 (in thousands):

		As of
	Classification	September 30, 2019
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$214,106
Office lease asset	Operating lease right-of-use assets	5,353
Total operating lease right-of-use assets		$219,459

Sub-lessor straight-line rent receivable	Accounts receivable	25,183
Total leased assets		$244,642

Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$238,796
Office lease liability	Operating lease liabilities	5,562
Total lease liabilities		$244,358

The following table summarizes the lease costs and sublease income for the three and nine months ended September 30, 2019 (in thousands):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating ground lease cost	Property operating expense	$6,407	$18,410
Operating office lease cost	General and administrative expense	226	682

Sublease income	Rental revenue	(5,931)	(17,489)
Net lease cost		$702	$1,603

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate as of September 30, 2019:

As of
September 30, 2019
Weighted-average remaining lease term in years
Operating ground leases	16.8
Operating office lease	7.0

Weighted-average discount rate
Operating ground leases	4.95%
Operating office lease	4.62%

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

We group our investments into four reportable operating segments: Entertainment, Recreation, Education and Other. As of September 30, 2019, our total assets were approximately $6.6 billion (after accumulated depreciation of approximately $1.0 billion) which included investments in each of our four operating segments.

•
Our Entertainment segment included investments in 176 megaplex theatre properties, seven entertainment retail centers (which include seven additional megaplex theatre properties) and 12 other entertainment properties. Our portfolio of owned entertainment properties consisted of 14.7 million square feet and was 99% leased, including megaplex theatres that were 100% leased.

•
Our Recreation segment included investments in 12 ski areas, 20 attractions, 36 golf entertainment complexes and 15 other recreation properties. Our portfolio of owned recreation properties was 100% leased.

•
Our Education segment included investments in 49 public charter school properties, 72 early education centers and 16 private schools. Our portfolio of owned education properties consisted of 4.1 million square feet and was 98% leased.

•	Our Other segment consisted primarily of land under ground lease, property under development and land held for development related to the Resorts World Catskills project in Sullivan County, New York.

The combined owned portfolio consisted of 23.1 million square feet and was 99% leased with properties located in 42 states and Ontario, Canada. As of September 30, 2019, we had a total of approximately $31.8 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $7.2 billion at September 30, 2019. Of our total investments of $7.2 billion at September 30, 2019, $3.4 billion or 47% related to our Entertainment segment, $2.3 billion or 32% related to our Recreation segment, $1.3 billion or 18% related to our Education segment and $196.5 million or 3% related to our Other segment. Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the definition and calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2019 and December 31, 2018.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total revenue	$184.9	$176.4	5%	$525.1	$534.2	(2)%
Net income available to common shareholders per diluted share	$0.36	$1.15	(69)%	$1.94	$2.62	(26)%
FFOAA per diluted share	$1.46	$1.58	(8)%	$4.19	$4.70	(11)%

The major factors impacting our results for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018 were as follows:

•	The effect of investment spending that occurred in 2019 and 2018;

•
The increase in lease revenue and property operating expenses related to our existing ground leases (leases in which we are a sub-lessor and lessee) and the gross-up of the tenant reimbursed expenses recognized in accordance with Accounting Standards Update ("ASU") No. 2016-02 Leases ("Topic 842"). For further information on our operating leases and the adoption of Topic 842, see Note 16 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q;

•	The increase in other income and other expenses from primarily from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York;

•
Property dispositions and mortgage note payoffs that occurred in 2019 and 2018, including $20.0 million and $67.3 million in prepayment fees received in the three and nine months ended September 30, 2018, respectively, from the partial payoff of two non-education mortgage notes as well as higher gains on sales of real estate during the three and nine months ended September 30, 2019;

•	The costs associated with loan refinancing or payoff during the three months ended September 30, 2019 related to our tender and redemption of our 5.75% Senior Notes due 2022;

•	The increase in termination fees included in gain on sale related to the sale of education properties; and

•	The increase in common shares outstanding as a result of new issuances.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the impairment of mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the nine months ended September 30, 2019, there were no changes to critical accounting policies except as noted below.

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

Recent Developments and Capital Recycling

Investment Spending

Our investment spending during the nine months ended September 30, 2019 totaled $684.7 million and included investments in each of our operating segments.

Entertainment investment spending during the nine months ended September 30, 2019 totaled $440.4 million, including spending on the acquisition of 24 megaplex theatres totaling $377.8 million, and build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and other entertainment properties.

Recreation investment spending during the nine months ended September 30, 2019 totaled $190.6 million, including spending on the acquisition of two attractions totaling $24.0 million, two mortgage notes secured by two recreation properties totaling $68.7 million and build-to-suit development of golf entertainment complexes and attractions.

Education investment spending during the nine months ended September 30, 2019 totaled $53.4 million, including spending on the acquisition of two early education center for $5.9 million, and build-to-suit development and redevelopment of public charter schools, early education centers and private schools.

Other investment spending during the nine months ended September 30, 2019 totaled $0.3 million and was related to the Resorts World Catskills project in Sullivan County, New York.

During the nine months ended September 30, 2019, we completed the construction of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. The indoor waterpark resort is being operated under a traditional REIT lodging structure and facilitated by a management agreement with an eligible independent contractor. The related operating revenue and expense are included in other income and other expense in the accompanying consolidated statements of income for the nine months ended September 30, 2019.

The following table details our investment spending by category during the nine months ended September 30, 2019 and 2018 (in thousands):

Nine Months Ended September 30, 2019
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$440,343	$13,445	$31,549	$379,149	$16,200	$—
Recreation	190,635	89,013	1,211	23,963	75,343	1,105
Education	53,424	33,235	858	5,871	13,460	—
Other	258	258	—	—	—	—
Total Investment Spending	$684,660	$135,951	$33,618	$408,983	$105,003	$1,105

Nine Months Ended September 30, 2018
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$60,013	$30,407	$22,111	$7,495	$—	$—
Recreation	224,443	168,477	457	44,206	11,303	—
Education	70,508	38,099	—	17,691	14,718	—
Other	29	29	—	—	—	—
Total Investment Spending	$354,993	$237,012	$22,568	$69,392	$26,021	$—

The above amounts include $34 thousand and $70 thousand in capitalized payroll, $5.0 million and $7.2 million in capitalized interest and $0.4 million and $0.7 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2019 and 2018, respectively. Excluded from the table above is approximately $13.2 million and $10.8 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2019 and 2018, respectively.

Property Dispositions

During the nine months ended September 30, 2019, pursuant to tenant purchase options, we completed the sale of nine public charter schools for net proceeds totaling $129.3 million. In connection with these sales, we recognized a combined gain on sale of $28.3 million.

During the nine months ended September 30, 2019, we also completed the sale of one recreation property, seven additional education properties and two land parcels for net proceeds totaling $53.3 million and recognized a combined gain on sale of $2.1 million.

Mortgage Notes Receivable
On July 1, 2019, we received $189.8 million in proceeds representing payment in full on our mortgage notes receivable from SVVI, LLC (Schlitterbahn Group) that were secured by three waterparks and adjacent land. Additionally, during the nine months ended September 30, 2019, we received $17.8 million in proceeds representing payment in full on a mortgage note receivable that was secured by one public charter school property. In connection with this prepayment, we recognized a prepayment fee of $1.8 million that is included in mortgage and other financing income in the accompanying consolidated statements of income included in this Quarterly Report on Form 10-Q.

Recreation Tenant Update
During the three months ended September 30, 2019, Vail Resorts, Inc. ("Vail") completed their acquisition of Peak Resorts, Inc. ("Peak").  As a result, Vail operates eight of our ski investments that were previously operated by Peak in addition to the NorthStar resort in California.  We expect to continue holding these investments with no structural changes.

Early Childhood Education Tenant Update
In February 2019, we entered into new leases with Crème de la Crème ("Crème") on all of the 21 operating early childhood education properties owned by us and leased to Children's Leaning Adventure USA ("CLA"). These leases are contingent upon us delivering possession of the properties to Crème and include different financial terms based on whether CLA delivers to Crème the in-place operations of the school. The leases with Crème have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, both we and Crème have early termination rights based on school level economic performance. During the nine months ended September 30, 2019, CLA transferred 13 of the properties to Crème. Consideration provided by us for such transfers during the nine months ended September 30, 2019 included the release of CLA for past due rent obligations related to the transferred properties, previously fully reserved by us. Additional consideration was paid of approximately $9.2 million which includes approximately $2.6 million for equipment used in the operations of these schools recorded in notes receivable and due from Crème, and $6.6 million recognized in transaction costs. Subsequent to September 30, 2019, four additional properties were transferred to Crème, resulting in a transfer of 17 of the properties to Crème since the commencement of the process. As of October 30, 2019, there are four properties remaining to be transferred from CLA to Crème.

CLA continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made substantial progress transferring the properties and with its license applications and preparations to begin operating the remaining four schools. This process is expected to be complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the remaining properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the remaining properties. If we are unable to transfer the remaining four properties to Crème with in-place operations, we intend to take possession of the properties and transfer them without operations. If some or all of the four remaining schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème. See Part II, Item 1 "Legal Proceedings" for additional information.

Results of Operations

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2019	2018		2019	2018
Minimum rent (1)	$148,584	$131,449	$17,135	$433,284	$386,531	$46,753
Percentage rent (2)	3,032	2,655	377	8,534	5,659	2,875
Straight-line rent	4,399	3,079	1,320	10,036	7,013	3,023
Tenant reimbursements (3)	5,156	3,655	1,501	17,193	11,404	5,789
Other rental revenue	91	67	24	268	241	27
Total Rental Revenue	$161,262	$140,905	$20,357	$469,315	$410,848	$58,467

Other income (4)	11,464	365	11,099	17,534	1,641	15,893
Mortgage and other financing income (5)	12,136	35,139	(23,003)	38,253	121,755	(83,502)
Total revenue	$184,862	$176,409	$8,453	$525,102	$534,244	$(9,142)

(1)For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, the increase in minimum rent resulted from $13.3 million of rental revenue related to property acquisitions and developments completed in 2019 and 2018 and an increase of $0.4 million in rental revenue related to our 21 early education properties that are being transferred from CLA to Crème. In addition, during the three months ended September 30, 2019, we recognized $5.7 million in lease revenue on our existing operating ground leases in which we are sub-lessor, in connection with our adoption of Topic 842. These increases were partially offset by a decrease of $2.3 million from property dispositions.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the increase in minimum rent resulted from $30.5 million of rental revenue related to property acquisitions and developments completed in 2019 and 2018, an increase of $3.5 million in rental revenue related to our 21 early education properties that are being transferred from CLA to Crème and an increase of $0.4 million in rental revenue on existing properties. In addition, during the nine months ended September 30, 2019, we recognized $16.9 million in lease revenue on our existing operating ground leases in which we are sub-lessor, in connection with our adoption of Topic 842. These increases were partially offset by a decrease of $4.5 million from property dispositions.

During the three months ended September 30, 2019, we renewed three lease agreements on approximately 228 thousand square feet and funded or agreed to fund an average of $35.98 per square foot in tenant improvements. We experienced an increase of approximately 9.56% in rental rates and paid no leasing commissions with respect to these lease renewals.

During the nine months ended September 30, 2019, we renewed seven lease agreements on approximately 556 thousand square feet and funded or agreed to fund an average of $24.32 per square foot in tenant improvements. We experienced an increase of approximately 5.2% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent related primarily to higher percentage rent recognized during the three months ended September 30, 2019 from two of our education tenants and higher percentage rent recognized during the nine months ended September 30, 2019 from one of our ski properties as well as from two of our education tenants.

(3) The increase in tenant reimbursements related primarily to the gross up of tenant reimbursed expenses of $1.5 million and $5.8 million recognized during the three and nine months ended September 30, 2019, respectively, in accordance with Topic 842.

(4) The increase in other income for the three and nine months ended September 30, 2019 related primarily to the operating income from the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, as well as the operating income from a theatre.

(5) The decrease in mortgage and other financing income was primarily due to prepayment fees received in connection with partial prepayments on two non-education mortgage notes during the three and nine months ended September 30, 2018 totaling $20.0 million and $67.3 million, respectively, as well as note payoffs and the sale of four public charter school properties classified as direct financing leases in 2018.
Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2019	2018		2019	2018
Property operating expense (1)	$14,663	$6,968	$(7,695)	$45,227	$21,866	$(23,361)
Other expense (2)	11,403	118	(11,285)	19,494	118	(19,376)
General and administrative expense	11,600	11,424	(176)	35,540	36,724	1,184
Severance expense	1,521	—	(1,521)	1,941	—	(1,941)
Litigation settlement expense (3)	—	—	—	—	2,090	2,090
Costs associated with loan refinancing or payoff (4)	38,407	—	(38,407)	38,407	31,958	(6,449)
Interest expense, net (5)	36,640	33,576	(3,064)	106,744	101,992	(4,752)
Transaction costs (6)	5,959	1,101	(4,858)	18,005	2,115	(15,890)
Impairment charges (7)	—	—	—	—	16,548	16,548
Depreciation and amortization (8)	45,134	38,623	(6,511)	127,232	113,889	(13,343)
Equity in (loss) income from joint ventures	(435)	20	(455)	524	(17)	541
Gain on sale of real estate (9)	14,303	2,215	12,088	30,405	2,688	27,717
Gain on sale of investment in direct financing leases (10)	—	5,514	(5,514)	—	5,514	(5,514)
Income tax benefit (expense) (11)	600	(515)	1,115	2,505	(2,177)	4,682
Preferred dividend requirements	6,034	6,036	2	18,102	18,108	6
(1) Our property operating expenses arise from the operations of our retail centers and other specialty properties as well as operating ground lease expense and the gross up of tenant reimbursed expenses. The increase in property operating expenses resulted primarily from ground lease expense of $6.4 million and $18.3 million from our existing operating ground leases as well as the gross up of tenant reimbursed expenses of $1.5 million and $5.8 million recognized during the three and nine months ended September 30, 2019, respectively, in accordance with Topic 842, adopted January 1, 2019.
(2) Other expenses for the three and nine months ended September 30, 2019 related to operating expenses for the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, as well as operating expense for a theatre.
(3) Litigation settlement expense recognized during the nine months ended September 30, 2018 related to the settlement of our litigation with the Cappelli Group.
(4) Costs associated with loan refinancing or payoff for the three and nine months ended September 30, 2019 related to the tender and redemption of the 5.75% Senior Notes due 2022. Costs associated with loan refinancing or payoff for the nine months ended September 30, 2018 related to the redemption of the 7.75% Senior Notes due 2020.
(5) The increase in our net interest expense for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 resulted primarily from an increase in average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable as well as a decrease in interest cost capitalized on development projects.
(6) The increase in transaction costs for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to pre-opening costs related to the Kartrite Resort and Indoor Waterpark in Sullivan County, New York, which opened in May 2019, as well as costs related to the transfer of our CLA properties to Crème.

(7) Impairment charges recognized during the nine months ended September 30, 2018 related to two partially completed early education centers and two land parcels with site improvements.

(8) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2018 and 2019 and was partially offset by property dispositions that occurred during 2018 and 2019.

(9) The gain on sale of real estate for the three and nine months ended September 30, 2019 related to the sale of six properties and 19 properties, respectively. The gain on sale of real estate for the three and nine months ended September 30, 2018 related to the sale of two properties and four properties, respectively. See Note 4 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on 2019 dispositions.

(10) Gain on sale of investment in direct financing leases for the three and nine months ended September 30, 2018 related to the sale of four public charter school properties leased to Imagine.

(11) The change in income tax benefit for the three and nine months ended September 30, 2019 compared to income tax expense for the three and nine months ended September 30, 2018 is primarily related to lower deferred taxes due to the treatment of pre-opening costs and other expected tax losses for the Kartrite Resort and Indoor Waterpark in Sullivan County, New York as well as certain expenses related to our Canadian trust.

Liquidity and Capital Resources

Cash and cash equivalents were $115.8 million at September 30, 2019. In addition, we had restricted cash of $5.9 million at September 30, 2019. Of the restricted cash at September 30, 2019, $3.8 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $2.1 million primarily related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Equity Issuances

At September 30, 2019, we had total debt outstanding of $3.1 billion of which 99% was unsecured.

At September 30, 2019, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At September 30, 2019, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 3.02% at September 30, 2019.

At September 30, 2019, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 3.16% at September 30, 2019. As of September 30, 2019, $400.0 million of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022 at 3.15% for $350.0 million of borrowings and 3.35% for the remaining $50.0 million of borrowings.

At September 30, 2019, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.

At September 30, 2019, we had $25.0 million in a secured bond which bears interest at a floating rate. During the quarter ended September 30, 2019, we entered into an interest rate swap agreement to fix the interest rate at 1.39% on this secured bond from October 1, 2019 to September 30, 2024.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. We were in compliance with all financial covenants under our debt instruments at September 30, 2019.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2019.

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

Additionally, on June 3, 2019, we filed a shelf registration statement with the SEC, which is effective for a term of three years, for our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") which permits the issuance of up to 15,000,000 common shares.

During the nine months ended September 30, 2019, we issued an aggregate of 3,783,718 common shares under our DSPP for net proceeds of $288.9 million. Subsequent to September 30, 2019, we issued 219 thousand common shares under this plan for net proceeds of $16.7 million.

On August 15, 2019, we issued $500.0 million in aggregate principal amount of senior notes due August 15, 2029 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2020 until the stated maturity date of August 15, 2029. The notes were issued at 99.168% of their face value and are unsecured. We used the net proceeds from the note offering of approximately $491.2 million to complete the tender offer and redemption of our 5.75% Senior Notes due August 15, 2022, discussed below and to pay down our unsecured revolving credit facility.

On August 19, 2019, $219.4 million of the $350.0 million aggregate principal amount of 5.75% Senior Notes due August 15, 2022 were validly tendered and delivered for consideration of the principal amount outstanding plus a premium of $23.6 million. On September 16, 2019, we redeemed all of the remaining outstanding notes that were not validly tendered. The notes were redeemed at a price equal to the principal amount outstanding plus a premium calculated pursuant to the terms of the indenture of $13.3 million, together with accrued and unpaid interest of $0.6 million. In connection with the tender offer and the redemption, we recorded a non-cash write off of $1.4 million in deferred financing costs. The premiums paid and the non-cash write off, totaling $38.3 million, were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019.

Additionally, we prepaid in full two economic development revenue bonds totaling $24.8 million during the nine months ended September 30, 2019, each with a variable interest rate. See Note 14 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to our prepayment of these bonds.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$337,262	$400,882
Net cash (used) provided by investing activities	(284,750)	7,872
Net cash provided (used) by financing activities	50,663	(371,478)

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

Commitments

As of September 30, 2019, we had the following future commitments to fund development projects:

	Number of properties	Commitment (in millions)	Expected to fund in 2019 (in millions)
Entertainment	6	$31.2	$7.1
Recreation	2	25.1	0.2
Education	1	3.9	2.8
Total	9	$60.2	$10.1

Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2019, we had four notes receivable with commitments totaling approximately $11.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2019, we had three surety bonds outstanding totaling $30.4 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt payments due until 2023. Our sources of liquidity as of September 30, 2019 to pay the 2019 commitments described above include the amount available under our unsecured revolving credit facility of $1.0 billion at September 30, 2019, as well as unrestricted cash on hand of $115.8 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2019.

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
We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.2x as of September 30, 2019 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter, dispositions and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 40% as of September 30, 2019. Our net debt as a percentage of our total market capitalization at September 30, 2019 was 32%. We calculate our total market capitalization of $9.4 billion by aggregating the following at September 30, 2019:

•	Common shares outstanding of 78,239,525 multiplied by the last reported sales price of our common shares on the NYSE of $76.86 per share, or $6.0 billion;

•	Aggregate liquidation value of our Series C cumulative convertible preferred shares of $134.9 million;

•	Aggregate liquidation value of our Series E cumulative convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G cumulative redeemable preferred shares of $150.0 million; and

•	Net debt of $3.0 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, severance expense, litigation settlement expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options, impairment of direct financing leases (allowance for lease loss portion) and provision for loan losses and subtracting gain on early extinguishment of debt, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2019 and 2018 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFO:
Net income available to common shareholders of EPR Properties	$27,969	$85,797	$147,844	$194,844
Gain on sale of real estate	(14,303)	(2,215)	(30,405)	(2,688)
Gain on sale of investment in direct financing leases	—	(5,514)	—	(5,514)
Impairment of real estate investments	—	—	—	16,548
Real estate depreciation and amortization	44,863	38,388	126,475	113,211
Allocated share of joint venture depreciation	553	54	1,662	170
FFO available to common shareholders of EPR Properties	$59,082	$116,510	$245,576	$316,571

FFO available to common shareholders of EPR Properties	$59,082	$116,510	$245,576	$316,571
Add: Preferred dividends for Series C preferred shares	—	1,940	5,817	5,820
Add: Preferred dividends for Series E preferred shares	—	1,939	5,817	5,817
Diluted FFO available to common shareholders of EPR Properties	$59,082	$120,389	$257,210	$328,208
FFOAA:
FFO available to common shareholders of EPR Properties	$59,082	$116,510	$245,576	$316,571
Costs associated with loan refinancing or payoff	38,407	—	38,407	31,958
Transaction costs	5,959	1,101	18,005	2,115
Severance expense	1,521	—	1,941	—
Litigation settlement expense	—	—	—	2,090
Termination fee included in gain on sale	11,324	1,864	22,858	1,864
Deferred income tax (benefit) expense	(984)	92	(3,268)	755
FFOAA available to common shareholders of EPR Properties	$115,309	$119,567	$323,519	$355,353
FFOAA available to common shareholders of EPR Properties	$115,309	$119,567	$323,519	$355,353
Add: Preferred dividends for Series C preferred shares	1,939	1,940	5,817	5,820
Add: Preferred dividends for Series E preferred shares	1,939	1,939	5,817	5,817
Diluted FFOAA available to common shareholders of EPR Properties	$119,187	$123,446	$335,153	$366,990
AFFO:
FFOAA available to common shareholders of EPR Properties	$115,309	$119,567	$323,519	$355,353
Non-real estate depreciation and amortization	271	235	757	678
Deferred financing fees amortization	1,552	1,470	4,571	4,307
Share-based compensation expense to management and Trustees	3,372	3,687	9,832	11,295
Amortization of above and below market leases, net and tenant allowances	(107)	(55)	(224)	(527)
Maintenance capital expenditures (1)	(2,370)	(540)	(3,177)	(1,765)
Straight-lined rental revenue	(4,399)	(3,079)	(10,036)	(7,013)
Non-cash portion of mortgage and other financing income	(237)	(819)	(2,320)	(2,259)
AFFO available to common shareholders of EPR Properties	$113,391	$120,466	$322,922	$360,069

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFO per common share:
Basic	$0.76	$1.57	$3.22	$4.26
Diluted	0.76	1.54	3.21	4.21
FFOAA per common share:
Basic	$1.49	$1.61	$4.25	$4.78
Diluted	1.46	1.58	4.19	4.70
Shares used for computation (in thousands):
Basic	77,632	74,345	76,169	74,274
Diluted	77,664	74,404	76,207	74,316

Weighted average shares outstanding-diluted EPS	77,664	74,404	76,207	74,316
Effect of dilutive Series C preferred shares	2,170	2,122	2,158	2,110
Adjusted weighted average shares outstanding-diluted Series C	79,834	76,526	78,365	76,426
Effect of dilutive Series E preferred shares	1,634	1,610	1,628	1,604
Adjusted weighted average shares outstanding-diluted Series C and Series E	81,468	78,136	79,993	78,030

Other financial information:
Dividends per common share	$1.125	$1.080	$3.375	$3.240
(1) Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares does not result in more dilution to per share results and therefore is not included in the calculation of diluted FFO per share data for the three months ended September 30, 2019. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO per share for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO per share for these periods.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFOAA per share for the three and nine months ended September 30, 2019 and 2018. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFOAA per share for these periods.

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

EBITDAre

NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income, computed in accordance with GAAP, excluding interest expense (net), income tax (benefit) expense, depreciation and amortization, gains and losses from disposition of real estate, impairment losses on real estate, costs (gain) associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

Management provides EBITDAre herein because it believes this information is useful to investors as a supplemental performance measure as it can help facilitate comparisons of operating performance between periods and with other REITs. Our method of calculating EBITDAre may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. EBITDAre is not a measure of performance under GAAP, does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. This measure should not be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or cash flows or liquidity as defined by GAAP.

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

Our method of calculating Adjusted EBITDA may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. Adjusted EBITDA is not a measure of performance under GAAP, does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. This measure should not be considered as an alternative to net income or any other GAAP measure as a measurement of the results of our operations or cash flows or liquidity as defined by GAAP.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	September 30,
	2019	2018
Net Debt:
Debt	$3,101,611	$2,954,962
Deferred financing costs, net	38,384	35,033
Cash and cash equivalents	(115,839)	(74,153)
Net Debt	$3,024,156	$2,915,842

	Three Months Ended September 30,
	2019	2018
EBITDAre and Adjusted EBITDA:
Net income	$34,003	$91,833
Interest expense, net	36,640	33,576
Income tax (benefit) expense	(600)	515
Depreciation and amortization	45,134	38,623
Gain on sale of real estate	(14,303)	(2,215)
Gain on sale of investment in direct financing leases	—	(5,514)
Costs associated with loan refinancing or payoff	38,407	—
Equity in loss (income) from joint ventures	435	(20)
EBITDAre (for the quarter)	$139,716	$156,798

Severance expense	1,521	—
Transaction costs	5,959	1,101
Prepayment fees	(1,760)	(20,026)
Adjusted EBITDA (for the quarter)	$145,436	$137,873

Adjusted EBITDA (1)	$581,744	$551,492

Net Debt/Adjusted EBITDA Ratio	5.2	5.3
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

	September 30, 2019	December 31, 2018
Total Investments:
Real estate investments, net of accumulated depreciation	$5,569,310	$5,024,057
Add back accumulated depreciation on real estate investments	989,480	883,174
Land held for development	28,080	34,177
Property under development	31,825	287,546
Mortgage notes and related accrued interest receivable	413,695	517,467
Investment in direct financing leases, net	20,727	20,558
Investment in joint ventures	35,222	34,486
Intangible assets, gross(1)	52,932	51,414
Notes receivable and related accrued interest receivable, net(1)	12,502	5,445
Total investments	$7,153,773	$6,858,324

Total investments	$7,153,773	$6,858,324
Cash and cash equivalents	115,839	5,872
Restricted cash	5,929	12,635
Operating lease right-of-use assets	219,459	—
Account receivable	99,190	98,369
Less: accumulated depreciation on real estate investments	(989,480)	(883,174)
Less: accumulated amortization on intangible assets(1)	(11,816)	(8,923)
Prepaid expenses and other current assets(1)	40,396	48,287
Total assets	$6,633,290	$6,131,390

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2019	December 31, 2018
Intangible assets, gross	$52,932	$51,414
Less: accumulated amortization on intangible assets	(11,816)	(8,923)
Notes receivable and related accrued interest receivable, net	12,502	5,445
Prepaid expenses and other current assets	40,396	48,287
Total other assets	$94,014	$96,223

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2019, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements. See discussion above under "Liquidity and Capital Resources" for additional information on our interest rate swap agreements.

As of September 30, 2019, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. At September 30, 2019, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $61.2 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

In February 2019, the CLA Parties and the Company entered into agreements (collectively, the "PSA") providing for the purchase and sale of certain assets associated with the businesses located at the 21 operating CLA properties whereby the Company could nominate a third party operator to take an assignment and transfer of such assets from the CLA Parties and receive certain beneficial rights under various related ancillary agreements. Consideration provided by the Company for the asset transfers would include the release of past due rent obligations, previously fully reserved by the Company, and additional consideration of approximately $15.0 million which includes approximately $3.5 million for equipment used in the operations of the Company's schools. The CLA Parties agreed to surrender possession of any of those properties that have not been transferred to a replacement operator prior to March 31, 2020 and agreed to continue leasing and operating each of the 21 properties for an aggregate of approximately $1.0 million per month of minimum rent until the transfer of each property to the Company’s replacement tenant or surrender of the property. The rent for CLA Parties is then reduced by the allocated rent for each property transferred.

Additionally, in February 2019, the Company entered into new leases of all 21 operating CLA properties with Crème de la Crème ("Crème"), a national early childhood education operator. These leases are contingent upon the Company delivering possession of the properties and include different financial terms based on whether the CLA Parties deliver Crème the in-place operations of the school. The leases have 20-year terms that commence upon Crème beginning operations of the schools. Additionally, Crème and the Company each have early termination rights based on school level economic performance.

On February 27, 2019, CLA filed a motion with the Court seeking authorization of the sale of assets as required by the PSA. A condition to the parties’ obligations under the PSA was the Court’s approval of the motion. The Court held a hearing regarding such approval on April 10, 2019. At the hearing, the Court did not rule on the motion based upon objections from another landlord of CLA. To mitigate the risk that CLA Parent would file for bankruptcy protection and delay our transfer of the properties to Crème, the Company terminated the PSA on April 11, 2019. However, the lease of the properties to CLA Parent was not terminated and is expected to continue while it continues to operate each property.

The Company and CLA Parent have subsequently undertaken a process that provides for the continuation of the lease to CLA Parent and the transfer of the properties one at a time to Crème as it receives the necessary licenses and permits for each property. The terms for such transfers have been and are expected to continue to be similar to those contained in the PSA, except that the CLA Debtors are not involved. The Company has determined that the exclusion of any assets held by the CLA Debtors would not be material to the transfer of the operations of the properties to Crème. During the nine months ended September 30, 2019, CLA Parent transferred 13 of the properties to Crème and during October 2019 four additional properties were transferred to Crème, resulting in a transfer of 17 of the properties to Crème since commencement of the process. Crème is currently operating these 17 transferred properties under the leases with the Company described above. As of October 30, 2019, there are four properties remaining to be transferred from CLA to Crème .

CLA Parent continues to cooperate with Crème by providing access to facilities, staff and information. With this assistance, Crème has made progress transferring the properties and with its license applications and preparations to begin operating the remaining four schools. This process is expected to be complete before the end of 2019. There can be no assurance that Crème will timely obtain necessary licenses and permits, and therefore there can be no assurance as to the outcome of the contemplated transaction or whether some or all of the remaining properties will be transferred to Crème with in-place operations. In addition, there can be no assurance that CLA Parent will continue to cooperate with Crème and provide access to personnel and information needed to acquire the operations of the remaining properties, or that actions taken by other creditors or landlords of CLA Parent will not impair its ability to continue cooperating in the transfers to Crème. If the Company is unable to transfer the remaining four properties to Crème with in-place operations, the Company intends to take possession of the properties and transfer them without operations. If some or all of the four remaining schools are not transferred to Crème with in-place operations, there will be a delay in re-opening such schools and a corresponding reduction in near term rents from Crème.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2019 common shares	—		$—	—	$—
August 1 through August 31, 2019 common shares	—		—	—	—
September 1 through September 30, 2019 common shares	1,307	(1)	76.86	—	—

Total	1,307		$76.86	—	$—

(1) The repurchases of equity securities during September 2019 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2019.

Item 6. Exhibits

4.1
Indenture, dated August 15, 2019, by and between EPR Properties and UMB Bank, n.a., as trustee (including the form of 3.750% Senior Note due 2029 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 15, 2019, is hereby incorporated by reference as Exhibit 4.1.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	October 30, 2019	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 30, 2019	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)