Form 10-K
period 2019-12-31
EPR PROPERTIES
filed 2020-02-25
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $5,861,367,233.
At February 24, 2020, there were 78,581,140 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	Global economic uncertainty and disruptions in financial markets;

•	Reduction in discretionary spending by consumers;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

•	Our ability to renew maturing leases on terms comparable to prior leases and/or our ability to locate substitute lessees for these properties on economically favorable terms;

•	Risks of operating in the experiential real estate industry;

•	Our ability to compete effectively;

•	Risks associated with three tenants representing a substantial portion of our lease revenues;

•	The ability of our build-to-suit tenants to achieve sufficient operating results within expected time-frames and therefore have capacity to pay their agreed upon rent;

•	Risks associated with our dependence on third-party managers to operate certain of our experiential lodging properties;

•	Risks associated with our level of indebtedness;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes and related tax matters;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding and completion risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with the employment of personnel by managers of our experiential lodging properties;

•	Risks associated with the gaming industry;

•	Risks associated with gaming and other regulatory authorities;

•	Delays or prohibitions of transfers of gaming properties due to required regulatory approvals;

•	Risks associated with security breaches and other disruptions;

•	Changes in accounting standards that may adversely affect our financial statements;

•	Fluctuations in the value of real estate income and investments;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Risks associated with the relatively illiquid nature of our real estate investments;

•	Risks with owning assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions, climate change and natural disasters;

•	Risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances that could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in foreign exchange rates; and

•	Changes in laws and regulations, including tax laws and regulations.

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

ii

iii

PART I

Item 1. Business

General

EPR Properties (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, we have been a leading Experiential net lease REIT. We focus our underwriting of Experiential property investments on key industry and property cash flow criteria, as well as the credit metrics of our tenants and customers.

In 2019, we began the implementation of a strategy focused on our future growth in experiential properties, a real estate sector in which we have been investing since our inception in 1997. We believe Experiential is a highly enduring sector of the real estate industry and that our focus on properties in this sector, industry relationships and the knowledge of our management, provide us with a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach aligns with the trends in consumer demand and offers the potential for higher growth and better yields.

In pursuit of this strategy, we sold our remaining charter school portfolio in the fourth quarter of 2019 (see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for further discussion of this sale). The sale of the charter school portfolio is expected to reduce future volatility in our earnings associated with prepayment and termination fees, as competitive financing alternatives, particularly in the tax-exempt bond market, caused an increasing number of tenants to exercise their purchase options. Our remaining Education portfolio, consisting of early childhood education centers and private schools, continues as a legacy investment and provides additional geographic and operating diversity.

We are a self-administered REIT. As of December 31, 2019, our total assets were approximately $6.6 billion (after accumulated depreciation of approximately $1.0 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at December 31, 2019. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2019 and 2018. We currently group our investments into two reportable segments: Experiential and Education. As of December 31, 2019, our Experiential investments comprised $6.0 billion, or 89%, and our Education investments comprised $0.7 billion, or 11%, of our total investments. A more detailed description of the property types included within these segments is provided below.

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

Experiential

As of December 31, 2019, our Experiential segment included total investments of approximately $6.0 billion in the following property types (owned or financed):

•	179 theatre properties;

•	55 eat & play properties (including seven theatres located in entertainment districts);

•	18 attraction properties;

•	13 ski properties;

•	six experiential lodging properties;

•	one gaming property;

•	three cultural properties; and

•	seven fitness & wellness properties.

As of December 31, 2019, our owned Experiential real estate portfolio of approximately 19.2 million square feet was 99.1% leased and included $36.8 million in construction in progress and $24.6 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. The modern megaplex theatre provides a greatly enhanced audio and visual experience for the patrons versus other formats. A trend continues among national and local exhibitors to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, including the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 20 years from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre has demonstrated that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level.

As exhibitors improve the customer experience with more spacious and comfortable seating options, they are required to make physical changes to the existing seating configurations that typically result in a significant loss of existing seats. It was once a concern that such seat loss would negatively impact theatres that thrive on opening weekend business of new movies. However, theatres moving to expanded amenities have experienced improved operating results due to increased seat utilization and food and beverage revenue.

As exhibitors pursue the renovation of theatres with enhanced amenities, we are working with our tenants, generally toward the end of their primary lease terms, to extend the terms of their leases beyond the initial option periods, finance improvements where applicable and recapture land where seat count reductions alleviate parking requirements. In conjunction with these changes, we may also make changes to the rental rates to better reflect the existing market demands and additional capital invested. In addition to positioning expiring theatre assets for continued success, the renovation of these assets creates an opportunity to diversify the Company's tenant base into other entertainment or retail uses adjacent to a movie theatre.

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

As of December 31, 2019, our owned theatre properties were leased to 20 different leading theatre operators. A significant portion of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC") and Regal Entertainment Group ("Regal"). For the year ended December 31, 2019, approximately $123.8 million or 17.6% and $75.8 million or 10.8% of the Company's total revenue (including revenue from discontinued operations) were derived from rental payments by AMC and Regal, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing good food and high-quality entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with quality food and beverage and a long-lived recreational activity, we believe Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue opportunities related to golf entertainment complexes. A significant portion of our total revenue was derived from payments by Topgolf. For the year ended December 31, 2019, approximately $79.0 million, or 11.2%, of the Company's total revenues (including revenue from discontinued operations) were derived from payments by Topgolf.

We also continue to seek opportunities for the acquisition, financing or development of entertainment districts. Entertainment districts are restaurant, retail and other entertainment venues typically anchored by a megaplex theatre. The opportunity to capitalize on the traffic generation of our existing market-dominant theatres to create entertainment districts not only strengthens the execution of the megaplex theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of entertainment, retail and restaurant density, and we will also continue to evaluate the purchase or financing of existing entertainment districts that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our entertainment districts are generally met through the use of third-party professional service providers.

Our family entertainment center operators offer a variety of entertainment options including bowling, bocce ball and karting. We will continue to seek opportunities for the acquisition, financing or development of such properties that leverage our expertise in this area.

Attractions
Our attractions portfolio consists of waterparks, amusement parks and indoor skydiving facilities, each of which draw a diverse segment of customers. Waterparks have continued to experience attendance growth since their inception in 1977. Consumer demand for indoor waterparks is also increasing, making a trip to the waterpark accessible in all four seasons. Today’s amusement parks offer themed experiences designed to appeal to all ages. Indoor skydiving facilities offer a vertical wind tunnel that simulates true free-fall conditions for both inexperienced and seasoned skydivers alike.

Our attraction operators continue to deliver innovative and compelling attractions along with high standards of service, making our attractions a day of fun that is accessible for families, teens, locals and tourists. These attractions offer experiences designed to appeal to all ages while remaining accessible in both cost and proximity. As the attractions industry continues to evolve, innovative technologies and concepts are redefining the attractions experience. Our attraction properties are leased to, or we have mortgage notes receivable from, six different operators. We expect to continue to pursue opportunities in this area.

Ski
Our ski portfolio provides a sustainable advantage for the experience oriented consumer, providing outdoor entertainment in the winter and, in some cases, year-round. All of the ski properties that serve as collateral for our mortgage notes in this area, as well as our five owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski properties lies in the convenient and reliable experience consumers can expect. Given that all of our ski properties are located near major metropolitan areas, they offer skiing, snowboarding and other activities without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience during the winter versus other ski properties that do not have such capabilities. Our ski properties are leased to, or we have mortgage notes receivable from, five different operators. We expect to continue to pursue opportunities in this area.

Experiential Lodging
Experiential lodging meets the needs of consumers by providing a convenient, central location that combines high-quality lodging amenities with entertainment, recreation and leisure activities. The appeal of these properties attracts multiple generations at once. Our investments in experiential lodging have been typically structured using triple-net leases, however, we currently operate three properties (two of which are included in an unconsolidated joint venture) through a traditional REIT lodging structure. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries ("TRSs") which are facilitated by management agreements with eligible independent contractors. We expect to continue to pursue opportunities for investments in experiential lodging under triple-net lease structures or mortgages.

Gaming
Our strategic focus in our gaming portfolio is on casino resorts and hotels leased to leading operators with a strong regulatory track record that seek to drive consumer loyalty and value through quality customer experiences, superior service, world-class affinity programs and continuous innovation on and off the gaming floor. Additionally, we focus on casino resorts and hotels that provide a wide array of experiential offerings outside of lodging and state-of-the-art gaming. Through live entertainment, various recreational opportunities, dining options and night clubs, the combination of amenities appeals to a broader demographic. As of December 31, 2019, our investments in gaming consisted of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple net lease structures or mortgages.

Cultural
Our cultural investments seek to engage consumers and create memorable experiences and are evolving to offer immersive and interactive exhibits that encourage repeat visits. Combining an opportunity to experience animals, art or history with a congregate social experience, cultural venues, such as zoos, aquariums and museums, are reemerging as an entertainment option. As appreciation for the importance of leisure time is growing, cultural venues are broadening their appeal to reach a variety of customers.

Desiring to be a preeminent choice in what is now known as location-based experiences, several trends have developed among cultural venues. Many are utilizing new technology, personalizing the guest experience and implementing an element of play that was previously absent. In making new investments in this property type, we will continue to identify the locations and tenants that execute well on these trends and have a history of strong attendance. City Museum in St. Louis is one of our properties and is a great example of an emerging category called “artainment” which is an art display that invites guests to interact and explore.

Fitness & Wellness
In recent years, consumers have begun to spend more time and money on their well-being. The diverse offerings of boutique and larger fitness centers have caught the interest of many consumers, driving an expansion of both fitness and more broadly, the wellness industry. By allowing fitness club members to focus on their individual interests and goals in a community setting, operators gain loyalty and retention which are essential elements in the ongoing success of a facility. Commercial fitness centers have stayed at the forefront of the industry by offering personalization within congregate settings. Our tenants make it their goal to motivate, educate, and to help consumers look and feel better.

We will continue to seek opportunities for the acquisition, financing or development of other experiential properties that leverage our expertise in this area.

Education

As of December 31, 2019, our legacy Education segment included total investments of approximately $0.7 billion in the following property types (owned or financed):

•	72 early childhood education center properties; and

•	16 private school properties.

As of December 31, 2019, our owned Education real estate portfolio of approximately 1.9 million square feet was 100% leased and included $3.5 million in undeveloped land inventory.

Early childhood education centers continue to see increased demand due to the proliferation of dual income families and the increasing emphasis on early childhood education, beyond traditional daycare, that offers curriculum-based, child-centered learning. We have 13 different operators for our owned early childhood education centers.

We believe K-12 private schools have differentiated, high quality offerings. Many private schools in large urban and suburban areas are at capacity and have large waiting lists making admission more difficult. The demand for nonsectarian private education has increased in recent years as parents and students become more focused on the comprehensive impact of a strong school environment.

As discussed above, our growth going forward will be focused on Experiential properties and therefore we do not expect to seek additional opportunities for Education properties.

Business Objectives and Strategies

Our vision is to continue to build the premier experiential REIT. We focus on real estate venues which create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. These are properties which make up the social infrastructure of society.

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA") and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures - Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds From Operations (AFFO)” for a discussion of FFOAA, which is a non-GAAP financial measure). Our growth strategy focuses on acquiring or developing experiential properties in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below.

Growth Strategies

Our strategic growth is focused on acquiring or developing experiential real estate venues which create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. We may also pursue opportunities to provide mortgage financing for these investments in certain situations where this structure is more advantageous than owning the underlying real estate.

Our focus on Experiential properties is consistent with our strategic organizational design which is structured around building a center of knowledge and strong operating competencies in the experiential real estate market. Retention and building of this knowledge depth creates a competitive advantage allowing us to more quickly identify key market trends.

To this end, we will deliberately apply information and our ingenuity to identify properties which represent potential logical extensions within each of our existing experiential property types, or potential future additional experiential property types. As part of our strategic planning and portfolio management process we assess new opportunities against the following underwriting principles:

Industry

•	Experiential Alignment

•	Proven Business Model

•	Enduring Value

•	Addressable Opportunity
Property

•	Location Quality

•	Competitive Position

•	Location Rent Coverage

•	Cash Flow Durability
Tenant

•	Demonstrated Success

•	Commitment

•	Reputable Management

•	Solid Credit Quality

We believe that our over 20 years of experience and knowledge in the experiential real estate market gives us the opportunity to be the dominant player in this area. Additionally, we have tenant and borrower relationships that provide us with access to investment opportunities.

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

Traditional REIT Lodging Structure
In certain limited instances, we have utilized traditional REIT lodging structures, where we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in TRSs which are facilitated by management agreements with eligible independent contractors. However, we currently anticipate migrating over time what we hold in such structures to more traditional net lease or mortgage arrangements.

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

We believe our build-to-suit development program is a competitive advantage. First, we believe our strong relationships with our tenants and developers drive new investment opportunities that are often exclusive to us, rather than bid broadly, and with our deep knowledge of their businesses, we believe we are a value-added partner in the underwriting of each new investment. Second, we offer financing from start to finish for a build-to-suit project such that there is no need for a tenant to seek separate construction and permanent financing, which we believe makes us a more attractive partner. Third, we are actively developing strong relationships with tenants in the experiential sector leading to multiple investments without strict investment portfolio allocations. Finally, multiple investments with the same tenant allows us in most cases to include cross-default provisions in our lease or financing contracts, meaning a default in an obligation to us at one location is a default under all obligations with that tenant.
We will also investigate opportunities to redevelop certain of our existing properties. We may redevelop properties in conjunction with a lease renewal or new tenant, or we may redevelop properties that have more earnings potential due to the redevelopment. Additionally, certain of our properties have excess land where we will pro-actively seek opportunities to further develop.
Tenant and Customer Relationships
We intend to continue developing and maintaining long-term working relationships with experiential operators and developers by providing capital for multiple properties on a regional, national and international basis, thereby creating efficiency and value for both the operators and the Company.

Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and tenant or customer. In pursuing this diversification strategy, we will target experiential business operators that we view as leaders in their property types and have the ability to compete effectively and perform under their agreements with the Company.

Dispositions
We will consider discretionary property dispositions for reasons such as creating price awareness of a certain property type, opportunistically taking advantage of an above-market offer or reducing exposure related to a certain tenant, property type or geographic area.

Capitalization Strategies

Debt and Equity Financing
Our ratio of net debt to adjusted EBITDA, a non-GAAP measure (see Item 7 – “Management’s Discussion and Analysis of Financial Condition - Non-GAAP Financial Measures" for definitions and reconciliations), is our primary measure to evaluate our capital structure and the magnitude of our debt against our operating performance. Additionally, we utilize our ratio of net debt to gross assets as a secondary measure to evaluate our capital structure. We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x.

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

Joint Ventures
We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if the investments to which they relate meet our guiding principles discussed above. We may employ higher leverage in joint ventures and be more inclined to use secured financing at the property level.

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

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed, and may continue to seek to finance, experiential and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2019, we had 62 full-time employees.

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

Item 1A. Risk Factors
There are many risks and uncertainties that can affect our current or future business, operating results, financial performance or share price. The following discussion describes important factors which could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements."

Risks That May Impact Our Financial Condition or Performance

Global economic uncertainty and disruptions in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There continues to be global economic uncertainty. Political changes in the U.S. and abroad, such as the pending negotiations surrounding the United Kingdom's recent withdrawal of its membership from the European Union, have contributed to volatility in the global financial markets. Although the U.S. economy has continued to improve, there can be no assurances that the U.S. economy will continue to improve or that a future recession will not occur. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us, our tenants or the economy in general.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. Theatre, eat & play, attraction, ski, experiential lodging, gaming, private school and early childhood education center properties, represent some of the largest market investments in our portfolio; and AMC, Topgolf, Regal Cinemas, Inc. and Cinemark USA, Inc. represented our largest customers for the year ended December 31, 2019. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. In addition, the lodging and gaming industries are also highly sensitive to consumer discretionary spending. A downturn in the economy, or a trend to not want to go "out of home" could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

An increase in interest rates could increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
Although the U.S. Federal Reserve decreased its benchmark interest rate multiple times in 2019, there can be no assurances that the rate will not increase in the future. If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

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

Operating risks in the experiential real estate industry may affect the ability of our tenants to perform under their leases.
The ability of our tenants to operate successfully in the experiential real estate industry and remain current on their lease obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films, and motion picture distributors may in the future consider alternative film delivery methods. The U.S. Department of Justice has also announced that it is in the process of ending decrees that prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre tenants' operations and, in turn, their ability to perform under their leases.

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our tenants' and mortgagors' operations and, in turn, their ability to perform under their respective leases or mortgages.

Real estate is a competitive business.
Our business operates in highly competitive environments. We compete with a large number of real estate property investors and developers including traded and non-traded public REITS, private equity investors and institutional investment funds. Some of these investors may be willing to accept lower returns on their investments, or have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

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

Three tenants represent a significant portion of our lease revenues.
AMC, Topgolf and Regal, represent a significant portion of our total revenue. For the year ended December 31, 2019, total revenues (including revenue from discontinued operations) of approximately $123.8 million or 17.6% were derived from rental payments by AMC, approximately $79.0 million or 11.2% were derived from rental payments by TopGolf and approximately $75.8 million or 10.8% were derived from rental payments by Regal.

We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions or financing arrangements with a number of other tenants or borrowers. If for any reason AMC, TopGolf and/or Regal failed to perform under their lease obligations, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations or service our debt until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.

Properties we develop may not achieve sufficient operating results within expected timeframes and therefore the tenant or borrowers may not be able to pay their agreed upon rent or interest, and managed properties may not be able to operate profitably, which could adversely affect our financial results.
A significant portion of our investments include investments in build-to-suit projects. When construction is completed, these projects may require some period of time to achieve targeted operating results. For properties leased or financed, we may provide our tenants or borrowers with lease or financing terms that are more favorable to them during this timeframe. Tenants and borrowers that fail to achieve targeted operating results within expected timeframes may be unable to pay their obligations pursuant to the agreed upon lease or financing terms or at all. If we are required to restructure lease or financing terms or take other action with respect to the applicable property, our financial results may be impacted by lower revenues, recording an impairment or provision for loan loss, writing off rental or interest amounts or otherwise. Additionally, if we have entered into a management agreement to operate a property we have developed, the project may not be able to achieve targeted operating results which may impact our financial results by lowering income or recording an impairment loss.

We have entered into management agreements to operate certain of our experiential lodging properties and we could be adversely affected if such managers do not manage these properties successfully.
To maintain our status as a REIT, we are generally not permitted to directly operate our experiential lodging properties. As a result, we have entered into management agreements with third-party managers to operate certain of our experiential lodging properties. For this reason, our ability to direct and control how our experiential lodging properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our ability to participate in operating decisions relating to our experiential lodging properties is limited to certain matters, and we do not have the authority to require any such property to be operated in any particular manner. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our experiential lodging properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our experiential lodging properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, that a franchisor will consent to the replacement manager, or that the replacement manager will manage our experiential lodging property successfully. A failure by our third-party managers to successfully manage our experiential lodging properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2019, we had total debt outstanding of approximately $3.1 billion. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or pursuing business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

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

Our real estate investments are concentrated in experiential real estate properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance experiential real estate properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties.

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.
If we fail to qualify as a REIT for U.S. federal income tax purposes, we will be taxed as a corporation. We are organized to and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot provide any assurance that we have always qualified and will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants may not be treated as qualifying income for purposes of these requirements if the leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures or some other type of arrangement. If some or all of our leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and are not otherwise treated as generating qualifying REIT income, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

Distribution requirements imposed by law limit our flexibility.
To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for that calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the Internal Revenue Code or be subject to significant penalty taxes.
We lease some of our experiential lodging properties to our TRSs pursuant to arrangements that, under the Internal Revenue Code, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm's length bases so that we and our TRSs will not be subject to penalty taxes under the Internal Revenue Code applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.

For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the Internal Revenue Code, a number of requirements must be satisfied, including:

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
We had 62 full-time employees as of December 31, 2019 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson,

our Executive Vice President and Chief Financial Officer; Craig L. Evans, our Executive Vice President, General Counsel and Secretary; Greg Zimmerman, our Executive Vice President and Chief Investment Officer; Michael L. Hirons, our Senior Vice President - Asset Management; and Tonya L. Mater, our Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

We are subject to risks associated with the employment of personnel by managers of our experiential lodging properties.
Managers of our experiential lodging properties are responsible for hiring and maintaining the labor force at each of these properties. Although we do not directly employ or manage employees at our experiential lodging properties, we are subject to many of the costs and risks associated with such labor force. From time to time, the operations of our experiential lodging properties may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules.

We will have greater dependence upon the gaming industry and may be susceptible to the risks associated with it, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As a landlord of gaming facilities or secured creditor to gaming operators, we may be impacted by the risks associated with the gaming industry. Therefore, so long as we make investments in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. A component of the rent under our gaming facility lease agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and any decline in the operating results of our gaming tenants could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet lotteries and other internet wagering gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, internet gaming and legislative changes. As competing properties and new markets are opened, we may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows.

We will face extensive regulation from gaming and other regulatory authorities with respect to our gaming properties.
The ownership, operation, and management of gaming facilities are subject to pervasive regulation. These gaming regulations impact our gaming tenants and persons associated with our gaming facilities, which in many jurisdictions include us as the landlord and owner of the real estate. Certain gaming authorities in the jurisdictions in which we hold properties may require us and/or our affiliates to maintain a license as a key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our shareholders, officers and trustees may be required to be found suitable as well.

In many jurisdictions, gaming laws can require certain of our shareholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Gaming authorities may conduct investigations into the conduct or associations of our trustees, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:

•	pay that person any distribution or interest upon any of our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•
fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5% of a publicly-traded company, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification, licensure or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for passive investment purposes only.

Required regulatory approvals can delay or prohibit transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.
Our tenant is (and any future tenants of our gaming properties will be) required to be licensed under applicable law in order to operate any of our properties that are gaming facilities. If our gaming facility lease agreements, or any future lease agreement we enter into, are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate our properties as gaming facilities. Any delay in, or inability of, the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that our gaming facility lease agreements or future lease agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming facilities, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Our service providers, tenants and managers of our properties and their business partners are exposed to similar risks.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants, managers of our properties and other customers and personally identifiable information of our employees, in our facility and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business. Our service providers, tenants, managers of our properties and other customers and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our business.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Changes in accounting standards could result in a material adverse impact on our business, financial condition and results of operations.

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

The factors that affect the value of our real estate include, among other things:

•	international, national, regional and local economic conditions;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or Canada;

•	the threat of domestic terrorism or pandemic outbreaks (such as the coronavirus), which could cause consumers to avoid congregate settings;

•	our ability or the ability of our tenants or managers to secure adequate insurance;

•	natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of insurance coverage;

•	local conditions such as an oversupply of space or lodging properties or a reduction in demand for real estate in the area;

•	competition from other available space or, in the case of our experiential lodging properties, competition from other lodging properties or alternative lodging options in our markets;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, mortgagors and managers, including the extent of bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants or other customers;

•	how well we manage our properties or how well the managers of properties manage those properties;

•	in the case of our experiential lodging properties, dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and

•	general competitive factors.

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
Our leases with tenants and agreements with managers of our properties require the tenants and managers to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties, as applicable. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, we are exposed to risks that the insurance coverage levels required under our leases with tenants and agreements with managers of our properties may be inadequate, and these risks may be increased as we expand our portfolio into experiential properties that may present more risk of loss as compared to properties in our existing portfolio. In addition, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we, our tenants or managers of our properties cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. In addition, the cost of insurance protection against terrorist acts has risen dramatically over the years. There can be no assurance our tenants or managers of our properties will be able to obtain terrorism insurance coverage, as applicable, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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

Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential "CAM slippage," which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the CAM fees paid by tenants.

Failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.
Most of our properties must comply with the Americans with Disabilities Act ("ADA"). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases with tenants and agreements with managers of our properties require them to comply with the ADA.

Our properties are also subject to various other federal, state and local regulatory requirements. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant unanticipated expenditures. Although these expenditures would be the responsibility of our tenants in most cases and for our managers to oversee at our properties, if these tenants or managers fail to perform these obligations, we may be required to do so.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases with tenants and agreements with managers of our properties require them to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases or other agreements. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and term loan facility and reduce our ability to service our debt and pay dividends to shareholders.

Real estate investments are relatively illiquid.
We may desire to sell properties in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as we have cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and pay dividends to our shareholders.

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

There are risks in owning or financing properties for which the tenant's, mortgagor's, or our operations may be impacted by weather conditions, climate change and natural disasters.
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

A severe natural disaster, such as a forest fire, may interrupt the operations of an operator, damage our properties, reduce the number of guests who visit the resorts in affected areas and negatively impact an operator's revenue and profitability. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair and recoup lost profits. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability of our operators to attract visitors to our experiential lodging properties is also influenced by the aesthetics and natural beauty of the outdoor environment where these resorts are located. A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resort properties and have a long-term negative impact on an operator's overall guest visitation as it could take several years for the environment to recover.

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

Broad market fluctuations could negatively impact the market price of our shares.
The stock market has experienced extreme price and volume fluctuations that have affected the market price of the common equity of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. These broad market fluctuations could reduce the market price of our shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our shares.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2019, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4049 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $61.74 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2019, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4759 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $52.53 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations was reduced to 21%, (2) the highest marginal individual income tax rate was reduced to 37%, and (3) the corporate alternative minimum tax was repealed. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not "capital gain dividends" or "qualified dividend income,"

subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests was also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses, other than certain electing businesses, including real estate businesses, which limitation could adversely affect our taxable REIT subsidiaries. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, the real estate industry, us, our tenants and our shareholders cannot be predicted at this time, but it is possible that the extensive changes to the U.S. federal income tax laws made by the Tax Cuts and Jobs Act may have unanticipated effects on us or our shareholders.

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

Item 2. Properties

As of December 31, 2019, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment, gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2019 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased	Rental Revenue for the Year Ended December 31, 2019	% of Company's Rental Revenue
Experiential
Theatres	179	12,161,587	100.0%	$267,093	45.0%
Eat & Play (1)	51	4,867,021	96.2%	148,883	25.1%
Attractions	17	21,205	100.0%	42,423	7.2%
Ski	5	608,255	100.0%	30,019	5.1%
Experiential Lodging	5	871,417	100.0%	15,687	2.6%
Gaming (2)	1	—	—%	12,182	2.1%
Cultural	3	512,768	100.0%	5,941	1.0%
Fitness & Wellness	3	186,900	100.0%	2,857	0.5%
Total Experiential	264	19,229,153	99.1%	$525,085	88.6%
Education
Early Childhood Education Centers	70	1,192,025	100.0%	$34,025	5.7%
Private Schools	15	743,370	100.0%	33,912	5.7%
Total Education	85	1,935,395	100.0%	$67,937	11.4%

Total (3)	349	21,164,548	99.1%	$593,022	100.0%

(1) Includes seven theatres located in entertainment districts.
(2) Represents land under ground lease to a casino operator.
(3) Excludes public charter school rental revenue recognized during the year ended December 31, 2019. The remaining public charter school portfolio was disposed of during 2019 and the operating results related to these investments have been classified within discontinued operations in the accompanying consolidated statements of income and comprehensive income. For additional detail, see Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table sets forth lease expirations regarding EPR’s owned portfolio as of December 31, 2019 excluding non-theatre tenant leases at entertainment districts and experiential lodging properties operated through a traditional REIT lodging structure (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2019	% of Company's Rental Revenue
2020	2	196,471	$4,855	0.8%
2021	8	566,379	12,268	2.1%
2022	11	888,588	23,671	4.0%
2023	8	751,932	19,993	3.4%
2024	14	1,179,682	29,977	5.1%
2025	7	313,315	13,313	2.2%
2026	10	539,937	24,136	4.1%
2027	22	1,328,692	43,972	7.4%
2028	16	1,062,189	28,211	4.8%
2029	15	985,210	25,612	4.3%
2030	20	1,585,448	27,007	4.5%
2031	22	1,111,812	25,269	4.3%
2032	16	684,032	17,664	3.0%
2033	12	538,506	15,741	2.6%
2034	36	2,001,009	48,962	8.3%
2035	18	1,675,064	50,485	8.5%
2036	10	708,953	23,994	4.0%
2037	24	1,038,427	46,979	7.9%
2038	14	1,126,198	26,035	4.4%
2039	24	733,781	19,022	3.2%
Thereafter	36	485,751	28,332	4.8%
	345	19,501,376	$555,498	93.7%

Our owned properties are located in 41 states and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2019 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2019	% of Rental Revenue
Texas	3,236,615	$83,910	14.1%
Florida	1,584,699	40,803	6.9%
California	1,420,197	67,524	11.4%
Ontario, Canada	1,172,535	31,875	5.4%
Virginia	1,052,528	26,761	4.5%
Illinois	984,045	29,106	4.9%
Pennsylvania	977,980	27,109	4.6%
Ohio	814,269	13,188	2.2%
Colorado	739,011	18,522	3.1%
New York	736,267	41,300	7.0%
Michigan	699,275	15,026	2.5%
North Carolina	667,317	19,283	3.2%
Missouri	627,308	7,279	1.2%
Louisiana	572,254	15,434	2.6%
Kansas	512,002	11,815	2.0%
Arizona	465,755	23,116	3.9%
Georgia	458,422	11,148	1.9%
Indiana	457,998	7,417	1.3%
Tennessee	435,433	13,057	2.2%
Kentucky	365,971	7,627	1.3%
Maryland	340,986	7,701	1.3%
Alabama	323,972	7,748	1.3%
South Carolina	304,388	6,625	1.1%
New Jersey	300,108	8,430	1.4%
Oregon	201,532	4,033	0.7%
Connecticut	185,074	3,668	0.6%
Minnesota	181,764	5,274	0.9%
Idaho	179,036	3,851	0.6%
Arkansas	165,219	4,067	0.7%
Mississippi	116,900	3,439	0.6%
Massachusetts	111,166	956	0.2%
Nebraska	107,402	2,075	0.3%
Maine	107,000	1,870	0.3%
New Hampshire	97,400	2,279	0.4%
Iowa	93,755	1,339	0.2%
Nevada	92,697	1,436	0.2%
Oklahoma	90,737	6,279	1.1%
New Mexico	71,297	1,862	0.3%
Washington	47,004	5,083	0.9%
Montana	44,650	993	0.2%
Wisconsin	22,580	377	0.1%
Hawaii	—	2,337	0.4%
	21,164,548	$593,022	100.0%

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2020 annual rent of approximately $856 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.
Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals for 2020 of approximately $525.8 million (not including ground lease payments for leases in which we are a sub-lessor, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have an average remaining base lease term life of approximately 11 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2019
Our property acquisitions and developments in 2019 consisted primarily of spending on Experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, decreased to approximately 20% in 2019, from approximately 58% in 2018. While we expect that acquisitions will continue to be the greater portion of our investment spending in future years, we also expect that build-to-suit projects will remain a component of such spending as well. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities.

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

During the year ended December 31, 2019, the Company did not sell any unregistered equity securities.

On February 24, 2020, there were approximately 7,071 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2019, the Company did not purchase any of its equity securities.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2019, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/2014)
200
150
100
50
Index Value
EPR Properties
MSCI US REIT Index
Russell 1000 Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

Total Return Analysis
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
EPR Properties	$100.00	$108.03	$140.06	$135.28	$141.70	$165.98
MSCI U.S. REIT Index	$100.00	$102.52	$111.34	$116.98	$111.64	$140.48
Russell 1000 Index	$100.00	$100.92	$113.08	$137.61	$131.02	$172.20

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The table should be read in conjunction with the Company's consolidated financial statements and notes thereto and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

The operating data below reflects the reclassification of discontinued operations for public charter school investments disposed of during the year ended December 31, 2019. For additional detail, see Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Operating Statement Data
(Dollars in thousands, except per share data)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Total revenue	$651,969	$639,921	$518,320	$451,038	$388,111
Net income attributable to EPR Properties	202,243	266,983	262,968	224,982	194,532
Preferred dividend requirements	(24,136)	(24,142)	(24,293)	(23,806)	(23,806)
Preferred share redemption costs	—	—	(4,457)	—	—
Net income available to common shareholders of EPR Properties	178,107	242,841	234,218	201,176	170,726

Net income available to common shareholders per common share:
Continuing operations	1.70	2.66	2.76	2.62	2.45
Discontinued operations	0.62	0.61	0.53	0.55	0.49
Basic	2.32	3.27	3.29	3.17	2.94

Continuing operations	1.70	2.66	2.76	2.62	2.44
Discontinued operations	0.62	0.61	0.53	0.55	0.49
Diluted	2.32	3.27	3.29	3.17	2.93

Shares used for computation (in thousands):
Basic	76,746	74,292	71,191	63,381	58,138
Diluted	76,782	74,337	71,254	63,474	58,328

Cash dividends declared per common share	4.50	4.32	4.08	3.84	3.63

Balance Sheet Data (at period end)
(Dollars in thousands)
Cash and cash equivalents	528,763	5,872	41,917	19,335	4,283
Total assets	6,577,511	6,131,390	6,191,493	4,865,022	4,217,270
Debt	3,102,830	2,986,054	3,028,827	2,485,625	1,981,920
Total liabilities	3,571,706	3,266,367	3,264,168	2,679,121	2,143,402
Equity	3,005,805	2,865,023	2,927,325	2,185,901	2,073,868

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

Overview

Business
Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA") and dividends per share. Our strategy is to focus on long-term investments in the Experiential sector which benefit from our depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. See Item 1 - "Business" for further discussion regarding our strategic rationale for our focus on Experiential properties.

Our investment portfolio includes ownership of and long-term mortgages on Experiential and Education properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs. We also own certain experiential lodging assets structured using traditional REIT lodging structures as discussed in Item 1 - "Business."

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

As of December 31, 2019, our total assets were approximately $6.6 billion (after accumulated depreciation of approximately $1.0 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at December 31, 2019. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2019 and 2018. We group our investments into two reportable segments, Experiential and Education. As of December 31, 2019, our Experiential investments comprised $6.0 billion, or 89%, and our Education investments comprised $0.7 billion, or 11%, of our total investments.

As of December 31, 2019, our Experiential segment consisted of the following property types (owned or financed):

•	179 theatre properties;

•	55 eat & play properties (including seven theatres located in entertainment districts);

•	18 attraction properties;

•	13 ski properties;

•	six experiential lodging properties;

•	one gaming property;

•	three cultural properties; and

•	seven fitness & wellness properties.

As of December 31, 2019, our owned Experiential real estate portfolio consisted of approximately 19.2 million square feet, was 99.1% leased and included $36.8 million in construction in progress and $24.6 million in undeveloped land inventory.

As of December 31, 2019, our legacy Education segment consisted of the following property types (owned or financed):

•	72 early childhood education center properties; and

•	16 private school properties.

As of December 31, 2019, our owned Education real estate portfolio consisted of approximately 1.9 million square feet, was 100% leased and included $3.5 million in undeveloped land inventory.

The combined owned portfolio consisted of 21.1 million square feet and was 99.1% leased.

Operating Results
Our total revenue from continuing operations, net income available to common shareholders per diluted share and FFOAA per diluted share (a non-GAAP financial measure) are detailed below for the years ended December 31, 2019 and 2018 (in millions, except per share information):

	Year ended December 31,
	2019	2018	Change
Total revenue from continuing operations	$652.0	$639.9	2%
Net income available to common shareholders per diluted share	2.32	3.27	(29)%
FFOAA per diluted share	5.44	6.10	(11)%

The major factors impacting our results for the year ended December 31, 2019, as compared to the year ended December 31, 2018 were as follows:

•	The effect of investment spending that occurred in 2019 and 2018;

•
The increase in lease revenue and property operating expenses related to our existing ground leases (leases in which we are a sub-lessor and lessee) and the gross-up of the tenant reimbursed expenses recognized in accordance with Accounting Standards Update ("ASU") No. 2016-02 Leases ("Topic 842"). For further information on our operating leases and the adoption of Topic 842, see Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K;

•	The increase in other income and other expenses primarily from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York (the "Kartrite Resort");

•
Property dispositions and mortgage note payoffs that occurred in 2019 and 2018, including $71.3 million in prepayment fees received in the year ended December 31, 2018, from the payoff of two mortgage notes;

•	The increase in costs associated with loan refinancing or payoff and the increase in transaction costs;

•	The increase in termination fees included in gain on sale related to the sale of Education properties as well as additional gains on sales of real estate; and

•	The increase in common shares outstanding as a result of new issuances.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Investment Spending and Disposition Overview
Our total investment spending for 2019 was $794.7 million compared to $572.0 million in 2018 and consistent with our focus on Experiential properties, over 93% of our investment spending for 2019 was on Experiential investments.

During 2019, we also received disposition proceeds and mortgage note pay-offs (excluding principal amortization and including prepayment fees) of $882.9 million compared to $471.1 million in the prior year. The disposition of our remaining public charter school portfolio combined with the repayment at maturity of mortgage notes secured by three attraction properties accounted for over 96% of these proceeds.

While there can be no assurance, we expect that in 2020 our investment spending will increase and our dispositions will decrease from the levels in 2019 as we continue to seek new opportunities to deploy capital in the Experiential sector.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the impairment of mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our real estate investments. These estimates of impairment may have a direct impact on our consolidated financial statements. We assess the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist which include, but are not limited to, under-performance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by comparing the carrying amount of the property to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

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

If the acquisition is determined to be a business combination, we record the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Typically, fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying consolidated statements of income and comprehensive income as transaction costs.

Collectibility of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectibility of our receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. We suspend revenue recognition when the collectibility of amounts due are no longer probable and record a direct write-off of the receivable to revenue. Prior to 2019, we reduced our accounts receivable by an allowance for doubtful accounts and recorded bad debt expense included in property operating expenses when loss was probable.

Impairment of Mortgage Notes and Other Notes Receivable
We evaluate the collectability of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: under-performance relative to projected future operating results, borrower difficulties and significant adverse industry or market economic trends. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Recent Developments

Reportable Segment Change
During the year ended December 31, 2019, we sold the largest portion of our Education portfolio, public charter schools, and we are now strategically focused on investing in Experiential properties which the Company believes is a highly enduring and growing sector of the real estate industry. With this change, we now classify our Entertainment and Recreation segments as Experiential.

Investment Spending
Our investment spending during the years ended December 31, 2019 and 2018 totaled $794.7 million and $572.0 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2019
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$459,393	$4,500	$28,429	$426,464	$—	$—
Eat & Play	76,739	51,209	6,901	1,429	17,200	—
Attractions	102	—	—	—	102	—
Ski	37,288	—	288	—	37,000	—
Experiential Lodging	125,170	53,130	935	—	70,000	1,105
Gaming	608	608	—	—	—	—
Cultural	30,661	198	—	23,963	6,500	—
Fitness & Wellness	5,950	—	—	—	5,950	—
Total Experiential	735,911	109,645	36,553	451,856	136,752	1,105

Education:
Early Childhood Education Centers	18,798	2,300	1,474	5,871	9,153	—
Private Schools	4,914	4,914	—	—	—	—
Public Charter Schools	35,068	29,953	—	—	5,115	—
Total Education	58,780	37,167	1,474	5,871	14,268	—

Total Investment Spending	$794,691	$146,812	$38,027	$457,727	$151,020	$1,105

For the Year Ended December 31, 2018
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$63,797	$18,354	$23,025	$22,418	$—	$—
Eat & Play	111,550	101,075	10,475	—	—	—
Attractions	5,971	4,993	—	—	978	—
Ski	650	—	650	—	—	—
Experiential Lodging	220,757	115,685	—	36,599	—	68,473
Gaming	13,891	13,891	—	—	—	—
Cultural	50,260	—	—	50,260	—	—
Fitness & Wellness	18,199	—	—	7,812	10,387	—
Total Experiential	485,075	253,998	34,150	117,089	11,365	68,473

Education:
Private Schools	3,020	3,020	—	—	—	—
Early Childhood Education Centers	28,947	9,742	—	17,691	1,514	—
Public Charter Schools	54,940	36,987	—	—	17,953	—
Total Education	86,907	49,749	—	17,691	19,467	—

Total Investment Spending	$571,982	$303,747	$34,150	$134,780	$30,832	$68,473

The above amounts include $35 thousand and $135 thousand in capitalized payroll, $5.3 million and $9.9 million in capitalized interest and $0.4 million and $0.9 million in capitalized other general and administrative direct project costs for the years ended December 31, 2019 and 2018, respectively. Excluded from the table above is $15.2 million and $3.6 million of maintenance capital expenditures and other spending for the years ended December 31, 2019 and 2018, respectively.

Dispositions
During the year ended December 31, 2019, we completed the sale of all of our public charter school portfolio through the following transactions:

•
On November 22, 2019, we sold 47 public charter school related assets, classified as real estate investments, mortgage notes receivable and investment in direct financing leases, for net proceeds of approximately $449.6 million. We recognized an impairment on this public charter school portfolio sale of $21.4 million that included the write-off of non-cash straight-line rent and effective interest receivables totaling $24.8 million. See Note 4 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to the impairment.

•	We sold ten public charter schools pursuant to tenant purchase options for net proceeds totaling $138.5 million and recognized a combined gain on sale of $30.0 million.

•	We sold seven public charter schools (not as result of exercise of tenant purchase options) for net proceeds totaling $44.4 million and recognized a combined gain on sale of $1.9 million.

•
We received $27.6 million in proceeds representing prepayment in full on two mortgage notes receivable that were secured by two public charter school properties. In connection with the prepayment of one of these notes, we recognized a prepayment fee of $1.8 million.

Due to the disposition of our remaining public charter school portfolio in 2019, the operating results of all public charter schools sold during 2019 have been classified within discontinued operations in the accompanying consolidated statements of income and comprehensive income for all periods presented included in this Annual Report on Form 10-K. See Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to discontinued operations.

Additionally, during the year ended December 31, 2019, we sold one attraction property, one early childhood education center property and four land parcels for net proceeds totaling $21.9 million. We also sold one other attraction property and received a cash payment of $11.0 million and provided seller mortgage financing of $27.4 million. We recognized a combined gain on these sales of $4.2 million.

On July 1, 2019, we received $189.8 million in proceeds representing payment in full on our mortgage notes receivable from SVVI, LLC (Schlitterbahn Group) that were secured by three attraction properties.

Disposition proceeds (excluding seller mortgage financing) and mortgage note pay-offs (excluding principal amortization and including prepayment fees) totaled $882.9 million and $471.1 million for the years ended December 31, 2019 and 2018, respectively.

Impairment Charges
As further discussed above, during the year ended December 31, 2019, we recognized an impairment on our public charter school portfolio sale of $21.4 million in connection with the sale of 47 public charter school related assets. See Note 4 and Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to this impairment charge and discontinued operations.

During the year ended December 31, 2019, we entered into an agreement to sell a theatre property for approximately $6.2 million. We recorded an impairment charge of approximately $2.2 million, which is the amount that the carrying value of the asset exceeds the estimated fair value. The sale of this property is expected to close in 2020.

Ski Tenant Update
During the year ended December 31, 2019, Vail Resorts, Inc. ("Vail") completed its acquisition of Peak Resorts, Inc. ("Peak"). As a result, Vail operates eight of our ski properties that were previously operated by Peak in addition to the NorthStar resort in California. We expect to continue holding these investments with no structural changes.

Early Childhood Education Tenant Update
In February 2019, we entered into new leases with Crème de la Crème ("Crème") on all of the 21 operating early childhood education properties owned by us and previously leased to Children's Leaning Adventure USA ("CLA"). These leases were contingent upon us delivering possession of the properties to Crème and included different financial terms based on whether CLA delivered to Crème the in-place operations of the school. During the year ended December 31, 2019, all 21 properties were transferred to Crème with in-place operations. Consideration provided by us for such transfers during the year ended December 31, 2019 included the release of CLA for past due rent obligations related to the transferred properties, previously fully reserved by us. Additional consideration was paid of approximately $15.3 million which included approximately $3.2 million for equipment used in the operations of these schools recorded in notes receivable and due from Crème, and $12.1 million recognized in transaction costs. The leases with Crème have 20-year terms that commenced upon Crème taking over the operations of the schools. Additionally, both we and Crème have early termination rights based on school level economic performance.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018
Minimum rent (1)	$544,279	$478,087	$66,192
Percentage rent (2)	14,962	10,663	4,299
Straight-line rent (3)	10,557	4,703	5,854
Tenant reimbursements (4)	22,864	15,305	7,559
Other rental revenue	360	328	32
Total Rental Revenue	$593,022	$509,086	$83,936

Other income (5)	25,920	2,076	23,844
Mortgage and other financing income (6)	33,027	128,759	(95,732)
Total revenue	$651,969	$639,921	$12,048

(1) For the year ended December 31, 2019 compared to the year ended December 31, 2018, the increase in minimum rent resulted from $41.2 million of rental revenue related to property acquisitions and developments completed in 2019 and 2018, an increase of $3.5 million in rental revenue related to our 21 early childhood education center properties that were transferred from CLA to Crème and an increase of $0.2 million in rental revenue on existing properties. In addition, during the year ended December 31, 2019, we recognized $22.6 million in lease revenue on our existing operating ground leases in which we are sub-lessor, in connection with our adoption of Topic 842. These increases were partially offset by a decrease of $1.3 million from property dispositions not included in discontinued operations.

During the year ended December 31, 2019, we renewed 10 lease agreements on approximately 783 thousand square feet and funded or agreed to fund an average of $17.25 per square foot in tenant improvements. We experienced a decrease of approximately 6.3% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent related primarily to higher percentage rent recognized during the year ended December 31, 2019 from one of our ski properties, our gaming property and several attraction and Education properties.

(3) The increase in straight-line rent related primarily to property acquisitions and developments completed in 2019 and 2018 as well as $0.9 million in straight-line revenue on our existing operating ground leases in which we are a sub-lessor, in connection with our adoption of Topic 842.

(4) The increase in tenant reimbursements related primarily to the gross up of tenant reimbursed expenses of $6.9 million recognized during the year ended December 31, 2019 in accordance with Topic 842.

(5) The increase in other income for year ended December 31, 2019 related primarily to the operating income from the Kartrite Resort, as well as the operating income from a theatre.
(6) The decrease in mortgage and other financing income was primarily due to prepayment fees received in connection with prepayments on two non-Education mortgage notes during the year ended December 31, 2018 totaling $71.3 million as well as note and direct financing lease payoffs in 2018 and 2019.
Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018
Property operating expense (1)	$60,739	$29,654	$31,085
Other expense (2)	29,667	443	29,224
General and administrative expense	46,371	48,889	(2,518)
Severance expense	2,364	5,938	(3,574)
Litigation settlement expense	—	2,090	(2,090)
Costs associated with loan refinancing or payoff (3)	38,269	31,958	6,311
Interest expense, net (4)	142,002	135,870	6,132
Transaction costs (5)	23,789	3,698	20,091
Impairment charges (6)	2,206	27,283	(25,077)
Depreciation and amortization (7)	158,834	138,395	20,439
Equity in (loss) income from joint ventures	(381)	(22)	(359)
Gain on sale of real estate	4,174	3,037	1,137
Gain on sale of investment in direct financing leases (8)	—	5,514	(5,514)
Income tax benefit (expense) (9)	3,035	(2,285)	5,320
Income from discontinued operations before other items (10)	37,241	45,036	(7,795)
Impairment on public charter school portfolio sale (11)	(21,433)	—	(21,433)
Gain on sale of real estate from discontinued operations (12)	31,879	—	31,879
Preferred dividend requirements	(24,136)	(24,142)	6

(1) Our property operating expenses arise from the operations of our entertainment districts and other specialty properties as well as operating ground lease expense and the gross up of tenant reimbursed expenses. The increase in property operating expenses resulted primarily from ground lease expense of $24.6 million from our existing operating ground leases as well as the gross up of tenant reimbursed expenses of $6.9 million recognized during the year ended December 31, 2019, in accordance with Topic 842, adopted January 1, 2019.
(2) The increase in other expense for the year ended December 31, 2019 related to operating expenses for the Kartrite Resort, as well as operating expense for a theatre.

(3) Costs associated with loan refinancing or payoff for the year ended December 31, 2019 related to the tender and redemption of the 5.75% Senior Notes due 2022. Costs associated with loan refinancing or payoff for the year ended December 31, 2018 related to the redemption of the 7.75% Senior Notes due 2020.
(4) The increase in our net interest expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted primarily from an increase in average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable as well as a decrease in interest cost capitalized on development projects. This was partially offset by an increase in interest income recognized during the year ended December 31, 2019.
(5) The increase in transaction costs for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to pre-opening costs related to the Kartrite Resort, which opened in May 2019, as well as costs related to the transfer of our CLA properties to Crème.

(6) Impairment charges recognized during the year ended December 31, 2019 related to one theatre property expected to sell in 2020. Impairment charges recognized during the year ended December 31, 2018 related to two partially completed early childhood education centers and two land parcels with site improvements, as well as an impairment charge related to two guarantees of the payment of certain economic development revenue bonds secured by leasehold interest and improvements at two theatres in Louisiana. See Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on these impairment charges.

(7) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2018 and 2019 and was partially offset by property dispositions that occurred during 2018 and 2019.

(8) Gain on sale of investment in direct financing leases for the year ended December 31, 2018 related to the sale of four public charter school properties leased to Imagine Schools, Inc. ("Imagine").

(9) The change in income tax benefit for the year ended December 31, 2019 compared to the income tax expense for the year ended December 31, 2018 is primarily related to lower deferred taxes due to the treatment of pre-opening costs and other expected tax losses for the Kartrite Resort, as well as certain expenses related to our Canadian trust.

(10) Income from discontinued operations before other items for the year ended December 31, 2019 and 2018 related to the operating results of all public charter school investments disposed in 2019. See Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on discontinued operations.

(11) Impairment on public charter school portfolio sale for the year ended December 31, 2019 related to the sale of substantially all of our public charter school portfolio, consisting of 47 public charter school related assets, which occurred on November 22, 2019. See Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on these impairment charges.

(12) Gain on sale of real estate from discontinued operations for the year ended December 31, 2019 was due to the disposition of ten public charter schools pursuant to tenant purchase options and seven other public charter school properties sold during 2019.

Year ended December 31, 2018 compared to year ended December 31, 2017

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017
Minimum rent (1)	$478,087	$419,906	$58,181
Percentage rent	10,663	7,815	2,848
Straight-line rent (2)	4,703	(2,386)	7,089
Tenant reimbursements	15,305	15,518	(213)
Other rental revenue	328	334	(6)
Total Rental Revenue	$509,086	$441,187	$67,899

Other income	2,076	3,095	(1,019)
Mortgage and other financing income (3)	128,759	74,038	54,721
Total revenue	$639,921	$518,320	$121,601

(1) For the year ended December 31, 2018 compared to the year ended December 31, 2017, the increase in minimum rent resulted from $55.3 million of rental revenue related to property acquisitions and developments completed in 2018 and 2017 and conversion of certain mortgage notes to rental properties, an increase of $4.8 million in rental revenue on existing properties and an increase in rental revenue of $3.5 million related to CLA. These increases were partially offset by a decrease of $5.4 million from property dispositions not included in discontinued operations.

During the year ended December 31, 2018, we renewed four lease agreements on approximately 241 thousand square feet and funded or agreed to fund an average of $29.07 per square foot in tenant improvements. We experienced a decrease of approximately 1.7% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in straight-line rent in 2018 related to property acquisitions and developments completed in 2018 and 2017 as well as straight-line write-offs recognized during the year ended December 31, 2017.

(3) The increase in mortgage and other financing income was primarily due to prepayment fees received in connection with partial prepayments on two non-Education mortgage notes during the year ended December 31, 2018 totaling $71.3 million. These increases were partially offset by the conversion of a mortgage note secured by 28 early childhood education center properties to leased properties during the year ended December 31, 2018, other note payoffs during 2018 and 2017, as well as the sale of four public charter school properties classified as direct financing leases.

Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017
Property operating expense	$29,654	$31,327	$(1,673)
Other expense	443	242	201
General and administrative expense (1)	48,889	43,383	5,506
Severance expense (2)	5,938	—	5,938
Litigation settlement expense	2,090	—	2,090
Costs associated with loan refinancing or payoff (3)	31,958	1,549	30,409
Gain on early extinguishment of debt	—	(977)	977
Interest expense, net	135,870	133,461	2,409
Transaction costs	3,698	523	3,175
Impairment charges (4)	27,283	1,902	25,381
Depreciation and amortization (5)	138,395	121,357	17,038
Equity in (loss) income from joint ventures	(22)	72	(94)
Gain on sale of real estate (6)	3,037	41,942	(38,905)
Gain on sale of investment in direct financing leases (7)	5,514	—	5,514
Income tax expense	(2,285)	(2,399)	114
Income from discontinued operations before other items	45,036	46,093	(1,057)
Impairment charges from discontinued operations (8)	—	(8,293)	8,293
Preferred dividend requirements	(24,142)	(24,293)	151
Preferred share redemption costs (9)	—	(4,457)	4,457

(1) The increase in general and administrative expense for the year ended December 31, 2018 compared to year ended December 31, 2017 was primarily due to an increase in payroll and benefits costs, including share-based compensation, as well as an increase in professional fees, shareholder and marketing expenses, franchise taxes and insurance costs.
(2) Severance expense for the year ended December 31, 2018 related to the termination of the Amended and Restated Employment Agreement for our former Senior Vice President and Chief Investment Officer as well as another employee. See Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail. There was no severance expense for the year ended December 31, 2017.
(3) Costs associated with loan refinancing or payoff for the year ended December 31, 2018 related to the redemption of the 7.75% Senior Notes due 2020. Costs associated with loan refinancing or payoff for the year ended December 31, 2017 related primarily to the amendment of our unsecured credit facility and term loan, and the prepayment of secured fixed rate mortgage notes payable.
(4) Impairment charges recognized during the year ended December 31, 2018 related to two partially completed early childhood education centers and two land parcels with site improvements, as well as an impairment charge related to two guarantees of the payment of certain economic development revenue bonds secured by leasehold interest and improvements at two theatres in Louisiana. See Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on these impairment charges. Impairment charges for the year ended December 31, 2017 related to two public charter school properties previously included in our investment in direct financing leases. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(5) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2017 and 2018 and was partially offset by property dispositions that occurred during 2017 and 2018.

(6) The gain on sale of real estate for the year ended December 31, 2018 related to the sale of four properties and the exercise of a tenant purchase option on a public charter school property. The gain on sale of real estate for the year ended December 31, 2017 related to the sale of seven properties and the exercise of eight tenant purchase options on public charter school properties.

(7) Gain on sale of investment in direct financing leases year ended December 31, 2018 related to the sale of four public charter school properties leased to Imagine. For further detail, see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(8) Impairment charges from discontinued operations for the year ended December 31, 2017 related to five properties that were previously included in our investment in direct financing leases and leased to Imagine. These properties were sold as part of the public charter school portfolio sale on November 22, 2019. For further detail, see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(9) Preferred share redemption costs for the year ended December 31, 2017 were due to the redemption of all of our 6.625% Series F cumulative redeemable preferred shares on December 21, 2017. These costs consisted of the original issuance costs and other redemption related expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $528.8 million at December 31, 2019. In addition, we had restricted cash of $2.7 million at December 31, 2019. Of the restricted cash at December 31, 2019, $1.3 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $1.4 million related to escrow deposits held related to potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

As of December 31, 2019, we had total debt outstanding of $3.1 billion of which 99% was unsecured.

At December 31, 2019, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At December 31, 2019, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. The unsecured revolving credit facility bears interest at a floating rate of LIBOR plus 100 basis points, which was 2.88% at December 31, 2019.

At December 31, 2019, our unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 2.81% at December 31, 2019. As of December 31, 2019, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022 at 3.15% for $350.0 million of borrowings and 3.35% for the remaining $50.0 million of borrowings.

At December 31, 2019, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. We were in compliance with these financial covenants under our debt instruments at December 31, 2019.
Our principal investing activities are acquiring, developing and financing Experiential and Education properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2019.

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

Additionally, on June 3, 2019, we filed a shelf registration statement with the SEC, which is effective for a term of three years, for our Dividend Reinvestment and Direct Share Purchase Plan ("DSP Plan") which permits the issuance of up to 15,000,000 common shares.

During the year ended December 31, 2019, we issued an aggregate of 4,007,113 common shares under our DSP Plan for net proceeds of $305.9 million.

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

On August 19, 2019, $219.4 million of the $350.0 million aggregate principal amount of 5.75% Senior Notes due August 15, 2022 were validly tendered and delivered for consideration of the principal amount outstanding plus a premium of $23.6 million. On September 16, 2019, we redeemed all of the remaining outstanding notes that were not validly tendered. The notes were redeemed at a price equal to the principal amount outstanding plus a premium calculated pursuant to the terms of the indenture of $13.3 million, together with accrued and unpaid interest of $0.6 million. In connection with the tender offer and the redemption, we recorded a non-cash write off of $1.4 million in deferred financing costs. The premiums paid and the non-cash write off, totaling $38.3 million, were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income and comprehensive income in this Annual Report on Form 10-K for the year ended December 31, 2019.

Additionally, we prepaid in full two economic development revenue bonds totaling $24.8 million during the year ended December 31, 2019, each with a variable interest rate. See Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our prepayment of these bonds.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$439,530	$484,328
Net cash provided (used) by investing activities	96,505	(96,812)
Net cash used by financing activities	(23,223)	(427,553)

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

Liquidity requirements at December 31, 2019 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2019 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long Term Debt Obligations	$—	$—	$—	$675,000	$148,000	$2,316,995	$3,139,995
Interest on Long Term Debt Obligations	136,364	136,364	135,030	118,855	106,927	268,323	901,863
Operating Lease Obligation - Corporate Office	856	884	967	967	967	1,691	6,332
Operating Ground Lease Obligations (1)	24,085	24,529	23,961	23,283	22,871	243,411	362,140
Total	$161,305	$161,777	$159,958	$818,105	$278,765	$2,830,420	$4,410,330

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

Commitments

As of December 31, 2019, we had nine development projects with commitments to fund an aggregate of approximately $79.3 million, of which approximately $50.8 million is expected to be funded in 2020. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2019, we had two notes receivable with commitments totaling approximately $23.1 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2019, we had four surety bonds outstanding totaling $32.0 million.

Liquidity Analysis

In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have no debt payments due until 2023. Our sources of liquidity as of December 31, 2019 to pay the 2020 commitments described above include the amount available under our unsecured revolving credit facility of $1.0 billion and unrestricted cash on hand of $528.8 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2020.

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

We expect to maintain our net debt to adjusted EBITDA ratio between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 4.7x as of December 31, 2019 (see "Non-GAAP Financial Measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service, disposed or acquired during the quarter, dispositions and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 35% as of December 31, 2019. Our net debt as a percentage of our total market capitalization at December 31, 2019 was 31%. We calculate our total market capitalization of $8.5 billion by aggregating the following at December 31, 2019:

•	Common shares outstanding of 78,462,920 multiplied by the last reported sales price of our common shares on the NYSE of $70.64 per share, or $5.5 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $134.9 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.2 million;

•	Aggregate liquidation value of our Series G redeemable preferred shares of $150.0 million; and

•	Net debt of $2.6 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2019, 2018 and 2017 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2019	2018	2017
FFO:
Net income available to common shareholders of EPR Properties	$178,107	$242,841	$234,218
Gain on sale of real estate	(36,053)	(3,037)	(41,942)
Gain on sale of investment in direct financing leases	—	(5,514)	—
Impairment charges	23,639	27,283	—
Impairment of direct financing leases - residual value portion (1)	—	—	2,897
Real estate depreciation and amortization	170,717	152,508	132,040
Allocated share of joint venture depreciation	2,213	226	218
FFO available to common shareholders of EPR Properties	$338,623	$414,307	$327,431

FFO available to common shareholders of EPR Properties	$338,623	$414,307	$327,431
Add: Preferred dividends for Series C preferred shares	7,754	7,759	7,763
Add: Preferred dividends for Series E preferred shares	7,756	7,756	7,761
Diluted FFO available to common shareholders of EPR Properties	$354,133	$429,822	$342,955
FFOAA:
FFO available to common shareholders of EPR Properties	$338,623	$414,307	$327,431
Costs associated with loan refinancing or payoff	38,450	31,958	1,549
Transaction costs	23,789	3,698	523
Severance expense	2,364	5,938	—
Litigation settlement expense	—	2,090	—
Preferred share redemption costs	—	—	4,457
Termination fee included in gain on sale	24,075	1,864	20,049
Impairment of direct financing leases - allowance for lease loss portion (1)	—	—	7,298
Gain on early extinguishment of debt	—	—	(977)
Gain on insurance recovery (included in other income)	—	—	(606)
Deferred income tax (benefit) expense	(4,115)	573	812
FFOAA available to common shareholders of EPR Properties	$423,186	$460,428	$360,536

FFOAA available to common shareholders of EPR Properties	$423,186	$460,428	$360,536
Add: Preferred dividends for Series C preferred shares	7,754	7,759	7,763
Add: Preferred dividends for Series E preferred shares	7,756	7,756	7,761
Diluted FFOAA available to common shareholders of EPR Properties	$438,696	$475,943	$376,060
AFFO:
FFOAA available to common shareholders of EPR Properties	$423,186	$460,428	$360,536
Non-real estate depreciation and amortization	1,045	922	906
Deferred financing fees amortization	6,192	5,797	6,167
Share-based compensation expense to management and trustees	13,180	15,111	14,142
Amortization of above/below-market leases, net and tenant allowances	(343)	(581)	(107)
Maintenance capital expenditures (2)	(5,453)	(2,101)	(5,523)
Straight-line rental revenue, net	(13,552)	(10,229)	(4,332)
Non-cash portion of mortgage and other financing income	(2,411)	(3,043)	(3,080)
AFFO available to common shareholders of EPR Properties	$421,844	$466,304	$368,709
FFO per common share:
Basic	$4.41	$5.58	$4.60
Diluted	4.39	5.51	4.58
FFOAA per common share:
Basic	$5.51	$6.20	$5.06
Diluted	5.44	6.10	5.02
Shares used for computation (in thousands):
Basic	76,746	74,292	71,191
Diluted	76,782	74,337	71,254

Weighted average shares outstanding-diluted EPS	76,782	74,337	71,254
Effect of dilutive Series C preferred shares	2,164	2,114	2,068
Adjusted weighted average shares outstanding - diluted Series C	78,946	76,451	73,322
Effect of dilutive Series E preferred shares	1,631	1,607	1,586
Adjusted weighted average shares outstanding - diluted Series C and Series E	80,577	78,058	74,908
Other financial information:
Dividends per common share	$4.50	$4.32	$4.08

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of income and comprehensive income included in this Annual Report on Form 10-K. See Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to discontinued operations.

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

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for years ended December 31, 2019, 2018 and 2017. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for these periods.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) for the quarter excluding gain on insurance recovery, severance expense, litigation settlement expense, impairment of direct financing lease (allowance for lease loss portion), the provision for loan losses, transaction costs and prepayment fees. This number for the quarter is then multiplied by four to get an annual amount.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	December 31,
	2019	2018
Net Debt:
Debt	$3,102,830	$2,986,054
Deferred financing costs, net	37,165	33,941
Cash and cash equivalents	(528,763)	(5,872)
Net Debt	$2,611,232	$3,014,123

	Three Months Ended December 31,
	2019	2018
EBITDAre and Adjusted EBITDA:
Net income	$36,297	$54,031
Interest expense, net	34,907	33,515
Income tax (benefit) expense	(530)	108
Depreciation and amortization	44,530	39,541
Gain on sale of real estate	(5,648)	(349)
Impairment charges	23,639	10,735
Costs associated with loan refinancing or payoff	43	—
Equity in loss from joint ventures	905	5
EBITDAre (for the quarter)	$134,143	$137,586

Severance expense	423	5,938
Transaction costs	5,784	1,583
Prepayment fees	—	(7,391)
Adjusted EBITDA (for the quarter)	$140,350	$137,716

Adjusted EBITDA (1)	$561,400	$550,864

Net Debt/Adjusted EBITDA Ratio	4.7	5.5

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of income and comprehensive income included in this Annual Report on Form 10-K.

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

	December 31, 2019	December 31, 2018
Total Investments:
Real estate investments, net of accumulated depreciation	$5,197,308	$5,024,057
Add back accumulated depreciation on real estate investments	989,254	883,174
Land held for development	28,080	34,177
Property under development	36,756	287,546
Mortgage notes and related accrued interest receivable	357,391	517,467
Investment in direct financing leases, net	—	20,558
Investment in joint ventures	34,317	34,486
Intangible assets, gross (1)	57,385	51,414
Notes receivable and related accrued interest receivable, net (1)	14,026	5,445
Total investments	$6,714,517	$6,858,324

Total investments	$6,714,517	$6,858,324
Cash and cash equivalents	528,763	5,872
Restricted cash	2,677	12,635
Operating lease right-of-use assets	211,187	—
Accounts receivable	86,858	98,369
Less: accumulated depreciation on real estate investments	(989,254)	(883,174)
Less: accumulated amortization on intangible assets	(12,693)	(8,923)
Prepaid expenses and other current assets	35,456	48,287
Total assets	$6,577,511	$6,131,390

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets include the following:

	December 31, 2019	December 31, 2018
Intangible assets, gross	$57,385	$51,414
Less: accumulated amortization on intangible assets	(12,693)	(8,923)
Notes receivable and related accrued interest receivable, net	14,026	5,445
Prepaid expenses and other current assets	35,456	48,287
Total other assets	$94,174	$96,223

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
A substantial portion of our leases provide for base and participating rent features. In addition, certain of our mortgage notes receivable similarly provide for base and participating interest. To the extent inflation causes tenant or borrower revenues at our properties to increase over baseline amounts, we would participate in those revenue increases through our right to receive annual percentage rent and/or participating interest.
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
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases are non-triple-net leases. These non-triple net leases represent approximately 14% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Some of our investments have been structured using more traditional REIT lodging structures. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries (TRSs) which are facilitated by management agreements with eligible independent contractors. Under this structure, we rely on the performance of our proprieties and the ability of the properties' managers to increase revenues to keep pace with inflation which may be limited by competitive pressures.

Additionally, our general and administrative costs may be subject to increases resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. As of December 31, 2019, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.

As of December 31, 2019, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At December 31, 2019, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $61.2 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):

Expected Maturities (dollars in millions)

	2020	2021	2022	2023	2024	Thereafter	Total	Estimated Fair Value
December 31, 2019:
Fixed rate debt	$—	$—	$—	$675.0	$148.0	$2,317.0	$3,140.0	$3,295.5
Average interest rate	—%	—%	—%	4.02%	4.35%	4.44%	4.34%	3.45%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2019)	—%	—%	—%	—%	—%	—%	—%	—%

	2019	2020	2021	2022	2023	Thereafter	Total	Estimated Fair Value
December 31, 2018:
Fixed rate debt	$—	$—	$—	$350.0	$625.0	$1,940.0	$2,915.0	$2,908.6
Average interest rate	—%	—%	—%	5.75%	3.83%	4.65%	4.60%	4.55%
Variable rate debt	$—	$—	$—	$30.0	$50.0	$25.0	$105.0	$105.0
Average interest rate (as of December 31, 2018)	—%	—%	—%	3.50%	3.48%	2.50%	3.25%	3.25%

The fair value of our debt as of December 31, 2019 and 2018 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

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

Subsequent to December 31, 2019, we entered into three USD-CAD cross-currency swaps that will be effective July 1, 2020 with a total fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Adoption of New Accounting Pronouncement
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for its leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2019 was $5.2 billion. The Company reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.
We identified the evaluation of indicators real estate investments may not be recoverable as a critical audit matter. There is a high degree of subjective judgment in evaluating the events or changes in circumstances that may indicate the carrying value of real estate investments may not be recoverable. In particular the judgments regarding the expected period the Company will hold the real estate investments and the impact of changes in market and tenant conditions on the determination of the recoverability of the real estate investments required a higher degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that may indicate the carrying amount of real estate investments may not be recoverable, including controls related to determining the period the Company will hold the real estate investments. We inquired of Company officials and inspected documents such as meeting minutes of the Board of Directors to evaluate the likelihood that a real estate investment would be sold prior to the estimated holding period. We also performed independent evaluations, including examining third‑party market reports and current tenant information including status of accounts receivable and committee minutes related to lease negotiations for indications that the carrying value of the real estate investment may not be recoverable.
Assessment of the values assigned to acquired assets in asset acquisitions
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired approximately $457.8 million of real estate investments in 2019. For asset acquisitions, the Company records the purchase price to the acquired tangible and intangible assets and liabilities on a relative fair value basis. The fair values are based on recent independent appraisals.

We identified the assessment of the values assigned to acquired assets in asset acquisitions as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the relevance of comparable land sales, and replacement cost of the building and site improvements, used to determine the fair value of these assets.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s asset acquisition allocation process, including controls to identify and select publicly available comparable land sales and to identify replacement cost inputs used to estimate the fair value of (1) land, (2) building, and (3) site improvements. We involved valuation professionals with specialized skills and knowledge, who assisted in the following procedures for the Company’s asset acquisitions:

•	Compared the Company’s estimated fair value of land to a range of independently developed estimates based on publicly available and comparable land sales; and

•
Compared the cost inputs used in the Company’s replacement cost analysis of building and site improvements to market data, such as data included in the industry recognized guides used for developing replacement, reproduction, and insurable value costs.

Evaluation of the incremental borrowing rates used to calculate operating lease liabilities
As discussed in Notes 2 and 16 to the consolidated financial statements, on January 1, 2019, Accounting Standards Update (ASU) No. 2016‑02 Leases (Topic 842) became effective for the Company. Upon adoption of Topic 842, the Company recognized an operating lease liability of $238.6 million for its ground leases that it subleases to its tenants and for its lease of its executive office. Operating lease liabilities are recognized based on the present value of lease payments over the lease term. The Company used incremental borrowing rates adjusted for collateral to discount the future lease payments of each lease to their present values.
We identified the evaluation of the incremental borrowing rates used to calculate operating lease liabilities as a critical audit matter. This matter required subjective auditor judgment in applying procedures to test the methodology used to develop the incremental borrowing rates. Evaluating the determination of the incremental borrowing rates from within a range of acceptable rates also required subjective auditor judgment, as they were not directly observable.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s methodology in determining the incremental borrowing rates and in determining the key inputs into the rates. We involved valuation professionals with specialized skills and knowledge, who assisted in: (1) performing an assessment of the methodology used by the Company to determine the incremental borrowing rates, and (2) independently developing a range of acceptable incremental borrowing rates based on the Company’s existing senior unsecured borrowings and making adjustments for differences in the length and collateral associated with the borrowings in comparison to the leases.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri
February 25, 2020

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2019	2018
Assets
Real estate investments, net of accumulated depreciation of $989,254 and $883,174 at December 31, 2019 and 2018, respectively	$5,197,308	$5,024,057
Land held for development	28,080	34,177
Property under development	36,756	287,546
Operating lease right-of-use assets	211,187	—
Mortgage notes and related accrued interest receivable	357,391	517,467
Investment in direct financing leases, net	—	20,558
Investment in joint ventures	34,317	34,486
Cash and cash equivalents	528,763	5,872
Restricted cash	2,677	12,635
Accounts receivable	86,858	98,369
Other assets	94,174	96,223
Total assets	$6,577,511	$6,131,390
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$122,939	$168,463
Operating lease liabilities	235,650	—
Common dividends payable	29,424	26,765
Preferred dividends payable	6,034	6,034
Unearned rents and interest	74,829	79,051
Debt	3,102,830	2,986,054
Total liabilities	3,571,706	3,266,367
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 81,588,489 and 77,226,443 shares issued at December 31, 2019 and 2018, respectively	816	772
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at December 31, 2019 and 2018; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at December 31, 2019 and 2018; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at December 31, 2019 and 2018; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,834,858	3,504,494
Treasury shares at cost: 3,125,569 and 2,878,587 common shares at December 31, 2019 and 2018, respectively	(147,435)	(130,728)
Accumulated other comprehensive income	7,275	12,085
Distributions in excess of net income	(689,857)	(521,748)
Total equity	$3,005,805	$2,865,023
Total liabilities and equity	$6,577,511	$6,131,390
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income and Comprehensive Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Rental revenue	$593,022	$509,086	$441,187
Other income	25,920	2,076	3,095
Mortgage and other financing income	33,027	128,759	74,038
Total revenue	651,969	639,921	518,320
Property operating expense	60,739	29,654	31,327
Other expense	29,667	443	242
General and administrative expense	46,371	48,889	43,383
Severance expense	2,364	5,938	—
Litigation settlement expense	—	2,090	—
Costs associated with loan refinancing or payoff	38,269	31,958	1,549
Gain on early extinguishment of debt	—	—	(977)
Interest expense, net	142,002	135,870	133,461
Transaction costs	23,789	3,698	523
Impairment charges	2,206	27,283	1,902
Depreciation and amortization	158,834	138,395	121,357
Income before equity in (loss) income from joint ventures, other items and discontinued operations	147,728	215,703	185,553
Equity in (loss) income from joint ventures	(381)	(22)	72
Gain on sale of real estate	4,174	3,037	41,942
Gain on sale of investment in a direct financing lease	—	5,514	—
Income before income taxes	151,521	224,232	227,567
Income tax benefit (expense)	3,035	(2,285)	(2,399)
Income from continuing operations	$154,556	$221,947	$225,168
Discontinued operations:
Income from discontinued operations before other items	37,241	45,036	46,093
Impairment charges	—	—	(8,293)
Impairment on public charter school portfolio sale	(21,433)	—	—
Gain on sale of real estate from discontinued operations	31,879	—	—
Income from discontinued operations	47,687	45,036	37,800
Net income	202,243	266,983	262,968
Preferred dividend requirements	(24,136)	(24,142)	(24,293)
Preferred share redemption costs	—	—	(4,457)
Net income available to common shareholders of EPR Properties	$178,107	$242,841	$234,218
Net income available to common shareholders of EPR Properties per share:
Continuing operations	$1.70	$2.66	$2.76
Discontinued operations	0.62	0.61	0.53
Basic	$2.32	$3.27	$3.29

Continuing operations	$1.70	$2.66	$2.76
Discontinued operations	0.62	0.61	0.53
Diluted	$2.32	$3.27	$3.29
Shares used for computation (in thousands):
Basic	76,746	74,292	71,191
Diluted	76,782	74,337	71,254

Other comprehensive income (loss):
Net income	$202,243	$266,983	$262,968
Foreign currency translation adjustment	9,253	(16,177)	12,569
Change in unrealized (loss) gain on derivatives	(14,063)	15,779	(7,820)
Comprehensive income attributable to EPR Properties	$197,433	$266,585	$267,717
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2019, 2018 and 2017 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2016	66,263,487	$663	13,849,050	$139	$2,677,046	$(113,172)	$7,734	$(386,509)	$2,185,901
Restricted share units issued to Trustees	19,030	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	296,914	3	—	—	5,585	(90)	—	—	5,498
Purchase of common shares for vesting	—	—	—	—	—	(6,729)	—	—	(6,729)
Share-based compensation expense	—	—	—	—	14,142	—	—	—	14,142
Foreign currency translation adjustment	—	—	—	—	—	—	12,569	—	12,569
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,820)	—	(7,820)
Net income	—	—	—	—	—	—	—	262,968	262,968
Issuances of common shares	1,398,280	14	—	—	99,322	—	—	—	99,336
Issuance of common shares for acquisition	8,851,264	89	—	—	657,384	—	—	—	657,473
Conversion of Series E Convertible Preferred shares to common shares	404	—	(885)	(1)	—	—	—	—	(1)
Issuance of Series G Preferred Shares	—	—	6,000,000	60	144,430	—	—	—	144,490
Redemption of Series F Preferred Shares	—	—	(5,000,000)	(50)	(120,518)	—	—	(4,457)	(125,025)
Stock option exercises, net	29,253	—	—	—	1,595	(1,600)	—	—	(5)
Dividends to common shareholders ($4.08 per share)	—	—	—	—	—	—	—	(291,179)	(291,179)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,761)	(7,761)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,762)	(7,762)
Dividends to Series F preferred shareholders ($1.9553 per share)	—	—	—	—	—	—	—	(8,051)	(8,051)
Dividends to Series G preferred shareholders ($0.183681 per share)	—	—	—	—	—	—	—	(719)	(719)
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	295,202	3	—	—	4,588	(617)	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,156)	—	—	(7,156)
Share-based compensation expense	—	—	—	—	15,111	—	—	—	15,111
Share-based compensation included in severance expense	—	—	—	—	3,218	—	—	—	3,218
Foreign currency translation adjustment	—	—	—	—	—	—	(16,177)	—	(16,177)
Change in unrealized gain on derivatives	—	—	—	—	—	—	15,779	—	15,779
Net income	—	—	—	—	—	—	—	266,983	266,983
Issuances of common shares	20,553	—	—	—	1,286	—	—	—	1,286
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Conversion of Series C Convertible Preferred shares to common shares	1,964	—	(5,000)	—	—	—	—	—	—
Stock option exercises, net	25,721	—	—	—	1,305	(1,364)	—	—	(59)
Dividends to common shareholders ($4.32 per share)	—	—	—	—	—	—	—	(321,119)	(321,119)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,760)	(7,760)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,757)	(7,757)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2019, 2018 and 2017 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	27,392	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	208,755	2	—	—	4,926	(498)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,691)	—	—	(9,691)
Share-based compensation expense	—	—	—	—	13,180	—	—	—	13,180
Share-based compensation included in severance expense	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	—	9,253	—	9,253
Change in unrealized loss on derivatives	—	—	—	—	—	—	(14,063)	—	(14,063)
Net income	—	—	—	—	—	—	—	202,243	202,243
Issuances of common shares	4,007,113	41	—	—	305,893	—	—	—	305,934
Stock option exercises, net	118,786	1	—	—	5,785	(6,518)	—	—	(732)
Dividends to common shareholders ($4.50 per share)	—	—	—	—	—	—	—	(346,216)	(346,216)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$202,243	$266,983	$262,968
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	—	(977)
Impairment charges	23,639	27,283	10,195
Gain on sale of real estate	(36,053)	(3,037)	(41,942)
Gain on insurance recovery	—	—	(606)
Deferred income tax (benefit) expense	(4,115)	573	812
Gain on sale of investment in a direct financing lease	—	(5,514)	—
Costs associated with loan refinancing or payoff	38,450	31,958	1,549
Equity in loss (income) from joint ventures	381	22	(72)
Distributions from joint ventures	112	567	442
Depreciation and amortization	171,763	153,430	132,946
Amortization of deferred financing costs	6,192	5,797	6,167
Amortization of above/below market leases and tenant allowances, net	(343)	(581)	(107)
Share-based compensation expense to management and trustees	13,180	15,111	14,142
Share-based compensation expense included in severance expense	580	3,218	—
Change in assets and liabilities:
Operating lease assets and liabilities	1,194	—	—
Mortgage notes accrued interest receivable	(381)	(517)	467
Accounts receivable	(1,385)	(22,300)	8,866
Direct financing lease receivable	(186)	(563)	(1,208)
Other assets	(1,301)	(1,055)	(1,691)
Accounts payable and accrued liabilities	27,540	4,979	260
Unearned rents and interest	(1,980)	7,974	6,061
Net cash provided by operating activities	439,530	484,328	398,272
Investing activities:
Acquisition of and investments in real estate and other assets	(500,629)	(187,460)	(397,556)
Proceeds from sale of real estate	216,020	22,134	191,569
Proceeds from sale of public charter school portfolio	449,555	—	—
Investment in unconsolidated joint ventures	(325)	(29,473)	—
Proceeds from settlement of derivative	—	30,796	—
Investment in mortgage notes receivable	(142,456)	(36,105)	(133,697)
Proceeds from mortgage note receivable paydown	217,459	335,168	21,784
Investment in promissory notes receivable	(12,271)	(7,863)	(1,928)
Proceeds from promissory note receivable paydown	3,738	7,500	1,599
Proceeds from insurance recovery	—	—	606
Proceeds from sale of investment in direct financing leases, net	—	43,447	—
Additions to properties under development	(134,586)	(274,956)	(384,449)
Net cash provided (used) by investing activities	96,505	(96,812)	(702,072)
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	962,000	908,000	1,371,000
Principal payments on debt	(866,735)	(949,684)	(823,288)
Deferred financing fees paid	(9,386)	(8,642)	(14,318)
Costs associated with loan refinancing or payoff (cash portion)	(36,918)	(28,650)	(7)
Net proceeds from issuance of common shares	305,556	956	99,069
Net proceeds from issuance of preferred shares	—	—	144,490
Redemption of preferred shares	—	—	(125,025)
Impact of stock option exercises, net	(732)	(62)	(5)
Purchase of common shares for treasury for vesting	(9,691)	(7,156)	(6,729)
Dividends paid to shareholders	(367,317)	(342,315)	(311,721)
Net cash (used) provided by financing activities	(23,223)	(427,553)	333,466
Effect of exchange rate changes on cash	121	(442)	241
Net change in cash and cash equivalents and restricted cash	512,933	(40,479)	29,907
Cash and cash equivalents and restricted cash at beginning of the year	18,507	58,986	29,079
Cash and cash equivalents and restricted cash at end of the year	$531,440	$18,507	$58,986
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2019	2018	2017

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$5,872	$41,917	$19,335
Restricted cash at beginning of the year	12,635	17,069	9,744
Cash and cash equivalents and restricted cash at beginning of the year	$18,507	$58,986	$29,079

Cash and cash equivalents at end of the year	$528,763	$5,872	$41,917
Restricted cash at end of the year	2,677	12,635	17,069
Cash and cash equivalents and restricted cash at end of the year	$531,440	$18,507	$58,986

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$354,568	$228,572	$408,593
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$17,590	$18,252	$24,062
Conversion or reclassification of mortgage notes receivable to real estate investments	$—	$155,185	$9,237
Mortgage note received for sale of real estate investments	$27,423	$—	$11,897
Amounts related to adoption of ASC Topic 842:
Operating lease right-of-use assets	$229,620	$—	$—
Operating lease liabilities	$253,486	$—	$—
Sub-lessor straight-line receivable	$24,454	$—	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$14,000	$—	$—
Assumption of debt	$18,585	$—	$—
Issuance of common shares for acquisition	$—	$—	$657,473
Assumption of liabilities net of accounts receivable for acquisition	$—	$—	$12,083
Transfer of investment in direct financing lease to real estate investments	$—	$—	$35,807

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$143,530	$145,559	$136,345
Cash paid during the year for income taxes	$1,842	$1,363	$1,499
Interest cost capitalized	$5,326	$9,903	$9,879
Change in accrued capital expenditures	$(35,155)	$32,993	$333
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

1. Organization

Description of Business
EPR Properties (the Company) was formed on August 22, 1997 as a Maryland real estate investment trust (REIT), and an initial public offering of the Company's common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, the Company has been a leading Experiential net lease REIT specializing in select enduring experiential properties. The Company's underwriting is centered on key industry and property cash flow criteria, as well as the credit metrics of the Company's tenants and customers. The Company’s properties are located in the United States and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of EPR Properties and its subsidiaries, all of which are wholly owned.

Variable Interest Entities
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the FASB ASC Topic on Consolidation (Topic 810), but can exercise influence over the entity with respect to its operations and major decisions.

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2019 and 2018, the Company does not have any investments in consolidated VIEs.

Use of Estimates
Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). Actual results could differ from those estimates.

Real Estate Investments
Real estate investments are carried at initial recorded value less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 years to 40 years for buildings, three years to 25 years for furniture, fixtures and equipment and 10 years to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the lease term or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Acquisition-related costs in connection with business combinations are expensed as incurred and included in transaction costs in the accompanying consolidated statements of income and comprehensive income.

In addition to acquisition-related costs in connection with business combinations, transaction costs include costs associated with terminated transactions, pre-opening costs and certain leasing and tenant transition costs. Transaction costs expensed totaled $23.8 million, $3.7 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For real estate acquisitions (asset acquisitions or business combinations), the fair value (or relative fair value in an asset acquisition) of the tangible assets is determined by valuing the property using recent independent appraisals or methods similar to those used by independent appraisers. Land is valued using the sales comparison approach which uses available market data from recent comparable land sales as an input to estimate the fair value. Site improvements and tenant improvements are valued using the cost approach which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value. The building is valued either using the cost approach described above or a combination of the cost and the income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant. The cost and income approaches are reconciled to arrive at an estimated building fair value.

Intangibles
The fair value of acquired in-place leases also includes management’s estimate, on a lease-by-lease basis, of the present value of the following amounts: (i) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute the leases, including leasing commissions, legal and other related costs); (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed re-leasing period, (i.e. real estate taxes, insurance and other operating expenses); (iii) the value associated with lost rental revenue from existing leases during the assumed re-leasing period; and (iv) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. These values are amortized over the lease term of the respective leases.

In determining the fair value of acquired above and below-market leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of fair market lease rates. For above-market leases and below-market leases, management considers such differences over the lease terms. The capitalized above-market lease values are amortized as a reduction of rental income over the lease terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the lease terms of the respective leases. The lease term includes the minimum base term plus any extension options that are reasonably certain to be exercised. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

If debt is assumed in the acquisition, the determination of whether it is above or below-market is based upon a comparison of similar financing terms for similar real estate investments at the time of the acquisition.

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
Intangible assets and liabilities (included in Other assets and Accounts payable and accrued liabilities in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2019	2018
Assets:
In-place leases, net of accumulated amortization of $10.8 million and $7.7 million, respectively	$24,528	$21,749
Above-market lease, net of accumulated amortization of $1.1 million and $1.0 million, respectively	71	154
Tradenames, net of accumulated amortization of $184 thousand and $53 thousand, respectively (1)	8,980	9,110
Contract value, net of accumulated amortization of $548 thousand and $183 thousand, respectively	10,420	10,785
Goodwill	693	693
Total intangible assets, net	$44,692	$42,491

Liabilities:
Below-market lease, net of accumulated amortization of $1.1 million and $0.7 million, respectively	$8,934	$8,100

(1) At December 31, 2019 and 2018, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate lease intangible amortization included in expense was $3.7 million, $2.9 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million, $0.6 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2019 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2020	$3,348	$133	$365	$20	$(503)
2021	2,959	133	365	10	(473)
2022	2,334	133	365	6	(438)
2023	2,305	133	365	6	(415)
2024	2,247	133	365	6	(400)
Thereafter	11,335	2,960	8,595	23	(6,705)
Total	$24,528	$3,625	$10,420	$71	$(8,934)

Weighted average amortization period (years)	11.9	28.2	28.5	6.9	30.3

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $37.2 million and $33.9 million as of December 31, 2019 and 2018, respectively, are shown as a reduction of debt. The deferred financing costs of $3.5 million and $5.0 million as of December 31, 2019 and 2018, respectively, related to the unsecured revolving credit facility are included in other assets.

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Reportable Segments
During the year ended December 31, 2019, the Company sold the largest portion of its Education segment, public charter schools and announced that it is now strategically focused on investing in Experiential properties. With this change, the Company reorganized internally and now aggregates its Entertainment and Recreation segments into one segment which has been titled the Experiential segment. Therefore, at December 31, 2019, the Company has two reportable segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. See Note 20 for financial information related to these reportable segments.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the years ended December 31, 2019, 2018 and 2017, the Company recognized straight-line rental revenue, net of write-offs of $13.6 million (of which $3.0 million has been classified within discontinued operations), $10.2 million (of which $5.5 million has been classified within discontinued operations) and $4.3 million (of which $6.7 million has been classified within discontinued operations), respectively. The Company recognized straight-line write-offs for the years ended December 31, 2019 and 2017 of $1.4 million (of which $1.2 million has been classified within discontinued operations) and $9.0 million, respectively. There were no straight-line write-offs recognized during the year ended December 31, 2018.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the year ended December 31, 2019, the Company recognized $6.9 million related to the gross up of these reimbursed expenses which are included in rental revenue and property operating expenses.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2019, 2018 and 2017, the non-lease components included in rental revenue totaled $16.0 million, $15.3 million and $15.5 million, respectively.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $15.0 million, $10.7 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company regularly evaluates the collectibility of its receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. The Company suspends revenue recognition when the collectibility of lease receivables or future lease payments are no longer probable and records a direct write-off of the receivable to rental revenue. Certain reclassifications have been made to the 2017 and 2018 presentations to conform to the 2019 presentation related to the Company's former presentation of the allowance for doubtful accounts.

Property Sales
Sales of real estate properties are recognized when a contract exists and the purchaser has obtained control of the property. Gains on sales of properties are recognized in full in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value.

The Company evaluates each sale or disposal transaction to determine if it meets the criteria to qualify as discontinued operations. A discontinued operation is a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on the Company's operations and financial results. If the sale or disposal transaction does not meet the criteria, the operations and related gain or loss on sale is included in income from continuing operations. Certain reclassifications have been made to prior period amounts to conform to the current period presentation for assets that qualify for presentation as discontinued operations. See Note 18 for further details.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower. Interest income is recognized using the effective interest method based on the stated interest rate over estimate life of the note. Premiums and discounts are amortized or accreted into income over the estimated life of the note using the effective interest method. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. There were no impaired loans at December 31, 2019 and 2018.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Mortgage and other financing income included participating interest income of $0.6 million and $0.7 million for the years ended December 31, 2019 and 2017, respectively. No participating interest income was recognized for the year ended December 31, 2018. In addition, for the years ended December 31, 2019, 2018 and 2017, mortgage and other financing income included $2.7 million (of which $1.8 million has been classified in discontinued operations), $74.7 million and $0.8 million, respectively, in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date.

As described above, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, the Company's leases that were classified as investment in direct financing leases retained this classification. Direct financing lease income is included in mortgage and other financing income and is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management's initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. The Company evaluates on an annual basis (or more frequently, if necessary) the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable's effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized. During the year ended December 31, 2019, the Company sold its investment in direct financing leases and the operating results of these direct financing leases have been classified within discontinued operations in the accompanying consolidated statements of income and comprehensive income. See Note 18 for further details on discontinued operations.

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

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2019, the net deferred tax assets related to the Company's Canadian operations totaled $10.9 million and the temporary differences between income for financial reporting purposes and taxable income relate primarily to depreciation, capital improvements and straight-line rents.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. The Company uses two such TRS entities exclusively to hold the operational aspect of the traditional REIT lodging structure for three Experiential lodging properties that are facilitated by management agreements with eligible independent contractors. The real estate for these investments are held by the REIT either directly or through an investment in a joint venture and leased to the respective operations entity under a triple-net lease. Management has determined the real estate meets the requirements to be classified as qualified lodging facilities as required in a traditional REIT lodging structure.

One of the Company's TRSs holds four unconsolidated joint ventures located in China. The Company records these investments using the equity method; therefore, the income reported by the Company is net of income tax paid to the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Chinese taxing authorities. In addition, the Company is liable for withholding taxes to China associated with the current and future dividend payments from the China joint ventures. The Company paid $13 thousand and $62 thousand in withholding taxes during the years ended December 31, 2019 and 2018, respectively, related to earnings repatriated.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Tax Reform Act). The legislation significantly changed the U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recognized tax impacts related to deemed repatriated earnings and included these amounts in its consolidated financial statements for the years ended December 31, 2018 and 2017.

At December 31, 2019, the net deferred tax assets related to the Company's TRSs totaled $4.5 million and the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization.

As of December 31, 2019 and 2018, respectively, the Canadian operations and the Company's TRSs had deferred tax assets included in other assets in the accompanying consolidated balance sheet totaling approximately $19.3 million and $14.1 million and deferred tax liabilities included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet totaling approximately $3.9 million and $3.4 million. The Company’s consolidated deferred tax position is summarized as follows (in thousands):

	2019	2018
Fixed assets	$14,462	$12,948
Net operating losses	1,656	359
Start-up costs	2,768	347
Other	367	457
Total deferred tax assets	$19,253	$14,111

Capital improvements	$(2,765)	$(2,079)
Straight-line receivable	(1,097)	(1,271)
Other	(1)	(1)
Total deferred tax liabilities	$(3,863)	$(3,351)

Net deferred tax asset	$15,390	$10,760

Additionally, during the years ended December 31, 2019, 2018 and 2017, the Company recognized current income and withholding tax expense of $1.1 million, $1.7 million and $1.6 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current TRS income tax	$376	$(221)	$(163)
Current state income tax expense	(405)	(422)	(360)
Current foreign income tax	—	—	(36)
Current foreign withholding tax	(1,051)	(1,069)	(1,071)
Deferred TRS income tax benefit	3,719	319	137
Deferred foreign withholding tax	—	—	43
Deferred income tax benefit (expense)	396	(892)	(949)
Income tax benefit (expense)	$3,035	$(2,285)	$(2,399)

The Company's effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 1.5%, 0.8% and 0.9%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

and the actual income tax expense recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2019, 2018 and 2017. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2019) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2016 through 2018 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2014 through 2018 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2019, 2018 or 2017. The Company did not have any accrued interest and penalties at December 31, 2019, 2018 and 2017. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2019, 2018 and 2017.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC), Topgolf USA (Topgolf) and Regal Entertainment Group (Regal) represented a significant portion of the Company's total revenue (including revenue from discontinued operations) for the years ended December 31, 2019, 2018 and 2017. The following is a summary of the Company's total revenue (including revenue from discontinued operations) derived from rental or interest payments from AMC, Topgolf and Regal (dollars in thousands):

	Year ended December 31,
	2019		2018		2017
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$123,792	17.6%	$115,805	16.5%	$114,374	19.9%
Topgolf	78,962	11.2%	64,459	9.2%	53,369	9.3%
Regal	75,784	10.8%	57,614	8.2%	49,433	8.6%

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

Share based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income was $10 thousand, $0.3 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years to four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income was $11.3 million, $13.5 million and $12.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Expense related to nonvested shares and included in severance expense in the accompanying consolidated statements of income and comprehensive income was $0.6 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.9 million, $1.3 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

The Company adopted the standard on the effective date, January 1, 2020, and used the effective date as the date of initial application. Accordingly, prior period financial information will not be updated, and disclosures required under the new standard will not be provided for dates and periods before January 1, 2020.

The Company has reviewed its financial instruments and determined the expected loss model will apply to mortgage notes receivable, notes receivable and unfunded mortgage commitments. The Company is finalizing its transition adjustment and currently expects the adoption of the standard will result in a provision for loan losses ranging from $2.0 million to $2.5 million, to be recorded through retained earnings as of the date of adoption. Prior to adoption of the standard, the Company did not have any loan loss reserves in its consolidated financial statements.

The Company will continue its implementation work in 2020 including enhancements to the Company's internal control framework, accounting systems and related documentation surrounding its credit loss process and the preparation of any additional disclosures that will be required.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

3. Real Estate Investments
The following table summarizes the carrying amounts of real estate investments as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Buildings and improvements	$4,747,101	$4,593,159
Furniture, fixtures & equipment	123,239	97,463
Land	1,290,181	1,190,568
Leasehold interests	26,041	26,041
	6,186,562	5,907,231
Accumulated depreciation	(989,254)	(883,174)
Total	$5,197,308	$5,024,057

Depreciation expense on real estate investments from continuing operations was $153.2 million, $133.7 million and $117.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Acquisitions and Development
During the year ended December 31, 2019, the Company completed the acquisition of real estate investments and lease related intangibles, as further discussed in Note 2, for Experiential properties totaling $451.9 million, that consisted of 26 theatre properties for approximately $426.5 million, one eat & play property for $1.4 million and two cultural properties for $24.0 million. The Company completed the acquisition of real estate investments and lease related intangibles for Education properties totaling $5.9 million that consisted of the acquisition of two early childhood education centers.

Additionally, during the year ended December 31, 2019, the Company had investment spending on build-to-suit development and redevelopment for Experiential properties totaling $146.2 million and Education properties totaling $38.6 million.

During the year ended December 31, 2019, the Company completed the construction of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. The indoor waterpark resort is being operated under a traditional REIT lodging structure and facilitated by a management agreement with an eligible independent contractor. The related operating revenue and expense are included in other income and other expense in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2019. Additionally, during the year ended December 31, 2018, the Company completed the construction of the Resorts World Catskills common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which funded a substantial portion of such construction costs. For the years ended December 31, 2018, 2017 and 2016, the Company received total reimbursements of $74.2 million of construction costs. During the year ended December 31, 2019, the Company received an additional reimbursement of $11.5 million.

During the year ended December 31, 2018, the Company completed the acquisitions real estate investments and lease related intangibles, as further discussed in Note 2, that consisted of two theatre properties for approximately $22.4 million, a fitness & wellness property for $7.8 million, a cultural property for $50.3 million, an experiential lodging property for $36.6 million and four early childhood education centers for $17.7 million.

Additionally, during the year ended December 31, 2018, the Company had investment spending on build-to-suit development and redevelopment for Experiential properties totaling $288.1 million and Education properties totaling $49.7 million.

Dispositions
During the year ended December 31, 2019, the Company completed the sale of all of its public charter school portfolio through the following transactions:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

•
On November 22, 2019, the Company sold 47 public charter school related assets, classified as real estate investments, mortgage notes receivable and investment in direct financing leases, for net proceeds of approximately $449.6 million. The Company recognized an impairment on this public charter school portfolio sale of $21.4 million that included the write-off of non-cash straight-line rent and effective interest receivables totaling $24.8 million. See Note 4 for additional information related to the impairment.

•	The Company sold ten public charter schools pursuant to tenant purchase options for net proceeds totaling $138.5 million and recognized a combined gain on sale of $30.0 million.

•	The Company sold seven public charter schools (not as result of exercise of tenant purchase options) for net proceeds totaling $44.4 million and recognized a combined gain on sale of $1.9 million.

•	See Note 6 for details on repayments of mortgage notes receivable secured by public charter school properties during 2019.

Due to the Company's disposition of its remaining public charter school portfolio in 2019, the operating results of all public charter schools sold during 2019 have been classified within discontinued operations in the accompanying consolidated statements of income and comprehensive income for all periods presented. See Note 18 for further details on discontinued operations.

Additionally, during the year ended December 31, 2019, the Company sold one attraction property, one early childhood education center property and four land parcels for net proceeds totaling $21.9 million and sold one attraction property and received an $11.0 million cash payment and provided seller mortgage financing of $27.4 million. The Company recognized a combined gain on these sales of $4.2 million. See Note 6 for additional information on the seller mortgage note receivable.

During the year ended December 31, 2018, the Company completed the sale of four land parcels for net proceeds totaling $7.3 million. In connection with these sales, the Company recognized a gain on sale of $1.2 million.

Pursuant to a tenant purchase option, the Company completed the sale of one public charter school for net proceeds totaling $12.0 million and recognized a gain on sale of $1.9 million during the year ended December 31, 2018. Additionally, the Company also completed the sale of two early childhood education centers for net proceeds of $2.5 million. No gain or loss was recognized on these sales.

As further discussed in Note 7, during the year ended December 31, 2018, the Company also completed the sales of four public charter school properties leased to Imagine Schools, Inc. (Imagine).

4. Impairment Charges

On November 22, 2019, the Company completed the sale of substantially all of its public charter school portfolio, consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. Prior to the sale, the Company revised its estimated undiscounted cash flows associated with this portfolio, considering a shorter expected hold period and determined that the estimated cash flows were not sufficient to recover the carrying value of this portfolio. The Company estimated the fair value of this portfolio by taking into account the purchase price in the executed sale agreement. The Company recognized an impairment on public charter school portfolio sale of $21.4 million that included the write-off of non-cash straight-line rent and effective interest receivables totaling $24.8 million. This impairment and the operating results of all of the public charter schools sold in 2019 have been classified within discontinued operations in the accompanying consolidated statements of income and comprehensive income. See Note 18 for further details on discontinued operations.

During the year ended December 31, 2019, the Company entered into an agreement to sell a theatre property for approximately $6.2 million. As a result, the Company revised its estimated undiscounted cash flow associated with this property, considering a shorter expected hold period and determined that the estimated cash flow was not sufficient to recover the carrying value of this property. The Company estimated the fair value of this property by taking into account the purchase price in the executed sale agreement. The Company recorded an impairment charge of approximately $2.2 million, which is the amount that the carrying value of the asset exceeds the estimated fair value. The sale of this property is expected to close in 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

During the year ended December 31, 2018, the Company entered into an agreement with Children’s Learning Adventure USA (CLA) in which CLA relinquished control of four of the Company’s properties that were still under development as the Company no longer intended to develop these properties for CLA. As a result, the Company revised its estimated undiscounted cash flows for these four properties, considering shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these four properties. During the year ended December 31, 2018, the Company determined the estimated fair value of these properties using Level 3 inputs, including independent appraisals of these properties, and reduced the carrying value of these assets to $9.8 million, recording an impairment charge of $16.5 million. The charge was primarily related to the cost of improvements specific to the development of CLA’s prototype. For further discussion on CLA, see Note 19.

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

For a discussion of impairment charges recorded during the year ended December 31, 2017, totaling $10.2 million, see Note 7.

5. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Receivable from tenants	$11,373	$12,158
Receivable from non-tenants	2,103	1,379
Receivable from Sullivan County Infrastructure Revenue Bonds	—	11,500
Straight-line rent receivable (1)	73,382	73,332
Total	$86,858	$98,369

(1) At December 31, 2019, includes $24.6 million in sub-lessor straight-line rent receivables. Sub-lessor straight-line receivables relate to the Company's operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these leases. See Note 16 for information related to the Company's leases.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

6. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2019 and 2018 consists of the following (in thousands):

Description	Interest Rate	Payoff Date/Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage	Carrying amount as of December 31,
					2019	2018
Three attraction properties Kansas City, Kansas, New Braunfels, Texas and South Padre Island, Texas (1)	7.00% and 10.00%	7/1/2019	Paid in full	—	—	179,846
Public charter school property Jersey City, New Jersey (2)	10.00%	7/10/2019	Prepaid in full	—	—	15,652
Public charter school property Vineland, New Jersey (3)	9.95%	11/1/2019	Prepaid in full	—	—	9,839
Eight public charter school properties Indiana, Ohio, South Carolina and Pennsylvania (4)	7.00%	11/22/2019	(4)	—	—	54,535
Public charter school property St. Paul, Minnesota (4)	8.93% to 9.38%	11/22/2019	(4)	—	—	8,835
Public charter school property Millville, New Jersey (4)	10.35%	11/22/2019	(4)	—	—	6,383
Public charter school property Roswell, Georgia (4)	9.10%	11/22/2019	(4)	—	—	4,165
Public charter school property Atlanta, Georgia (4)	8.84%	11/22/2019	(4)	—	—	4,236
Public charter school property Bronx, New York (4)	8.75%	11/22/2019	(4)	—	—	23,718
Public charter school property Colorado Springs, Colorado (4)	9.02%	11/22/2019	(4)	—	—	14,325
Attraction property Powells Point, North Carolina	7.75%	6/30/2025	Interest only	27,423	27,423	—
Fitness & wellness property Omaha, Nebraska	7.85%	12/28/2026	Interest only	5,766	5,803	5,803
Fitness & wellness property Omaha, Nebraska	7.85%	1/3/2027	Interest only	10,905	10,977	10,977
Fitness & wellness property Merriam, Kansas	7.55%	7/31/2029	Interest only	5,950	5,985	—
Ski property Girdwood, Alaska	8.25%	12/31/2029	Interest only	37,000	37,000	—
Experiential lodging property Nashville, Tennessee	6.99%	9/30/2031	Interest only	70,000	70,396	—
Eat & play property Austin, Texas	11.31%	6/1/2033	Principal & Interest-fully amortizing	11,582	11,582	11,934
Ski property West Dover and Wilmington, Vermont	11.61%	12/1/2034	Interest only	51,050	51,050	51,050
Four ski properties Ohio and Pennsylvania	10.75%	12/1/2034	Interest only	37,562	37,562	37,562
Ski property Chesterland, Ohio	11.21%	12/1/2034	Interest only	4,550	4,550	4,550
Ski property Hunter, New York	8.43%	1/5/2036	Interest only	21,000	21,000	21,000
Eat & play property Midvale, Utah	10.25%	5/31/2036	Interest only	17,505	17,505	17,505
Eat & play property West Chester, Ohio	9.75%	8/1/2036	Interest only	18,068	18,068	18,068
Private school property Mableton, Georgia	8.84%	4/30/2037	Interest only	4,674	5,048	4,952
Fitness & wellness property Fort Collins, Colorado	7.85%	1/31/2038	Interest only	10,292	10,360	10,360
Early childhood education center Lake Mary, Florida	7.75%	5/9/2039	Interest only	4,200	4,258	—
Eat & play property Eugene, Oregon	8.125%	6/17/2039	Interest only	14,700	14,800	—
Early childhood education center Lithia, Florida	8.25%	10/31/2039	Interest only	3,956	4,024	2,172
				$356,183	$357,391	$517,467

(1) On July 1, 2019, the Company received $189.8 million in proceeds representing payment in full on mortgage notes receivable from SVVI, LLC (Schlitterbahn Group) that were secured by three attraction properties. There were no prepayment fees received in connection with these note payoffs.

(2) On July 10, 2019, the Company received $17.8 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by one public charter school located in Jersey City, New Jersey. In connection with the prepayment of this note, the Company recognized a prepayment fee of $1.8 million that is included in mortgage and other financing income in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2019.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

(3) On November 1, 2019, the Company received $9.8 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by one public charter school located in Vineland, New Jersey. No prepayment fee was received in connection with this note payoff.

(4) On November 22, 2019, the Company completed the sale of substantially all of its public charter school portfolio which included seven mortgage notes receivable that were secured by 14 public charter school properties. No prepayment fees were received in connection with the sale of these notes. See Note 3 for additional information related to the sale and Note 4 for additional information related to the impairment recognized related to this sale.

7. Investment in Direct Financing Leases

On November 22, 2019, the Company completed the sale of its public charter school portfolio that included two properties that were leased to affiliates of Imagine and accounted for as direct financing leases. See Note 3 for additional information related to the sale and Note 4 for additional information related to the impairment recognized related to this sale. As of December 31, 2019, the Company has no investment in direct financing leases.

As of December 31, 2018, the Company’s investment in direct financing leases related to the Company’s lease of two public charter school properties with affiliates of Imagine. Investment in direct financing leases, net represented estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in direct financing leases, net as of December 31, 2018 (in thousands):

2018
Total minimum lease payments receivable	$36,352
Estimated unguaranteed residual value of leased assets	16,509
Less deferred income (1)	(32,303)
Investment in direct financing leases, net	$20,558

(1) Deferred income is net of $0.3 million of initial direct costs at December 31, 2018, respectively.

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

During 2017, the Company entered into revised lease terms with Imagine which reduced the rental payments and term on six properties. As a result of the revised lease terms, these six properties were classified as operating leases. Due to lease negotiations during the three months ended June 30, 2017, management evaluated whether it could recover its investment in these leases taking into account the revised lease terms and independent appraisals prepared as of June 30, 2017, and determined the carrying value of the investment in the direct financing leases exceeded the expected lease payments to be received and residual values for these six leases. Accordingly, the Company recorded an impairment charge of $9.6 million (of which $8.3 million has been classified within discontinued operations) during the year ended December 31, 2017, which included an allowance for lease loss of $7.3 million and a charge of $2.3 million related to estimated unguaranteed residual value.

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
December 31, 2019, 2018 and 2017

8. Unconsolidated Real Estate Joint Ventures

On December 21, 2018, the Company entered into two real estate joint venture agreements for two experiential lodging properties located in St. Petersburg Beach, Florida with an initial investment of $29.5 million. As of December 31, 2019 and 2018, the Company had a 65% investment interest in these unconsolidated real estate joint ventures. The Company's partner, Gencom and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of December 31, 2019 and 2018, the Company had invested $29.7 million and $29.5 million, respectively, in these joint ventures.

The joint venture that holds the real property partially financed the purchase of the lodging properties with a short-term secured mortgage loan of $60.0 million with a maturity date of June 21, 2019. On March 28, 2019, the joint venture prepaid in full this mortgage loan and entered into a new secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of December 31, 2019, the joint venture had $61.2 million outstanding and total availability of $23.8 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $24.3 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. Additionally, on March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized a loss of $140 thousand and income of $52 thousand during the years ended December 31, 2019 and 2018, respectively, and received no distributions during the years ended December 31, 2019 and 2018 related to the equity investment in these joint ventures.

As of December 31, 2019 and 2018, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at December 31, 2019, is its investment in the joint ventures of $29.7 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $24.3 million.

In addition, as of December 31, 2019 and 2018, the Company had invested $4.6 million and $5.0 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized losses of $241 thousand and $74 thousand and income of $72 thousand, and received distributions of $112 thousand, $567 thousand and $442 thousand, from its investment in these joint ventures for the years ended December 31, 2019, 2018 and 2017, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

9. Debt

Debt at December 31, 2019 and 2018 consists of the following (in thousands):

	2019	2018
Senior unsecured notes payable, 5.75%, prepaid in full during the three months ended September 30, 2019 (1)	$—	$350,000
Unsecured revolving variable rate credit facility, LIBOR + 1.00%, due February 27, 2022 (2)	—	30,000
Unsecured term loan payable, LIBOR + 1.10%, $350,000 fixed at 3.15% and $50,000 fixed at 3.35% through February 7, 2022, due February 27, 2023 (2)	400,000	400,000
Senior unsecured notes payable, 5.25%, due July 15, 2023 (3)	275,000	275,000
Senior unsecured notes payable, 4.35%, due August 22, 2024 (4)	148,000	148,000
Senior unsecured notes payable, 4.50%, due April 1, 2025 (3)	300,000	300,000
Senior unsecured notes payable, 4.56%, due August 22, 2026 (4)	192,000	192,000
Senior unsecured notes payable, 4.75%, due December 15, 2026 (3)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (3)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (3) (5)	400,000	400,000
Senior unsecured notes payable, 3.75%, due August 15, 2029 (3) (6)	500,000	—
Bonds payable, variable rate, fixed at 1.39% through September 30, 2024, due August 1, 2047	24,995	24,995
Less: deferred financing costs, net	(37,165)	(33,941)
Total	$3,102,830	$2,986,054

(1) On August 19, 2019, $219.4 million of the $350.0 million aggregate principal amount of 5.75% Senior Notes due August 15, 2022 were validly tendered and delivered for consideration of the principal amount outstanding plus a premium of $23.6 million. On September 16, 2019, the Company redeemed all of the remaining outstanding notes that were not validly tendered. The notes were redeemed at a price equal to the principal amount outstanding plus a premium calculated pursuant to the terms of the indenture of $13.3 million, together with accrued and unpaid interest of $0.6 million. In connection with the tender offer and the redemption, the Company recorded a non-cash write off of $1.4 million in deferred financing costs. The premiums paid and the non-cash write off, totaling $38.3 million, were recognized as costs associated with loan refinancing or payoff in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2019.

(2) The Company's unsecured revolving credit facility (the facility) bears interest at LIBOR plus 1.00%, which was 2.88% on December 31, 2019. Interest is payable monthly. As of December 31, 2019, the Company had no outstanding balance under the facility and total availability under the facility was $1.0 billion. The Company's unsecured term loan payable bears interest at LIBOR plus 1.10%, which was 2.81% on December 31, 2019. Interest is payable monthly. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility (the combined facility) that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the combined facility may have a shorter or longer maturity date and different pricing terms. The combined facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

(3) These notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

(iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(4) These notes (i) contain certain financial and other covenants that generally conform to the combined credit facility described above; (ii) provide investors thereunder certain additional guaranty and lien rights, in the event that certain subsequent events occur; (iii) contain certain "most favored lender" provisions and (iv) impose restrictions on debt that can be incurred by certain subsidiaries of the Company.

(5) On April 16, 2018, the Company issued $400.0 million in aggregate principal amount of senior notes due April 15, 2028, pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.95%. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until the stated maturity date of April 15, 2028. The notes were issued at 98.883% of their face value and are unsecured. Net proceeds from the note offering of $391.8 million were used to pay down the Company's unsecured revolving credit facility.

(6) On August 15, 2019, the Company issued $500.0 million in aggregate principal amount of senior notes due August 15, 2029 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2020 until the stated maturity date of August 15, 2029. The notes were issued at 99.168% of their face value and are unsecured. Net proceeds from the note offering were used for the tender offer and redemption of notes due in 2022 discussed above and to pay down the Company's unsecured revolving credit facility.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2019.

Principal payments due on long-term debt obligations subsequent to December 31, 2019 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2020	$—
2021	—
2022	—
2023	675,000
2024	148,000
Thereafter	2,316,995
Less: deferred financing costs, net	(37,165)
Total	$3,102,830

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net from continuing operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Interest on loans	$140,697	$137,570	$135,023
Amortization of deferred financing costs	6,192	5,797	6,167
Credit facility and letter of credit fees	2,265	2,411	2,005
Interest cost capitalized	(4,975)	(9,541)	(9,542)
Interest income	(2,177)	(367)	(192)
Interest expense, net	$142,002	$135,870	$133,461

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $1.1 million and $10.6 million at December 31, 2019 and 2018, respectively, and derivative liabilities of $4.5 million at December 31, 2019. The Company had no derivative liabilities at December 31, 2018. The Company has not posted or received collateral with its derivative counterparties as of December 31, 2019 and 2018. See Note 11 for disclosures relating to the fair value of the derivative instruments as of December 31, 2019 and 2018.

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

As of December 31, 2019, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. During the year ended December 31, 2019, the Company entered into an interest rate swap agreement designated as a cash flow hedge of interest rate risk effective October 1, 2019 related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding at December 31, 2019 are summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2019, the Company estimates that during the twelve months ending December 31, 2020, $1.8 million will be reclassified from AOCI to interest expense.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

As of December 31, 2019, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

Subsequent to December 31, 2019, the Company entered into USD-CAD cross-currency swaps that will be effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of this swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2019, the Company estimates that during the twelve months ending December 31, 2020, $0.2 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2019, the Company had the following cross-currency swaps designated as net investment hedges:

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2019, 2018 and 2017:
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017 (Dollars in thousands)

	Year Ended December 31,
Description	2019	2018	2017
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(7,476)	$3,172	$2,479
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	1,138	1,324	(2,498)
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(450)	1,689	(793)
Amount of Income Reclassified from AOCI into Earnings (2)	545	1,426	2,457
Net Investment Hedges
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(4,454)	5,108	—
Amount of Income Recognized in Earnings (2) (3)	556	271	—
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	—	8,560	(9,547)
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(12,380)	$18,529	$(7,861)
Amount of Income (Expense) Reclassified from AOCI into Earnings	1,683	2,750	(41)
Amount of Income Recognized in Earnings	556	271	—

Interest expense, net in accompanying consolidated statements of income and comprehensive income	142,002	135,870	133,461
Other income in accompanying consolidated statements of income and comprehensive income	25,920	2,076	3,095

(1)	Included in “Interest expense, net” in accompanying consolidated statements of income and comprehensive income.

(2)	Included in "Other income" in the accompanying consolidated statements of income and comprehensive income.

(3)	Amounts represent derivative gains excluded from the effectiveness testing.

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

As of December 31, 2019, the fair value of the Company's derivatives in a liability position related to these agreements was $4.5 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements for $4.0 million, which is their termination value after considering the right of offset. As of December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2019 and 2018 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2019:
Cross Currency Swaps*	$—	$828	$—	$828
Interest Rate Swap Agreements*	$—	$225	$—	$225
Interest Rate Swap Agreements**	$—	$(4,495)	$—	$(4,495)
2018:
Cross Currency Swaps*	$—	$6,278	$—	$6,278
Interest Rate Swap Agreements*	$—	$4,344	$—	$4,344
*Included in "Other assets" in the accompanying consolidated balance sheet.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the year ended December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis During the Year Ended December 31, 2019 and 2018 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2019:
Real estate investments, net	$—	$6,160	$—	$6,160
2018:
Land held for development	$—	$—	$9,805	$9,805

As discussed further in Note 4, during the year ended December 31, 2019, the Company recorded an impairment charge of $2.2 million related to real estate investments, net. Management estimated the fair value of this property taking into account various factors including various purchase offers, pending purchase agreements, the shortened holding period and current market conditions. The Company determined, based on the inputs, that its valuation of real estate investments, net were classified within Level 2 of the fair value hierarchy.

As discussed further in Note 4, during the year ended December 31, 2018, the Company recorded impairment charges totaling $16.5 million related to land held for development. Management estimated the fair value of these investments taking into account various factors including the independent appraisals, the shortened hold period and current market conditions. The Company determined, based on the inputs, that its valuation of land held for development and property under development was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2019 and 2018:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2019, the Company had a carrying value of $357.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.98%. The fixed rate mortgage notes bear interest at rates of 6.99% to 11.61%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 6.99% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be $395.6 million with an estimated weighted average market rate of 7.76% at December 31, 2019.

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

Investment in direct financing leases, net:
At December 31, 2019, the Company had no investments in direct financing leases. At December 31, 2018, the Company had investments in direct financing leases with a carrying value of $20.6 million, and a weighted average effective interest rate of 12.04%. At December 31, 2018, the investment in direct financing leases had interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in direct financing leases approximated the fair value at December 31, 2018.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2019 and 2018 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2019, the Company had a carrying value of $425.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.75%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2019.

At December 31, 2018, the Company had a carrying value of $455.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.84%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2018.

At December 31, 2019 and 2018, $425.0 million and $350.0 million, respectively, of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At December 31, 2019, the Company had a carrying value of $2.72 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.54%. Discounting the future cash flows for fixed rate debt using December 31, 2019 market rates of 2.87% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.87 billion with an estimated weighted average market rate of 3.51% at December 31, 2019.

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
December 31, 2019, 2018 and 2017

12. Common and Preferred Shares

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

Additionally, on June 3, 2019, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan) which permits the issuance of up to 15,000,000 common shares.

Common Shares
The Board of Trustees declared cash dividends totaling $4.50 and $4.32 per common share for the years ended December 31, 2019 and 2018, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2019 and 2018 are as follows:

	Cash Distributions Per Share
	2019	2018
Taxable ordinary income (1)	$2.7411	$4.1253
Return of capital	1.3966	—
Long-term capital gain (2)	0.3473	0.1747
Totals	$4.4850	$4.3000

(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.3473 and $0.0102 were unrecaptured section 1250 gains for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019 the Company issued an aggregate of 4,007,113 common shares under its DSP Plan for net proceeds of $305.9 million.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2019, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4049 common shares per Series C preferred share, which is equivalent to a conversion price of $61.74 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

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
December 31, 2019, 2018 and 2017

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2019 and 2018. There were non-cash distributions associated with conversion adjustments of $0.6822 and $0.6205 per Series C preferred share for the years ended December 31, 2019 and 2018, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2019 and 2018 are as follows:

	Cash Distributions per Share
	2019	2018
Taxable ordinary income (1)	$1.2758	$1.3791
Return of capital	—	—
Long-term capital gain (2)	0.1617	0.0584
Totals	$1.4375	$1.4375

(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1617 and $0.0034 were unrecaptured section 1250 gains for the years ended December 31, 2019 and 2018, respectively.

	Non-cash Distributions per Share
	2019	2018
Taxable ordinary income (3)	$0.1050	$0.5953
Return of capital	0.5639	—
Long-term capital gain (4)	0.0133	0.0252
Totals	$0.6822	$0.6205

(3) Amounts qualify in their entirety as 199A distributions.
(4) Of the long-term capital gain, $0.0133 and $0.0015 were unrecaptured section 1250 gains for the years ended December 31, 2019 and 2018, respectively.

Series E Convertible Preferred Shares
The Company has outstanding 3.4 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2019, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4759 common shares per Series E preferred share, which is equivalent to a conversion

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

price of $52.53 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2019 and 2018. There were non-cash distributions associated with conversion adjustments of $0.6024 and $0.5308 per Series E preferred share for the years ended December 31, 2019 and 2018, respectively. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2019 and 2018 are as follows:

	Cash Distributions per Share
	2019	2018
Taxable ordinary income (1)	$1.9970	$2.1586
Return of capital	—	—
Long-term capital gain (2)	0.2530	0.0914
Totals	$2.2500	$2.2500

(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.2530 and $0.0053 were unrecaptured section 1250 gains for the years ended December 31, 2019 and 2018, respectively.

	Non-cash Distributions per Share
	2019	2018
Taxable ordinary income (3)	$—	$0.5092
Return of capital	0.6024	—
Long-term capital gain (4)	—	0.0216
Totals	$0.6024	$0.5308

(3) Amounts qualify in their entirety as 199A distributions.
(4) There were no unrecaptured section 1250 gains for the year ended December 31, 2019. Of the long-term capital gain, $0.0013 was unrecaptured section 1250 gains for the year ended December 31, 2018.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2019 and 2018. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2019 and 2018 are as follows:

	Cash Distributions per Share
	2019	2018
Taxable ordinary income (1)	$1.2758	$1.2105
Return of capital	—	—
Long-term capital gain (2)	0.1617	0.0513
Totals	$1.4375	$1.2618

(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1617 and $0.0030 were unrecaptured section 1250 gains for the years ended December 31, 2019 and 2018, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands except per share information):

	Year Ended December 31, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$154,556
Less: preferred dividend requirements	(24,136)
Income from continuing operations available to common shareholders	$130,420	76,746	$1.70
Income from discontinued operations available to common shareholders	$47,687	76,746	$0.62
Net income available to common shareholders	$178,107	76,746	$2.32
Diluted EPS:
Income from continuing operations available to common shareholders	$130,420	76,746
Effect of dilutive securities:
Share options	—	36
Income from continuing operations available to common shareholders	$130,420	76,782	$1.70
Income from discontinued operations available to common shareholders	$47,687	76,782	$0.62
Net income available to common shareholders	$178,107	76,782	$2.32

	Year Ended December 31, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$221,947
Less: preferred dividend requirements	(24,142)
Income from continuing operations available to common shareholders	$197,805	74,292	$2.66
Income from discontinued operations available to common shareholders	$45,036	74,292	$0.61
Net income available to common shareholders	$242,841	74,292	$3.27
Diluted EPS:
Income from continuing operations available to common shareholders	$197,805	74,292
Effect of dilutive securities:
Share options	—	45
Income from continuing operations available to common shareholders	$197,805	74,337	$2.66
Income from discontinued operations available to common shareholders	$45,036	74,337	$0.61
Net income available to common shareholders	$242,841	74,337	$3.27

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

	Year Ended December 31, 2017
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$225,168
Less: preferred dividend requirements and redemption costs	(28,750)
Income from continuing operations available to common shareholders	$196,418	71,191	$2.76
Income from discontinued operations available to common shareholders	$37,800	71,191	$0.53
Net income available to common shareholders	$234,218	71,191	$3.29
Diluted EPS:
Income from continuing operations available to common shareholders	$196,418	71,191
Effect of dilutive securities:
Share options	—	63
Income from continuing operations available to common shareholders	$196,418	71,254	$2.76
Income from discontinued operations available to common shareholders	$37,800	71,254	$0.53
Net income available to common shareholders	$234,218	71,254	$3.29

The additional 2.2 million common shares for December 31, 2019 and 2.1 million common shares for both December 31, 2018 and 2017 that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for the year ended December 31, 2019, 2018 and 2017 and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2019, 2018 and 2017. However, options to purchase 4 thousand, 26 thousand and 7 thousand of common shares were outstanding at the end of 2019, 2018 and 2017, respectively, at per share prices ranging from $73.84 to $76.63 for 2019 and per share prices ranging from $61.79 to $76.63 for both 2018 and 2017, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

14. Severance Expense

During the year ended December 31, 2019, the Company recorded severance expense related to various employees totaling $2.4 million. For the year ended December 31, 2019, severance expense includes cash payments totaling $1.8 million, and accelerated vesting of nonvested shares totaling $0.6 million.

On April 5, 2018, the Company and Mr. Earnest, its then Senior Vice President and Chief Investment Officer, entered into an Amended and Restated Employment Agreement, effective March 31, 2018, to reflect the changes in connection with Mr. Earnest's transition to Executive Advisor of the Company. As the Company determined that such services were no longer needed, on December 27, 2018, the Company gave notice that the agreement was going to be terminated pursuant to the provisions of the Amended and Restated Employment Agreement. As a result, during the year ended December 31, 2018, the Company recorded severance expense related to Mr. Earnest, as well as another employee terminated under a similar such agreement, totaling $5.9 million. For the year ended December 31, 2018, severance expense includes cash payments totaling $2.6 million, accelerated vesting of nonvested shares totaling $3.2 million and $0.1 million of related taxes and other expenses.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

15. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2019, there were 1,091,880 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2016	285,986	$19.02	—	$61.79	$51.93
Exercised	(29,253)	46.86	—	61.79	54.54
Granted	2,215	76.63	—	76.63	76.63
Forfeited/Expired	(1,342)	51.64	—	61.79	59.52
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81
Exercised	(25,721)	45.20	—	61.79	50.68
Granted	3,835	56.94	—	56.94	56.94
Forfeited/Expired	(845)	51.64	—	61.79	61.12
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98
Exercised	(118,786)	19.02	—	61.79	48.71
Granted	1,941	73.84	—	73.84	73.84
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63

The weighted average fair value of options granted was $4.64, $3.03 and $7.91 during 2019, 2018 and 2017, respectively. The intrinsic value of stock options exercised was $2.8 million, $0.4 million, and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, the Company repurchased 90,873 shares in conjunction with the stock options exercised during the year ended December 31, 2019 with a total value of $6.5 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2019, 2018 and 2017 was $10 thousand, $0.3 million, and $0.7 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.4%, 2.7% and 2.1% in 2019, 2018 and 2017, respectively, dividend yield of 6.7%, 7.6% and 5.4% in 2019, 2018 and 2017, respectively, volatility factors in the expected market price of the Company’s common shares of 19.1%, 18.9% and 22.0% in 2019, 2018 and 2017, respectively, 0.75%, 0.74% and 0.74% expected forfeiture rates for the years ended 2019, 2018 and 2017, respectively, and an expected life of approximately six years for the years ended 2019, 2018 and 2017. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2019, stock-option expense to be recognized in future periods was as follows (in thousands):

Amount
Year:
2020	$9
2021	5
2022	2
Total	$16

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table summarizes outstanding and exercisable options at December 31, 2019:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
44.62 - 49.99	31,445	2.1			31,445	2.1
50.00 - 59.99	31,710	4.5			28,834	4.1
60.00 - 69.99	50,719	5.1			50,719	5.1
70.00 - 76.63	4,156	8.1			1,108	7.1
	118,030	4.3	$55.63	$1,791	112,106	4.0	$55.08	$1,751

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2018	655,056	$64.16
Granted	208,755	74.13
Vested	(346,145)	64.66
Forfeited	(8,328)	66.38
Outstanding at December 31, 2019	509,338	$67.88	0.86

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $22.7 million, $16.0 million, and $15.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, unamortized share-based compensation expense related to nonvested shares was $15.3 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2020	$8,187
2021	5,243
2022	1,873
Total	$15,303

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2018	23,571	$61.25
Granted	27,392	77.19
Vested	(24,727)	61.62
Outstanding at December 31, 2019	26,236	$77.54	0.42

The holders of restricted share units receive dividend equivalents from the date of grant. At December 31, 2019, unamortized share-based compensation expense related to restricted share units was $848 thousand which will be recognized in 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

16. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 30 years. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at December 31, 2019 and 2018 (in thousands):

	December 31, 2019				December 31, 2018 (2)
	Operating leases	Sub-lessor operating ground leases			Operating leases
	Amount (1)	Amount (1)	Total		Amount (1)
Year:				Year:
2020	$525,809	$23,468	$549,277	2019	$520,139
2021	518,590	23,863	542,453	2020	503,344
2022	504,119	23,291	527,410	2021	492,165
2023	474,889	22,609	497,498	2022	477,671
2024	453,043	22,196	475,239	2023	449,686
Thereafter	3,707,326	226,150	3,933,476	Thereafter	3,953,717
Total	$6,183,776	$341,577	$6,525,353	Total	$6,396,722
(1) Included in rental revenue.
(2) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2019 and 2018, the Company was lessee in 58 and 57 operating ground leases, respectively, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2019, the ground lease arrangements have remaining terms ranging from one year to 47 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of December 31, 2019, the Company does not have any leases that have not commenced but that create significant rights and obligations.

The Company determines whether an arrangement is or includes a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. As the Company's leases do not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate was adjusted for collateral based on the information available at adoption or the commencement date. Inputs to the calculation of the Company's incremental borrowing rate include its senior notes and their option adjusted credit spreads over comparable U.S. Treasury rates, adjusted to a collateralized basis by estimating the credit spread improvement that would result from an upgrade of one ratings classification.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2019 and 2018, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2019			December 31, 2018 (3)
	Ground Leases (1)	Office lease (2)		Ground Leases	Office lease (2)
Year:			Year:
2020	$24,085	$856	2019	$22,867	$856
2021	24,529	884	2020	23,236	856
2022	23,961	967	2021	23,600	884
2023	23,283	967	2022	22,996	967
2024	22,871	967	2023	22,303	967
Thereafter	243,411	1,691	Thereafter	257,446	2,658
Total lease payments	$362,140	$6,332		$372,448	$7,188
Less: imputed interest	131,901	921
Present value of lease liabilities	$230,239	$5,411
(1) Included in property operating expense.
(2) Included in general and administrative expense.
(3) Balances as of December 31, 2018 are prior to the adoption of Topic 842.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2019 (in thousands):

		As of
	Classification	December 31, 2019
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$205,997
Office lease asset	Operating lease right-of-use assets	5,190
Total operating lease right-of-use assets		$211,187

Sub-lessor straight-line rent receivable	Accounts receivable	24,569
Total leased assets		$235,756

Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$230,239
Office lease liability	Operating lease liabilities	5,411
Total lease liabilities		$235,650

The following table summarizes the lease costs and sublease income for the year ended December 31, 2019 (in thousands):

	Classification	Year ended December 31, 2019
Lease Cost
Operating ground lease cost	Property operating expense	$24,656
Operating office lease cost	General and administrative expense	909

Sublease income	Rental revenue	(23,492)
Net lease cost		$2,073

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate as of December 31, 2019:

As of
December 31, 2019
Weighted-average remaining lease term in years
Operating ground leases	16.0
Operating office lease	6.8

Weighted-average discount rate
Operating ground leases	4.96%
Operating office lease	4.62%

17. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2019:
Total revenue	$150,527	$161,740	$169,356	$170,346
Net income	65,349	66,594	34,003	36,297
Net income available to common shareholders of EPR Properties	59,315	60,560	27,969	30,263
Basic net income per common share	0.79	0.80	0.36	0.39
Diluted net income per common share	0.79	0.79	0.36	0.39

	March 31	June 30	September 30	December 31
2018:
Total revenue	$139,951	$188,060	$160,993	$150,917
Net income	29,538	91,581	91,833	54,031
Net income available to common shareholders of EPR Properties	23,502	85,545	85,797	47,997
Basic net income per common share	0.32	1.15	1.15	0.65
Diluted net income per common share	0.32	1.15	1.15	0.65

During the year ended December 31, 2019, the Company completed the sale of its public charter school portfolio. Due to this, the historical financial results of public charter school investments disposed of by the Company in 2019 are reflected in the Company's consolidated statements of income and comprehensive income as discontinued operations for all periods presented. See Note 18 for further details on discontinued operations.

18. Discontinued Operations

During the year ended December 31, 2019, the Company completed the sale of its public charter school portfolio with the largest disposition occurring on November 22, 2019 consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. See Note 3 for additional information related to the sale and Note 4 for additional information related to the impairment recognized related to this sale. The Company determined the dispositions of the remaining public charter school portfolio in 2019 represented a strategic shift that had a major effect on the Company's operations and financial results. Therefore, all public charter school investments disposed of by the Company during the year ended December 31, 2019 qualified as discontinued operations. Accordingly, the historical financial results of these public charter school investments are reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The operating results relating to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental revenue	$36,289	$47,277	$43,016
Mortgage and other financing income	14,284	13,533	14,655
Total revenue	50,573	60,810	57,671
Property operating expense	573	1,102	326
Costs associated with loan refinancing or payoff	181	—	—
Interest expense, net	(351)	(363)	(337)
Depreciation and amortization	12,929	15,035	11,589
Income from discontinued operations before other items	37,241	45,036	46,093
Impairment charges	—	—	(8,293)
Impairment on public charter school portfolio sale	(21,433)	—	—
Gain on sale of real estate	31,879	—	—
Income from discontinued operations	$47,687	$45,036	$37,800

The cash flow information relating to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization	$12,929	$15,035	$11,589
Acquisition of and investments in real estate and other assets	(6,968)	(5,956)	(28,731)
Proceeds from sale of real estate	182,934	—	—
Proceeds from sale of public charter school portfolio	449,555	—	—
Investment in mortgage notes receivable	(5,115)	(17,933)	(38,802)
Proceeds from mortgage notes receivable paydowns	28,662	3,355	12,413
Additions to properties under development	(22,981)	(31,036)	(22,912)

Non-cash activity:
Transfer of property under development to real estate investments	$28,099	$24,900	$31,749
Conversion or reclassification of mortgage notes receivable to real estate investments	—	12,013	—
Transfer of investment in direct financing lease to real estate investments	—	—	35,807
Interest cost capitalized	351	363	337

19. Other Commitments and Contingencies

As of December 31, 2019, the Company had nine development projects with commitments to fund an aggregate of approximately $79.3 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2019, the Company had two mortgage notes and notes receivable with commitments totaling approximately $23.1 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

At December 31, 2018, the Company had $5.3 million in other assets and $16.1 million in other liabilities related to the Company's payment guarantees of two economic development revenue bonds. During the year ended December 31, 2019, the Company prepaid in full the two economic development revenue bonds totaling $24.8 million and the other

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

asset and liability related to the Company's obligation to stand ready to perform under the terms of the guarantees were extinguished. The Company took ownership of and recorded the leasehold interest and improvements for the theatre in Louisiana that secured one of the bonds at fair value which approximated $14.0 million at December 31, 2019. No gain or loss was recognized on these transactions. At December 31, 2019, the Company does not have any remaining guarantee assets or liabilities.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2019, the Company had four surety bonds outstanding totaling $32.0 million.

Early Childhood Education Tenant
Since 2017, the Company and Children’s Learning Adventure USA, LLC (CLA) were involved in lengthy negotiations and legal proceedings regarding a restructuring of CLA and the ultimate disposition of the properties owned by the Company and leased to CLA. As a result of those negotiations, the Company and CLA undertook a process that provided for the continuation of the lease to CLA and the transfer of the properties one at a time to Crème de la Crème (Crème) as it received the necessary licenses and permits for each property. In February 2019, the Company entered into new leases with Crème on all of the 21 operating CLA properties owned by the Company. These leases were contingent upon the Company delivering possession of the properties to Crème and included different financial terms based on whether CLA delivered to Crème the in-place operations of the school. During the year ended December 31, 2019, all 21 properties were transferred to Crème with in-place operations. Consideration provided by the Company for such transfers during the year ended December 31, 2019 included the release of CLA for past due rent obligations related to the transferred properties, previously fully reserved by the Company. Additional consideration was paid of approximately $15.3 million which included approximately $3.2 million for equipment used in the operations of these schools recorded in notes receivable and due from Crème, and $12.1 million recognized in transaction costs. The leases with Crème have 20 year terms that commenced upon Crème taking over the operations of the schools. Additionally, both the Company and Crème have early termination rights based on school level economic performance.

20. Segment Information

As discussed in Note 2, at December 31, 2019, the Company groups its investments into two reportable segments: Experiential and Education. Due to the Company's change to two reportable segments during the year ended December 31, 2019, certain reclassifications have been made to the 2018 and 2017 presentation to conform to the 2019 presentation.

The financial information summarized below is presented by reportable segment:

Balance Sheet Data:
	As of December 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,307,295	$730,165	$540,051	$6,577,511

	As of December 31, 2018
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,740,387	$1,366,278	$24,725	$6,131,390

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Operating Data:
	For the Year Ended December 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$525,085	$67,937	$—	$593,022
Other income	24,818	—	1,102	25,920
Mortgage and other financing income	31,594	1,433	—	33,027
Total revenue	581,497	69,370	1,102	651,969

Property operating expense	56,369	3,481	889	60,739
Other expense	29,222	—	445	29,667
Total investment expenses	85,591	3,481	1,334	90,406
Net operating income - before unallocated items	495,906	65,889	(232)	561,563

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(46,371)
Severance expense				(2,364)
Costs associated with loan refinancing or payoff				(38,269)
Interest expense, net				(142,002)
Transaction costs				(23,789)
Impairment charges				(2,206)
Depreciation and amortization				(158,834)
Equity in loss from joint ventures				(381)
Gain on sale of real estate				4,174
Income tax benefit				3,035
Discontinued operations:
Income from discontinued operations before other items				37,241
Impairment on public charter school portfolio sale				(21,433)
Gain on sale of real estate from discontinued operations				31,879
Net income				202,243
Preferred dividend requirements				(24,136)
Net income available to common shareholders of EPR Properties				$178,107

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

	For the Year Ended December 31, 2018
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$453,721	$55,365	$—	$509,086
Other income	332	—	1,744	2,076
Mortgage and other financing income	117,171	11,588	—	128,759
Total revenue	571,224	66,953	1,744	639,921

Property operating expense	26,168	2,831	655	29,654
Other expense	—	—	443	443
Total investment expenses	26,168	2,831	1,098	30,097
Net operating income - before unallocated items	545,056	64,122	646	609,824

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(48,889)
Severance expense				(5,938)
Litigation settlement expense				(2,090)
Costs associated with loan refinancing or payoff				(31,958)
Interest expense, net				(135,870)
Transaction costs				(3,698)
Impairment charges				(27,283)
Depreciation and amortization				(138,395)
Equity in loss from joint ventures				(22)
Gain on sale of real estate				3,037
Gain on sale of investment in a direct financing lease				5,514
Income tax expense				(2,285)
Discontinued operations:
Income from discontinued operations before other items				45,036
Net income				266,983
Preferred dividend requirements				(24,142)
Net income available to common shareholders of EPR Properties				$242,841

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

	For the Year Ended December 31, 2017
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$405,172	$36,015	$—	$441,187
Other income	614	1	2,480	3,095
Mortgage and other financing income	53,147	20,891	—	74,038
Total revenue	458,933	56,907	2,480	518,320

Property operating expense	24,699	5,988	640	31,327
Other expense	—	—	242	242
Total investment expenses	24,699	5,988	882	31,569
Net operating income - before unallocated items	434,234	50,919	1,598	486,751

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(43,383)
Costs associated with loan refinancing or payoff				(1,549)
Gain on early extinguishment of debt				977
Interest expense, net				(133,461)
Transaction costs				(523)
Impairment charges				(1,902)
Depreciation and amortization				(121,357)
Equity in income from joint ventures				72
Gain on sale of real estate				41,942
Income tax expense				(2,399)
Discontinued operations:
Income from discontinued operations before other items				46,093
Impairment charges				(8,293)
Net income				262,968
Preferred dividend requirements				(24,293)
Preferred share redemption costs				(4,457)
Net income available to common shareholders of EPR Properties				$234,218

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2019

Description	Balance at December 31, 2018	Additions During 2019	Deductions During 2019	Balance at December 31, 2019
Reserve for Doubtful Accounts	$2,899,000	$633,000	$(3,125,000)	$407,000
Allowance for Loan Losses	—	—	—	—
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2017

Description	Balance at December 31, 2016	Additions During 2017	Deductions During 2017	Balance at December 31, 2017
Reserve for Doubtful Accounts	$871,000	$7,256,000	$(642,000)	$7,485,000
Allowance for Loan Losses	—	—	—	—
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Omaha, NE	$—	$5,215	$16,700	$2,328	$5,215	$19,028	$24,243	$(9,327)	11/97	40 years
Sugar Land, TX	—	—	19,100	4,152	—	23,252	23,252	(10,598)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(9,159)	11/97	40 years
Columbus, OH	—	—	12,685	—	—	12,685	12,685	(6,818)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(8,615)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(11,202)	11/97	40 years
Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(10,770)	11/97	40 years
Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(8,001)	11/97	33 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(7,196)	11/97	40 years
Dallas, TX	—	3,060	15,281	19,104	3,060	34,385	37,445	(18,092)	11/97	40 years
Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(11,820)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(15,869)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(12,126)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(14,038)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(10,803)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(3,668)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(11,488)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(7,350)	12/98	40 years
Boise, ID	—	—	16,003	—	—	16,003	16,003	(8,402)	12/98	40 years
Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(8,968)	06/99	18 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(6,267)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(7,883)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(5,456)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(6,607)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(3,139)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(3,023)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(5,778)	03/02	40 years
Greenville, SC	—	1,660	7,570	247	1,660	7,817	9,477	(3,400)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(11,256)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(8,513)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(7,631)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(9,503)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(3,412)	12/02	40 years
Macon, GA	—	1,982	5,056	—	1,982	5,056	7,038	(2,117)	03/03	40 years
Southfield, MI	—	8,000	20,518	4,092	5,794	26,816	32,610	(26,817)	05/03	15 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(1,708)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(3,465)	11/03	40 years
Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(6,642)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	—	4,869	18,143	23,012	(7,144)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(6,908)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(4,308)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(3,993)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(4,819)	11/04	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(3,431)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(4,071)	12/04	40 years
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(2,885)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(4,252)	03/05	40 years
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(3,020)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(1,912)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(3,773)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,342)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,178)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(5,465)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(1,563)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(4,195)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(5,096)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(2,357)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(4,964)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(4,934)	08/06	40 years
Kalamazoo, MI	—	5,125	12,216	5,950	5,125	18,166	23,291	(11,334)	11/06	17 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(4,907)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(3,737)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(3,542)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(2,258)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(5,267)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(2,956)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(246)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(2,937)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(442)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(1,671)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(3,082)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(431)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,179)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(973)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,464)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(887)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(2,404)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(1,642)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(1,721)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(1,017)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(521)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(2,601)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(467)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(788)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(1,444)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,046)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(1,106)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(1,269)	06/10	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(2,888)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	2,056	4,356	13,589	17,945	(2,876)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(2,355)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(3,250)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(2,858)	06/10	40 years
Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(1,736)	12/10	40 years
Hooksett, NH	—	2,639	11,605	1,254	2,639	12,859	15,498	(2,595)	03/11	40 years
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(874)	03/11	40 years
Merrimack, NH	—	3,160	5,642	—	3,160	5,642	8,802	(1,246)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(1,572)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(907)	04/11	40 years
Dallas, TX	—	—	12,146	750	—	12,896	12,896	(2,524)	03/12	40 years
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(2,089)	06/12	40 years
Southern Pines, NC	—	1,709	4,747	12	1,709	4,759	6,468	(891)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,022)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(1,446)	09/12	40 years
Gainesville, VA	—	—	10,846	—	—	10,846	10,846	(1,650)	02/13	40 years
Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	(1,989)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(255)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(1,480)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,769	1,700	27,252	28,952	(5,411)	10/13	40 years
Warrenville, IL	—	14,000	17,318	1,993	11,177	22,134	33,311	(4,563)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(1,291)	08/13	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(1,231)	11/12	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(259)	04/14	40 years
Seymour, IN	—	1,028	2,291	—	1,028	2,291	3,319	(349)	04/14	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(1,838)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(1,542)	04/14	40 years
New Albany, IN	—	2,461	14,807	—	2,461	14,807	17,268	(2,189)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(2,695)	04/14	40 years
Williamsport, PA	—	2,243	6,684	—	2,243	6,684	8,927	(1,041)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(1,253)	04/14	40 years
Moline, IL	—	1,963	10,183	—	1,963	10,183	12,146	(1,524)	04/14	40 years
O'Fallon, MO	—	1,046	7,342	—	1,046	7,342	8,388	(1,092)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(2,512)	04/14	40 years
Sterling Heights, MI	—	10,849	—	258	10,919	188	11,107	(38)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(783)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(838)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(4,036)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(767)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(2,550)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(788)	12/15	40 years
Corpus, Christi, TX	—	1,286	8,252	—	1,286	8,252	9,538	(602)	12/15	40 years
Delmont, PA	—	673	621	—	673	621	1,294	(103)	06/16	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(770)	06/16	25 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Franklin, TN	—	10,158	17,549	9,018	10,158	26,567	36,725	(3,511)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(2,478)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(1,883)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(2,975)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,160	2,784	12,194	14,978	(1,150)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(666)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(1,458)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(451)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(1,156)	05/17	27 years
Wichita, KS	—	267	7,535	—	267	7,535	7,802	(846)	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(2,729)	05/17	23 years
Richmond, TX	—	7,251	36,534	(27)	7,251	36,507	43,758	(2,382)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(1,712)	08/17	40 years
Cleveland, OH	—	2,671	17,526	—	2,671	17,526	20,197	(1,855)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(592)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(371)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(1,089)	06/18	40 years
Long Island, NY	—	—	12,479	267	—	12,746	12,746	(572)	12/18	25 years
Brandywine, MD	—	5,251	10,520	—	5,251	10,520	15,771	(273)	03/19	34 years
Cincinnati, OH	—	2,831	11,430	—	2,831	11,430	14,261	(282)	03/19	35 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(565)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(361)	03/19	37 years
Savoy, IL	—	1,938	10,554	—	1,938	10,554	12,492	(326)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(581)	06/19	30 years
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(426)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(282)	06/19	40 years
Columbia, MD	—	12,642	14,152	—	12,642	14,152	26,794	(303)	06/19	34 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(289)	06/19	35 years
Foothill Ranch, CA	—	7,653	14,090	—	7,653	14,090	21,743	(396)	06/19	29 years
Wilsonville, OR	—	2,742	1,301	—	2,742	1,301	4,043	(86)	06/19	23 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(299)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(224)	06/19	30 years
Abingdon, MD	—	4,613	6,171	—	4,613	6,171	10,784	(221)	06/19	24 years
Midland, TX	—	2,495	12,965	—	2,495	12,965	15,460	(257)	06/19	35 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(221)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(223)	06/19	23 years
Woodway, TX	—	2,376	7,309	—	2,376	7,309	9,685	(239)	06/19	24 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(170)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(108)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(134)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(133)	06/19	24 years
New Hartford, NY	—	946	11,985	—	946	11,985	12,931	(107)	10/19	31 years
Columbus, OH	—	5,211	14,179	—	5,211	14,179	19,390	(97)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(548)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(24)	12/19	28 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life

Eat & Play
Westminster, CO	—	6,205	12,600	22,680	6,205	35,280	41,485	(19,268)	12/01	40 years
Westminster, CO	—	5,850	17,314	4,257	5,850	21,571	27,421	(8,140)	06/99	40 years
Houston, TX	—	3,653	1,365	(1,531)	3,408	79	3,487	(19)	05/00	40 years
New Rochelle, NY	—	6,100	97,696	11,719	6,100	109,415	115,515	(44,695)	10/03	40 years
Kanata, ON	—	10,044	36,630	31,564	9,701	68,537	78,238	(24,605)	03/04	40 years
Mississagua, ON	—	9,221	17,593	22,768	11,712	37,870	49,582	(11,839)	03/04	40 years
Oakville, ON	—	10,044	23,646	9,454	9,701	33,443	43,144	(12,550)	03/04	40 years
Whitby, ON	—	10,202	21,960	27,829	12,658	47,333	59,991	(16,555)	03/04	40 years
Burbank, CA	—	16,584	35,016	12,618	16,584	47,634	64,218	(15,350)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(1,538)	07/11	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(2,940)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(2,978)	02/12	30 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(1,515)	03/12	40 years
Jacksonville, FL	—	4,510	5,061	4,670	4,510	9,731	14,241	(2,827)	02/12	30 years
Indianapolis, IN	—	4,298	6,320	5,454	4,377	11,695	16,072	(2,248)	02/12	40 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(2,359)	09/12	40 years
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(2,014)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(2,285)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(2,329)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(2,057)	07/13	40 years
Warrenville, IL	—	—	6,469	2,216	—	8,685	8,685	(1,773)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(1,932)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(2,065)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(1,983)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(1,942)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(2,108)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(1,909)	06/14	40 years
Ashburn VA	—	—	16,873	101	—	16,974	16,974	(1,829)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(2,125)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(1,819)	09/14	40 years
Webster, TX	—	5,631	17,732	927	5,338	18,952	24,290	(1,953)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(1,898)	12/14	40 years
Edison, NJ	—	—	22,792	1,422	—	24,214	24,214	(1,811)	04/15	40 years
Schaumburg, IL	—	598	5,372	—	598	5,372	5,970	(716)	04/15	30 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(1,661)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(1,815)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(1,946)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(1,379)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(1,680)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(1,380)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(916)	05/16	40 years
Stapleton, CO	—	1,062	6,329	—	1,062	6,329	7,391	(407)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(1,169)	08/16	40 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(1,594)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(554)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(495)	08/17	40 years
Cleveland, OH	—	2,389	3,546	294	2,389	3,840	6,229	(455)	08/17	25 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(1,008)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(1,056)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(828)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(783)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(713)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(386)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(265)	09/18	40 years
Eugene, OR	—	1,321	—	—	1,321	—	1,321	—	06/19	n/a

Ski
Bellfontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(4,415)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(15,880)	09/13	40 years
McHenry, MD	—	8,394	15,910	3,207	9,708	17,803	27,511	(6,605)	12/12	40 years
Wintergreen, VA	—	5,739	16,126	1,927	5,739	18,053	23,792	(4,661)	02/15	40 years
Northstar, CA	—	48,178	88,532	—	48,178	88,532	136,710	(15,791)	04/17	40 years
Northstar, CA	—	7,827	18,112	—	7,827	18,112	25,939	(1,422)	04/17	40 years

Attractions
Denver, CO	—	753	6,218	—	753	6,218	6,971	(604)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(648)	03/17	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(6,069)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(2,018)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(562)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(3,402)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(2,137)	04/17	30 years
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(3,686)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(2,885)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(1,114)	04/17	30 years
Federal Way, WA	—	—	13,949	(63)	—	13,886	13,886	(2,107)	04/17	12 years
Colony, TX	—	—	7,617	(567)	—	7,050	7,050	(841)	04/17	30 years
Garland, TX	—	—	5,601	389	—	5,990	5,990	(710)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(3,741)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(1,832)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(674)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(781)	10/17	30 years

Experiential Lodging
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(13,411)	05/15	40 years
Pagosa Springs, CO	—	9,791	15,635	—	9,791	15,635	25,426	(1,142)	06/18	30 years
Kiamesha Lake, NY	—	34,897	228,462	—	34,897	228,462	263,359	(7,629)	07/10	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Gaming
Kiamesha Lake, NY	—	155,658	—	19,581	156,785	18,454	175,239	(481)	07/10	n/a

Cultural
St. Louis, MO	—	5,481	41,951	—	5,481	41,951	47,432	(1,488)	12/18	40 years
Branson, MO	—	1,847	7,599	—	1,847	7,599	9,446	(145)	05/19	40 years
Pigeon Forge, TN	—	4,849	9,668	—	4,849	9,668	14,517	(186)	05/19	40 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(1,547)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(527)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(430)	01/18	30 years

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	35	986	3,559	4,545	(821)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	11	1,308	7,286	8,594	(1,627)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	557	1,149	10,396	11,545	(1,919)	08/13	40 years
Coppell, TX	—	1,547	10,168	17	1,547	10,185	11,732	(1,986)	09/13	30 years
Las Vegas, NV	—	944	9,191	—	944	9,191	10,135	(1,937)	09/13	30 years
Las Vegas, NV	—	985	6,721	145	985	6,866	7,851	(1,485)	09/13	30 years
Mesa, AZ	—	762	6,987	53	762	7,040	7,802	(1,708)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	—	1,295	9,192	10,487	(1,733)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	(282)	1,278	10,460	11,738	(1,791)	07/14	30 years
Thornton, CO	—	1,384	10,542	96	1,384	10,638	12,022	(1,651)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(464)	07/14	30 years
Centennial, CO	—	1,249	10,771	441	1,249	11,212	12,461	(1,849)	08/14	30 years
McKinney, TX	—	1,812	12,419	1,817	1,812	14,236	16,048	(2,481)	11/14	30 years
Lakewood, CO	—	291	823	40	291	863	1,154	(157)	01/15	30 years
Castle Rock, CO	—	250	1,646	—	250	1,646	1,896	(288)	01/15	30 years
Lafayette, CO	—	293	663	57	293	720	1,013	(157)	04/15	25 years
Ashburn, VA	—	2,289	14,748	—	2,289	14,748	17,037	(1,930)	06/15	30 years
West Chester, OH	—	1,807	12,913	234	1,807	13,147	14,954	(1,577)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(1,510)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	(34)	2,603	15,579	18,182	(1,788)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	63	3,743	14,990	18,733	(2,415)	08/15	30 years
Carmel, IN	—	1,567	12,854	193	1,561	13,053	14,614	(1,660)	09/15	30 years
Atlanta, GA	—	956	1,850	—	956	1,850	2,806	(262)	10/15	30 years
Atlanta, GA	—	1,262	2,038	—	1,262	2,038	3,300	(289)	10/15	30 years
Fishers, IN	—	1,226	13,144	632	1,226	13,776	15,002	(1,168)	12/15	30 years
Westerville, OH	—	2,988	14,339	56	2,988	14,395	17,383	(1,498)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	—	1,476	14,422	15,898	(1,623)	06/16	30 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(174)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(115)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(336)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(403)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(419)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(211)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(386)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(273)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(84)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(153)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(125)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(128)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(188)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(233)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(173)	01/17	35 years
Lewis Center, OH	—	410	4,285	—	410	4,285	4,695	(249)	01/17	35 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(245)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(170)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(91)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(353)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(205)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(115)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(354)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(209)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(214)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(119)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(297)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(196)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(142)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(313)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(166)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(164)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(467)	03/17	30 years
Crowley, TX	—	1,150	2,862	—	1,150	2,862	4,012	(257)	05/17	30 years
Fort Worth, TX	—	1,927	2,077	—	1,927	2,077	4,004	(192)	05/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(254)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(38)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(242)	02/18	35 years
McKinney, TX	—	1,233	4,447	—	1,233	4,447	5,680	(44)	02/18	30 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(160)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(163)	09/18	35 years

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2019 (Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2019
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(44)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(67)	08/19	24 years

Private Schools
San Jose, CA	—	9,966	25,535	2,407	9,966	27,942	37,908	(4,336)	12/13	40 years
Brooklyn, NY	—	—	46,440	3,255	—	49,695	49,695	(6,444)	12/13	40 years
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(5,263)	02/14	40 years
McLean, VA	—	12,792	43,472	3,170	12,792	46,642	59,434	(4,256)	06/15	40 years
Mission Viejo, CA	—	1,378	3,687	—	1,378	3,687	5,065	(410)	09/16	30 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(450)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(329)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(440)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(345)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(568)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(154)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(89)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(647)	01/17	35 years
San Francisco, CA	—	—	2,842	—	—	2,842	2,842	(131)	10/18	40 years
San Francisco, CA	—	—	4,741	—	—	4,741	4,741	(157)	05/19	40 years

Property under development	—	36,756	—	—	36,756	—	36,756	—	n/a	n/a
Land held for development	—	28,080	—	—	28,080	—	28,080	—	n/a	n/a
Senior unsecured notes payable and term loan	3,115,000	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(37,165)	—	—	—	—	—	—	—
Total	$3,102,830	$1,357,990	$4,422,788	$470,620	$1,355,017	$4,896,381	$6,251,398	$(989,254)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2019

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$6,228,954
Acquisition and development of real estate investments during the year	617,018
Disposition of real estate investments during the year	(577,457)
Impairment of real estate investments during the year	(2,206)
Impairment on public charter school portfolio sale (related to real estate investments)	(14,911)
Balance at close of year	$6,251,398
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$883,174
Depreciation during the year	169,072
Disposition of real estate investments during the year	(62,992)
Balance at close of year	$989,254
See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosures controls and procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Change in internal controls

Effective January 1, 2019, we adopted ASC 842 Leases and we made enhancements to the Company's internal control over financial reporting in relation to our adoption of this standard. During 2019, we also made enhancements to the Company’s internal control over financial reporting in relation to our upcoming adoption of the new credit loss standard effective in the first quarter of 2020. We implemented or modified internal controls to address the monitoring of the adoption process, the evaluation analysis used in determining in-scope transactions and related disclosures required for the new standard. Except for these enhancements to the Company's internal control over financial reporting, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

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
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 29, 2020 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, and “Executive Officers” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: See Part II, Item 8 hereof
Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation

(3)	Exhibits

The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

3.1
Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through June 1, 2018), which is attached as Exhibit 3.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 3.1

3.2
Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3
Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4
Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5
Amended and Restated Bylaws of the Company (inclusive of all amendments through May 30, 2019), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 30, 2019, is hereby incorporated by reference as Exhibit 3.5

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3
Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4
Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5
Indenture, dated June 18, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as trustee (including the form of 5.250% Senior Notes due 2023 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.5

4.6
Indenture, dated March 16, 2015, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2025 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.6

4.7
Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.7

4.8
Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.8

4.9
Indenture, dated April 16, 2018, by and between the Company and UMB Bank, n.a., as trustee (including the form of 4.950% Senior Notes due 2028 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated by reference as Exhibit 4.9

4.10
Indenture, dated August 15, 2019, between the Company and UMB Bank, n.a., as trustee (including the form of 3.750% Senior Note due 2029 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 15, 2019, is hereby incorporated by reference as Exhibit 4.10

4.11
Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11

4.12
First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.12

4.13	Description of Securities Registered under Section 12 of the Exchange Act is attached hereto as Exhibit 4.13

10.1
Second Amended, Restated and Consolidated Credit Agreement, dated September 27, 2017, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated by reference as Exhibit 10.1

10.2*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*
EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.9

10.10*
Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*
Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*
EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.14

10.15*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020) is attached hereto as Exhibit 10.15

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management contracts or compensatory plans
PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The ag reements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPR Properties

Dated:	February 25, 2020	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 25, 2020
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 25, 2020
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 25, 2020
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 25, 2020
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 25, 2020
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 25, 2020
Barrett Brady, Trustee

/s/ Peter C. Brown	February 25, 2020
Peter C. Brown, Trustee

/s/ James B. Connor	February 25, 2020
James B. Connor, Trustee

/s/ Jack A. Newman, Jr.	February 25, 2020
Jack A. Newman, Jr., Trustee

/s/ Virginia E. Shanks	February 25, 2020
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 25, 2020
Robin P. Sterneck, Trustee