Form 10-Q
period 2020-03-31
EPR PROPERTIES
filed 2020-05-11
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

At May 8, 2020, there were 77,480,279 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of COVID-19, our capital resources and liquidity, expected waivers of financial covenants related to the Company's bank credit facilities and private placement notes, expected liquidity and performance of our customers, including AMC, our expected dividend payments and share repurchases and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	Risks associated with the current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases;

•	Global economic uncertainty and disruptions in financial markets;

•	Reduction in discretionary spending by consumers;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

•	Our ability to renew maturing leases on terms comparable to prior leases and/or our ability to locate substitute lessees for these properties on economically favorable terms;

•	Risks of operating in the experiential real estate industry;

•	Our ability to compete effectively;

•	Risks associated with three tenants representing a substantial portion of our lease revenues;

•	The ability of our build-to-suit tenants to achieve sufficient operating results within expected time-frames and therefore have capacity to pay their agreed upon rent;

•	Risks associated with our dependence on third-party managers to operate certain of our experiential lodging properties;

•	Risks associated with our level of indebtedness;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes and related tax matters;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding and completion risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with the employment of personnel by managers of our experiential lodging properties;

•	Risks associated with the gaming industry;

•	Risks associated with gaming and other regulatory authorities;

•	Delays or prohibitions of transfers of gaming properties due to required regulatory approvals;

•	Risks associated with security breaches and other disruptions;

•	Changes in accounting standards that may adversely affect our financial statements;

•	Fluctuations in the value of real estate income and investments;

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors."

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,023,993 and $989,254 at March 31, 2020 and December 31, 2019, respectively	$5,184,692	$5,197,308
Land held for development	28,080	28,080
Property under development	30,063	36,756
Operating lease right-of-use assets	207,605	211,187
Mortgage notes and related accrued interest receivable	356,666	357,391
Investment in joint ventures	33,897	34,317
Cash and cash equivalents	1,225,122	528,763
Restricted cash	4,583	2,677
Accounts receivable	72,537	86,858
Other assets	112,095	94,174
Total assets	$7,255,340	$6,577,511
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$112,167	$122,939
Operating lease liabilities	232,343	235,650
Common dividends payable	30,063	29,424
Preferred dividends payable	6,034	6,034
Unearned rents and interest	84,190	74,829
Debt	3,854,062	3,102,830
Total liabilities	4,318,859	3,571,706
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 81,811,816 and 81,588,489 shares issued at March 31, 2020 and December 31, 2019, respectively	818	816
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at March 31, 2020 and December 31, 2019; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at March 31, 2020 and December 31, 2019; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at March 31, 2020 and December 31, 2019; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,845,093	3,834,858
Treasury shares at cost: 3,224,232 and 3,125,569 common shares at March 31, 2020 and December 31, 2019, respectively	(154,357)	(147,435)
Accumulated other comprehensive income	(5,289)	7,275
Distributions in excess of net income	(749,932)	(689,857)
Total equity	$2,936,481	$3,005,805
Total liabilities and equity	$7,255,340	$6,577,511
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income and Comprehensive Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2020	2019
Rental revenue	$135,043	$140,292
Other income	7,573	344
Mortgage and other financing income	8,396	9,891
Total revenue	151,012	150,527
Property operating expense	13,093	15,551
Other expense	9,534	—
General and administrative expense	10,988	11,710
Severance expense	—	420
Interest expense, net	34,753	33,963
Transaction costs	1,075	5,123
Credit loss expense	1,192	—
Depreciation and amortization	43,810	36,002
Income before equity in (loss) income from joint ventures, other items and discontinued operations	36,567	47,758
Equity in (loss) income from joint ventures	(420)	489
Gain (loss) on sale of real estate	220	(388)
Income before income taxes	36,367	47,859
Income tax benefit	751	605
Income from continuing operations	$37,118	$48,464
Discontinued operations:
Income from discontinued operations before other items	—	10,169
Gain on sale of real estate from discontinued operations	—	6,716
Income from discontinued operations	—	16,885
Net income	37,118	65,349
Preferred dividend requirements	(6,034)	(6,034)
Net income available to common shareholders of EPR Properties	$31,084	$59,315
Net income available to common shareholders of EPR Properties per share:
Continuing operations	$0.40	$0.57
Discontinued operations	—	0.22
Basic	$0.40	$0.79

Continuing operations	$0.40	$0.57
Discontinued operations	—	0.22
Diluted	$0.40	$0.79
Shares used for computation (in thousands):
Basic	78,467	74,679
Diluted	78,476	74,725

Other comprehensive income (loss):
Net income	$37,118	$65,349
Foreign currency translation adjustment	(16,495)	3,810
Change in net unrealized gain (loss) on derivatives	3,931	(7,498)
Comprehensive income attributable to EPR Properties	$24,554	$61,661
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity (Unaudited) (Dollars in thousands, except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	1,156	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	197,755	2	—	—	4,831	(403)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,499)	—	—	(9,499)
Share-based compensation expense	—	—	—	—	3,177	—	—	—	3,177
Share-based compensation included in severance expense	—	—	—	—	103	—	—	—	103
Foreign currency translation adjustment	—	—	—	—	—	—	3,810	—	3,810
Change in unrealized gain on derivatives	—	—	—	—	—	—	(7,498)	—	(7,498)
Net income	—	—	—	—	—	—	—	65,349	65,349
Issuances of common shares	1,064,600	11	—	—	78,982	—	—	—	78,993
Stock option exercises, net	111,815	1	—	—	5,543	(6,276)	—	—	(732)
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(84,343)	(84,343)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2019	78,601,769	$786	14,841,431	$148	$3,597,130	$(146,906)	$8,397	$(546,776)	$2,912,779

Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Issuance of nonvested shares, net of cancellations	211,549	2	—	—	6,221	(90)	—	—	6,133
Purchase of common shares for vesting	—	—	—	—	—	(6,769)	—	—	(6,769)
Share-based compensation expense	—	—	—	—	3,509	—	—	—	3,509
Foreign currency translation adjustment	—	—	—	—	—	—	(16,495)	—	(16,495)
Change in unrealized loss on derivatives	—	—	—	—	—	—	3,931	—	3,931
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Net income	—	—	—	—	—	—	—	37,118	37,118
Issuances of common shares	10,368	—	—	—	442	—	—	—	442
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividends to common shareholders ($1.1325 per share)	—	—	—	—	—	—	—	(88,996)	(88,996)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2020	81,811,816	$818	14,841,431	$148	$3,845,093	$(154,357)	$(5,289)	$(749,932)	$2,936,481

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$37,118	$65,349
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(220)	(6,328)
Deferred income tax benefit	(1,113)	(609)
Equity in loss (income) from joint ventures	420	(489)
Distributions from joint ventures	—	112
Credit loss expense	1,192	—
Depreciation and amortization	43,810	39,743
Amortization of deferred financing costs	1,634	1,502
Amortization of above/below market leases and tenant allowances, net	(152)	(59)
Share-based compensation expense to management and Trustees	3,509	3,280
Change in assets and liabilities:
Operating lease assets and liabilities	273	445
Mortgage notes accrued interest receivable	(512)	(135)
Accounts receivable	14,149	14,669
Direct financing leases receivable	—	(58)
Other assets	(4,454)	(5,673)
Accounts payable and accrued liabilities	(13,517)	4,684
Unearned rents and interest	6,907	5,951
Net cash provided by operating activities	89,044	122,384
Investing activities:
Acquisition of and investments in real estate and other assets	(24,709)	(93,322)
Proceeds from sale of real estate	2,907	37,810
Investment in unconsolidated joint ventures	—	(325)
Investment in mortgage notes receivable	(2,002)	(10,998)
Proceeds from mortgage notes receivable paydowns	94	973
Investment in promissory notes receivable	—	(61)
Proceeds from promissory note receivable paydown	69	—
Additions to properties under development	(16,118)	(61,910)
Net cash used by investing activities	(39,759)	(127,833)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	750,000	100,000
Principal payments on debt	—	(66,150)
Deferred financing fees paid	(43)	(40)
Net proceeds from issuance of common shares	352	74,323
Impact of stock option exercises, net	—	(732)
Purchase of common shares for treasury for vesting	(6,769)	(9,499)
Dividends paid to shareholders	(94,303)	(88,748)
Net cash provided by financing activities	649,237	9,154
Effect of exchange rate changes on cash	(257)	70
Net change in cash and cash equivalents and restricted cash	698,265	3,775
Cash and cash equivalents and restricted cash at beginning of the period	531,440	18,507
Cash and cash equivalents and restricted cash at end of the period	$1,229,705	$22,282
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2020	2019
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$528,763	$5,872
Restricted cash at beginning of the period	2,677	12,635
Cash and cash equivalents and restricted cash at beginning of the period	$531,440	$18,507

Cash and cash equivalents at end of the period	$1,225,122	$11,116
Restricted cash at end of the period	4,583	11,166
Cash and cash equivalents and restricted cash at end of the period	$1,229,705	$22,282

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$20,089	$7,330
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$17,595	$14,682
Credit loss expense related to adoption of ASC Topic 326	$2,163	$—
Amounts related to adoption of ASC Topic 842:
Operating lease right-of-use assets	$—	$214,576
Operating lease liabilities	$—	$238,614
Sub-lessor straight-line rent receivable	$—	$24,454
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$14,000
Assumption of debt	$—	$18,585
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,137	$28,676
Cash paid during the period for income taxes	$251	$695
Interest cost capitalized	$262	$3,137
Change in accrued capital expenditures	$(882)	$(6,406)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Amounts as of December 31, 2019 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 25, 2020.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the FASB ASC Topic on Consolidation (Topic 810) but can exercise influence over the entity with respect to its operations and major decisions.

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2020 and December 31, 2019, the Company does not have any investments in consolidated VIEs.

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all the Company's tenants have announced temporary closures of their operations during this pandemic. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on consumers, all of which are uncertain and cannot be predicted. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, the Company's ability to successfully operate and on its financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s financial condition and results of operations for the three month period ended March 31, 2020, other than the following:

•
The Company recognized straight-line write-offs totaling $12.5 million, which were comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $9.7 million for the three months ended March 31, 2020.

•
The Company increased its expected credit losses by $1.2 million (an increase of approximately 50%) from its implementation estimate. This increase was primarily the result of the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

•	The Company reduced rental revenue by $1.5 million in rent abatements for certain of its tenants due to COVID-19.

•	Beginning with the quarter ended March 31, 2020, the Company will recognize revenue from American-Multi Cinema, Inc. (AMC) on a cash basis.

In reliance upon a FASB Staff Q&A (discussed below), the Company intends to not treat deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. The Company will continue to evaluate the impacts of COVID-19 and its impact on the Company's lease receivables and related accounting processes.

In addition, the Company expects that it will not be in technical compliance (non-payment related) with certain earnings and other financial covenants under its bank credit facilities and private placement notes at the end of the second quarter of 2020 because such covenants are calculated based on the most recent quarterly net operating income. Accordingly, the Company is in discussions with its lenders and private placement note holders to obtain a temporary suspension or modification of these covenants, with some suspended financial covenants expected to extend through the first quarter of 2021. The Company has received approval from the requisite lenders under its bank credit facilities that the bank lenders will temporarily suspend or modify these financial covenants, subject to the Company's and such lenders' subsequent execution and delivery of a definitive agreement. The Company expects to execute these covenant modification agreements with its bank lenders and the holders of its private placement notes within the next 30 days. The Company has determined it is probable that the definitive agreement with its bank lenders will be completed and executed. While not anticipated, events and conditions could influence the timing and completion of this agreement. As a part of this process, the Company has also determined that it will temporarily suspend its monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax) and will suspend its share repurchase plan upon the effective date of the covenant modification agreements.
Recently Adopted Accounting Pronouncements
On January 1, 2020, Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) became effective for the Company. The Company adopted the standard on the effective date and used the effective date as the date of initial application. Accordingly, comparative periods have not been recast, and disclosures required under the new standard will not be provided for dates and periods before January 1, 2020. On the effective date, the Company recognized credit loss expense through retained earnings and the corresponding allowance for credit losses of approximately $2.2 million, which was comprised of $2.1 million related to mortgage notes receivable and $0.1 million related to notes receivable (which are presented within other assets in the accompanying consolidated balance sheet). See Note 5 for information related to the Company's measurement of credit losses on its mortgage notes and notes receivable.

On April 10, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The purpose of this Staff Q&A was to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. In response to the Staff Q&A, the Company intends to not treat deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. The Company will continue to evaluate the impacts of COVID-19 and its impact on the Company's lease accounting and related processes.
Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. See Note 15 for financial information related to these reportable segments.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.9 million and $37.2 million as of March 31, 2020 and December 31, 2019, respectively, are shown as a reduction of debt. The deferred financing costs of $3.1 million and $3.5 million as of March 31, 2020 and December 31, 2019, respectively, related to the unsecured revolving credit facility are included in other assets.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the three months ended March 31, 2020, the Company recognized straight-line write-offs totaling $12.5 million, which were comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $9.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recognized $0.9 million (of which $0.8 million has been classified within discontinued operations) of straight-line write-offs and total straight-line rental revenue net of these write-offs was $2.4 million (of which $0.2 million has been classified within discontinued operations).

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2020 and 2019, the Company recognized $0.4 million and $2.2 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the three months ended March 31, 2020 and 2019, the non-lease components included in rental revenue totaled $3.3 million and $3.9 million, respectively.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific parameters have been met as provided by the lease agreement. Rental revenue included percentage rents of $2.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

The Company regularly evaluates the collectibility of its receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. When the collectibility of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis.

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

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss. Interest income is recognized using the effective interest method based on the stated interest rate over the estimated life of the note. Premiums and discounts are amortized or accreted into income over the estimated life of the note using the effective interest method.

The Company adopted Topic 326 effective January 1, 2020, which requires allowance for credit losses to be recorded to reflect that all mortgage notes and notes receivable have some inherent risk of loss regardless of credit quality, collateral, or other mitigating factors. While Topic 326 does not require any particular method for determining the reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable and supportable forecasts for the term of each mortgage note or note receivable. The Company uses a forward looking commercial real estate forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan by loan basis. The CECL allowance required by Topic 326 is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in Accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income.

In the event the Company has a past due mortgage note or note receivable and foreclosure is probable, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of March 31, 2020, the Company does not have any mortgage notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2019, mortgage and other financing income included $0.9 million in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date. There were no prepayment fees recognized during the three months ended March 31, 2020.

Concentrations of Risk
Regal Entertainment Group (Regal), Topgolf USA (Topgolf) and American Multi-Cinema, Inc. (AMC) represented a significant portion of the Company's total revenue for the three months ended March 31, 2020 and 2019. The following is a summary of the Company's total revenue (including revenue from discontinued operations) derived from rental or interest payments from Regal, Topgolf and AMC (dollars in thousands):

	Three months ended March 31,
	2020		2019
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Regal	$21,354	14.1%	$15,692	9.5%
Topgolf	20,075	13.3%	18,654	11.3%
AMC (1)	20,072	13.3%	30,580	18.6%

(1) During the three months ended March 31, 2020, the Company wrote-off $9.2 million of straight-line receivables to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income and comprehensive income.

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

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income was $3 thousand and $2 thousand for the three months ended March 31, 2020 and 2019, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income was $2.7 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. Expense recognized related to nonvested shares and included in severance expense in the accompanying consolidated statement of income was $0.1 million for the three months ended March 31, 2019.

Nonvested Performance Shares Issued to Employees
During the three months ended March 31, 2020, the Compensation and Human Capital Committee of the Board of Trustees (Board) approved the 2020 Long Term Incentive Plan (the 2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income was $0.2 million for the three months ended March 31, 2020.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Buildings and improvements	$4,761,319	$4,747,101
Furniture, fixtures & equipment	123,229	123,239
Land	1,298,096	1,290,181
Leasehold interests	26,041	26,041
	6,208,685	6,186,562
Accumulated depreciation	(1,023,993)	(989,254)
Total	$5,184,692	$5,197,308
Depreciation expense on real estate investments from continuing operations was $40.8 million and $34.5 million for the three months ended March 31, 2020 and 2019, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2020 totaled $41.9 million of investments in Experiential properties. These investments included spending on the acquisition of two megaplex theatres totaling $22.1 million as well as build-to-suit development and redevelopment projects.

During the three months ended March 31, 2020, the Company completed the sale of two early education properties for net proceeds totaling $2.9 million and recognized a combined gain on sale of $0.2 million.

5. Investment in Mortgage Notes and Notes Receivable

Effective January 1, 2020, the Company adopted Topic 326, which requires the Company to estimate and record credit losses for each of its mortgage notes and note receivable. The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of March 31, 2020, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

During the three months ended March 31, 2020, the Company increased its expected credit losses by $1.2 million (an increase of approximately 50%) from its implementation estimate. This increase was as a result of adjustments to current macroeconomic conditions resulting from the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

Investment in mortgage notes, including related accrued interest receivable, at March 31, 2020 and December 31, 2019 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		March 31, 2020	December 31, 2019 (1)	March 31, 2020
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	$27,423	$27,090	$27,423	$—
Fitness & wellness property Omaha, Nebraska	2016	7.85%	12/28/2026	5,766	5,799	5,803	—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	10,904	10,977	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	7,949	7,968	5,985	1,141
Ski property Girdwood, Alaska	2019	8.25%	12/31/2029	37,000	36,998	37,000	20,000
Experiential lodging property Nashville, Tennessee	2019	6.99%	9/30/2031	70,000	68,650	70,396	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	11,488	11,487	11,582	—
Ski property West Dover and Wilmington, Vermont	2007	11.61%	12/1/2034	51,050	51,038	51,050	—
Four ski properties Ohio and Pennsylvania	2007	10.75%	12/1/2034	37,562	37,464	37,562	—
Ski property Chesterland, Ohio	2012	11.21%	12/1/2034	4,550	4,430	4,550	—
Ski property Hunter, New York	2016	8.57%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,504	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,062	18,068	—
Private school property Mableton, Georgia	2017	8.84%	4/30/2037	4,674	5,052	5,048	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,163	10,360	—
Early childhood education center Lake Mary, Florida	2019	7.75%	5/9/2039	4,200	4,241	4,258	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	14,794	14,800	—
Early childhood education center Lithia, Florida	2017	8.25%	10/31/2039	3,959	4,022	4,024	—
				$358,091	$356,666	$357,391	$21,141

(1) Balances as of December 31, 2019 are prior to the adoption of ASC Topic 326.

Investment in notes receivable, including related accrued interest receivable, was $14.0 million at both March 31, 2020 and December 31, 2019 and is included in Other assets in the accompanying consolidated balance sheets.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2020 (in thousands):

	Mortgage notes receivable	Unfunded commitments	Notes receivable	Total
Allowance for credit losses at January 1, 2020	$2,000	$114	$49	$2,163
Credit loss expense	1,145	29	18	1,192
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses	$3,145	$143	$67	$3,355

6. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Receivable from tenants	$7,198	$11,373
Receivable from non-tenants	2,071	2,103
Straight-line rent receivable	63,268	73,382
Total	$72,537	$86,858

During the three months ended March 31, 2020, the Company wrote-off straight-line receivables of totaling $12.5 million to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income and comprehensive income. The $12.5 million straight-line write-offs were comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable.

7. Capital Markets and Dividends

During the three months ended March 31, 2020, the Company's Board approved a share repurchase program pursuant to which the Company may repurchase up to $150.0 million of the Company's common shares. The share repurchase program is scheduled to expire on December 31, 2020; however, the Company will suspend the program upon the effective date of the covenant modification agreements, as discussed in Note 2. Subsequent to March 31, 2020, the Company repurchased 1,116,643 common shares under the share repurchase program for approximately $22.9 million. The repurchases were made under a Rule 10b5-1 trading plan.

The Board declared regular monthly cash dividends on its common shares during the three months ended March 31, 2020 totaling $1.1325 per common share. Subsequent to March 31, 2020, the Board declared its monthly cash dividend to common shareholders of $0.3825 per share payable May 15, 2020 to shareholders of record as of April 30, 2020.

During the three months ended March 31, 2020, the Board also declared cash dividends of $0.359375 per share on its 5.75% Series C cumulative convertible preferred shares, $0.5625 per share on its 9.00% Series E cumulative convertible preferred shares and $0.359375 per share on its 5.75% Series G cumulative redeemable preferred shares.

8. Unconsolidated Real Estate Joint Ventures

As of March 31, 2020 and December 31, 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of March 31, 2020 and December 31, 2019, the Company had equity investments of $29.6 million and $29.7 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of March 31, 2020, the joint venture had $61.2 million outstanding and total availability of $23.8 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $24.3 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized a loss of $132 thousand and income of $494 thousand during the three months ended March 31, 2020 and 2019, respectively, and received no distributions during the three months ended March 31, 2020 and 2019 related to the equity investments in these joint ventures.

As of March 31, 2020 and 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at March 31, 2020, is its investment in the joint ventures of $29.6 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $24.3 million.

In addition, as of March 31, 2020 and December 31, 2019, the Company had equity investments of $4.3 million and $4.6 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized losses of $288 thousand and $5 thousand during the three months ended March 31, 2020 and 2019, respectively, and received distributions of $112 thousand from its investment in these joint ventures for the three months ended March 31, 2019. No distributions were received during the three months ended March 31, 2020.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $14.9 million and $1.1 million at March 31, 2020 and December 31, 2019, respectively, and derivative liabilities of $14.4 million and $4.5 million derivative liabilities at March 31, 2020 and December 31, 2019, respectively. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2020 or December 31, 2019. See Note 10 for disclosures relating to the fair value of the derivative instruments.

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

As of March 31, 2020, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. Additionally, at March 31, 2020, the Company had an interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding as of March 31, 2020 are summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2020, the Company estimates that during the twelve months ending March 31, 2021, $7.3 million will be reclassified from AOCI to interest expense.

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

As of March 31, 2020, the Company had a USD-CAD cross-currency swap with a fixed original notional value of $100.0 million CAD and $79.5 million USD. The net effect of this swap is to lock in an exchange rate of $1.26 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows through June 2020.

During the three months ended March 31, 2020, the Company entered into USD-CAD cross-currency swaps that will be effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of this swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2020, the Company estimates that during the twelve months ending March 31, 2021, $0.6 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2020, the Company had the following cross-currency swaps designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2020 and 2019.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months Ended March 31, 2020 and 2019 (Dollars in thousands)

	Three Months Ended March 31,
Description	2020	2019
Cash Flow Hedges
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative	$(10,642)	$(2,439)
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(465)	775
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	1,139	(311)
Amount of Income Reclassified from AOCI into Earnings (2)	206	134

Net Investment Hedges
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	13,175	(3,839)
Amount of Income Recognized in Earnings (2) (3)	162	138

Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$3,672	$(6,589)
Amount of (Expense) Income Reclassified from AOCI into Earnings	(259)	909
Amount of Income Recognized in Earnings	162	138

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$34,753	$33,963
Other income in accompanying consolidated statements of income and comprehensive income	$7,573	$344
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019.
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

As of March 31, 2020, the fair value of the Company's derivatives in a liability position related to these agreements was $14.4 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset of $12.6 million. As of March 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2020 and December 31, 2019 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2020
Cross-Currency Swaps*	$—	$14,936	$—	$14,936
Interest Rate Swap Agreements**	$—	$(14,447)	$—	$(14,447)
December 31, 2019
Cross-Currency Swaps*	$—	$828	$—	$828
Interest Rate Swap Agreements*	$—	$225	$—	$225
Interest Rate Swap Agreements**	$—	$(4,495)	$—	$(4,495)
*Included in "Other assets" in the accompanying consolidated balance sheets.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2020 and December 31, 2019:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2020, the Company had a carrying value of $356.7 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.99%. The fixed rate mortgage notes bear interest at rates of 6.99% to 11.61%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 6.99% to 9.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $395.8 million with an estimated weighted average market rate of 7.74% at March 31, 2020.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2020, the Company had a carrying value of $1.2 billion in variable rate debt outstanding with a weighted average interest rate of approximately 1.98%. The carrying value of the variable rate debt outstanding approximated the fair value at March 31, 2020.

At December 31, 2019, the Company had a carrying value of $425.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.75%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2019.

At March 31, 2020 and December 31, 2019, $425.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 9 for additional information related to the Company's interest rate swap agreements.

At March 31, 2020, the Company had a carrying value of $2.72 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.54%. Discounting the future cash flows for fixed rate debt using March 31, 2020 market rates of 4.56% to 8.05%, management estimates the fair value of the fixed rate debt to be approximately $2.44 billion with an estimated weighted average market rate of 6.26% at March 31, 2020.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2020 and 2019 (amounts in thousands except per share information):

	Three Months Ended March 31, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$37,118
Less: preferred dividend requirements	(6,034)
Net income available to common shareholders	$31,084	78,467	$0.40
Diluted EPS:
Net income available to common shareholders	$31,084	78,467
Effect of dilutive securities:
Share options	—	9
Net income available to common shareholders	$31,084	78,476	$0.40

	Three Months Ended March 31, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$48,464
Less: preferred dividend requirements	(6,034)
Income from continuing operations available to common shareholders	$42,430	74,679	$0.57
Income from discontinued operations available to common shareholders	$16,885	74,679	$0.22
Net income available to common shareholders	$59,315	74,679	$0.79
Diluted EPS:
Income from continuing operations available to common shareholders	$42,430	74,679
Effect of dilutive securities:
Share options	—	46
Income from continuing operations available to common shareholders	$42,430	74,725	$0.57
Income from discontinued operations available to common shareholders	$16,885	74,725	$0.22
Net income available to common shareholders	$59,315	74,725	$0.79

The additional 2.2 million and 2.1 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares for the three months ended March 31, 2020 and 2019, respectively, and the additional 1.7 million and 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for the three months ended March 31, 2020 and 2019, respectively, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the periods presented. Options to purchase 62 thousand and 4 thousand common shares at per share prices ranging from $56.94 to $76.63 and $73.84 to $76.63 were outstanding for the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. During the three months ended March 31, 2020, the Company determined the performance and market conditions were not met, therefore, none of the 62 thousand contingently issuable performance shares were included in the computation of diluted earnings per share.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. During the three months ended March 31, 2020, the Compensation and Human Capital Committee of the Board approved the 2020 Long Term Incentive Plan (2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At March 31, 2020, there were 817,143 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63
Exercised	(1,410)	44.98	—	44.98	44.98
Granted	2,890	69.19	—	69.19	69.19
Outstanding at March 31, 2020	119,510	$44.62	—	$76.63	$56.09

The weighted average fair value of options granted was $3.73 and $4.64 during the three months ended March 31, 2020 and 2019, respectively. The intrinsic value of share options exercised was $22 thousand and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes outstanding and exercisable options at March 31, 2020:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 44.62 - 49.99	30,035	1.9			30,035	1.9
50.00 - 59.99	31,710	4.3			29,793	4.0
60.00 - 69.99	53,609	6.2			50,719	4.9
70.00 - 76.63	4,156	7.8			2,148	7.4
	119,510	4.7	$56.09	$—	112,695	3.9	$55.41	$—

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	509,338	$67.88
Granted	211,549	69.09
Vested	(226,476)	67.75
Forfeited	(1,317)	68.38
Outstanding at March 31, 2020	493,094	$68.45	1.56

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $15.9 million and $22.1 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, unamortized share-based compensation expense related to nonvested shares was $20.9 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Number of Performance Shares
Outstanding at December 31, 2019	—
Granted	61,615
Vested	—
Forfeited	—
Outstanding at March 31, 2020	61,615

The number of common shares issuable upon settlement of the performance shares granted during the three months ended March 31, 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2022: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $3.0 million. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 1.4%, volatility factors in the expected market price of the Company's common shares of 18% and an expected life of three years. At March 31, 2020, unamortized share-based compensation expense related to nonvested performance shares was $2.7 million.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2020, achievement of the performance condition for the performance shares granted during the three months ended March 31, 2020 was deemed not probable.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the three months ended March 31, 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $3 thousand.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	26,236	$77.54
Granted	—	—
Vested	—	—
Outstanding at March 31, 2020	26,236	$77.54	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. At March 31, 2020, unamortized share-based compensation expense related to restricted share units was $0.3 million.

13. Discontinued Operations

During the year ended December 31, 2019, the Company completed the sale of its public charter school portfolio with the largest disposition occurring on November 22, 2019 consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. The Company determined the dispositions of the remaining public charter school portfolio in 2019 represented a strategic shift that had a major effect on the Company's operations and financial results. Therefore, all public charter school investments disposed of by the Company during the year ended December 31, 2019 qualified as discontinued operations. Accordingly, the historical financial results of these public charter school investments are reflected in the Company's consolidated financial statements as discontinued operations for the three months ended March 31, 2019.

The operating results relating to discontinued operations are as follows (in thousands):

Three Months Ended March 31,
2019
Rental revenue	$10,431
Mortgage and other financing income	3,584
Total revenue	14,015
Property operating expense	242
Interest expense, net	(137)
Depreciation and amortization	3,741
Income from discontinued operations before other items	10,169
Gain on sale of real estate	6,716
Income from discontinued operations	$16,885

The cash flow information relating to discontinued operations are as follows (in thousands):

Three Months Ended March 31,
2019
Depreciation and amortization	$3,741
Acquisition of and investments in real estate and other assets	(1,573)
Proceeds from sale of real estate	28,004
Investment in mortgage notes receivable	(3,280)
Proceeds from mortgage notes receivable paydowns	889
Additions to properties under development	(5,790)

Non-cash activity:
Transfer of property under development to real estate investments	$48
Interest cost capitalized	137

14. Operating Leases

The Company’s real estate investments are leased under operating leases. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases. In addition to its lessor arrangements on its real estate investments, as of March 31, 2020 and December 31, 2019, the Company was lessee in 58 operating ground leases as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes the lease income as well as lease costs and sublease income for the three months ended March 31, 2020 and 2019 (in thousands):

		Three Months Ended March 31,
	Classification	2020	2019
Rental revenues
Operating leases (1)	Rental revenue	$137,089	$134,569
Sublease income - operating ground leases (2)	Rental revenue	$(2,046)	$5,723

Lease cost
Operating ground lease cost	Property operating expense	$6,217	$5,938
Operating office lease cost	General and administrative expense	$226	$230

(1) During the three months ended March 31, 2020, the Company wrote-off straight-line receivables of $4.5 million to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income and comprehensive income.
(2) During the three months ended March 31, 2020, the Company wrote-off sub-lessor ground lease straight-line receivables $8.0 million to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income and comprehensive income. This write-off resulted in a net reduction to total rental revenue related to sublease income on operating ground leases for the three months ended March 31, 2020.

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education. Due to the Company's change to two reportable segments during the year ended December 31, 2019, certain reclassifications have been made to the 2019 presentation to conform to the current presentation.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,279,936	$723,750	$1,251,654	$7,255,340

	As of December 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,307,295	$730,165	$540,051	$6,577,511

Operating Data:
	Three Months Ended March 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$118,660	$16,383	$—	$135,043
Other income	7,205	—	368	7,573
Mortgage and other financing income	8,044	352	—	8,396
Total revenue	133,909	16,735	368	151,012

Property operating expense	12,329	541	223	13,093
Other expense	9,534	—	—	9,534
Total investment expenses	21,863	541	223	22,627
Net operating income - before unallocated items	112,046	16,194	145	128,385

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(10,988)
Interest expense, net				(34,753)
Transaction costs				(1,075)
Credit loss expense				(1,192)
Depreciation and amortization				(43,810)
Equity in loss from joint ventures				(420)
Gain on sale of real estate				220
Income tax benefit				751
Net income				37,118
Preferred dividend requirements				(6,034)
Net income available to common shareholders of EPR Properties				$31,084

Operating Data:
	Three Months Ended March 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$124,016	$16,276	$—	$140,292
Other income	71	—	273	344
Mortgage and other financing income	9,368	523	—	9,891
Total revenue	133,455	16,799	273	150,527

Property operating expense	14,448	870	233	15,551
Total investment expenses	14,448	870	233	15,551
Net operating income - before unallocated items	119,007	15,929	40	134,976

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(11,710)
Severance expense				(420)
Interest expense, net				(33,963)
Transaction costs				(5,123)
Depreciation and amortization				(36,002)
Equity in income from joint ventures				489
Loss on sale of real estate				(388)
Income tax benefit				605
Discontinued operations:
Income from discontinued operations				10,169
Gain on sale of real estate from discontinued operations				6,716
Net income				65,349
Preferred dividend requirements				(6,034)
Net income available to common shareholders of EPR Properties				$59,315

16. Other Commitments and Contingencies

As of March 31, 2020, the Company had 10 development projects with commitments to fund an aggregate of approximately $89.1 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2020, the Company had two mortgage notes and notes receivable with commitments totaling approximately $21.1 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2020, the Company had two surety bonds outstanding totaling $31.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

Our investment portfolio includes ownership of and long-term mortgages on Experiential and Education properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs. We also own certain experiential lodging assets structured using traditional REIT lodging structures.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

As of March 31, 2020, our total assets were approximately $7.3 billion (after accumulated depreciation of approximately $1.0 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at March 31, 2020. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2020 and December 31, 2019. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2020, our Experiential investments comprised $6.0 billion, or 89%, and our Education investments comprised $0.7 billion, or 11%, of our total investments.

As of March 31, 2020, our Experiential segment consisted of the following property types (owned or financed):

•	181 theatre properties;

•	56 eat & play properties (including seven theatres located in entertainment districts);

•	18 attraction properties;

•	13 ski properties;

•	six experiential lodging properties;

•	one gaming property;

•	three cultural properties; and

•	seven fitness & wellness properties.

As of March 31, 2020, our owned Experiential real estate portfolio consisted of approximately 19.5 million square feet, was 98.3% leased and included $30.1 million in property under development and $24.6 million in undeveloped land inventory.

As of March 31, 2020, our legacy Education segment consisted of the following property types (owned or financed):

•	70 early childhood education center properties; and

•	16 private school properties.

As of March 31, 2020, our owned Education real estate portfolio consisted of approximately 1.9 million square feet, was 100% leased and included $3.5 million in undeveloped land inventory.

The combined owned portfolio consisted of 21.4 million square feet and was 98.4% leased.

COVID-19 Update

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all our tenants have announced temporary closures of their operations during this pandemic. The severity of the impact of COVID-19 on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on consumers, all of which are uncertain and cannot be predicted. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, our ability to successfully operate and on our financial condition, results of operations and cash flows.

Our Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations for the three month period ended March 31, 2020, other than the following:

•
We recognized straight-line write-offs totaling $12.5 million, which was comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $9.7 million for the three months ended March 31, 2020.

•
We increased our expected credit losses by $1.2 million (an increase of approximately 50%) from our implementation estimate. This increase was primarily the result of the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

•	We reduced rental revenue by $1.5 million in rent abatements for certain of our tenants due to COVID-19.

•	Beginning with the quarter ended March 31, 2020, we will recognize revenue from American-Multi Cinema, Inc. (“AMC”) on a cash basis.

In reliance upon a FASB Staff Q&A, we intend to not treat deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. We will continue to evaluate the impacts of COVID-19 and its impact on our lease receivables and related accounting processes.

For the month of April 2020, tenants and borrowers paid approximately 15% of our contractual base rent and mortgage payments for the month. We agreed to defer rent and mortgage payments on a month-to-month basis for substantially all of our customers that did not pay rent for the month of April 2020. While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future.  Deferred  rent amounts will be reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments will be reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations. In cases where we provide abatements to tenants or borrowers to which they are not otherwise entitled, those amounts will be recognized in the period to which they relate.

In response to the impact of COVID-19, we took several actions. On March 20, 2020, we borrowed $750 million under our unsecured revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility considering the current uncertainty in the global markets. On March 24, 2020, our Board of Trustees (the "Board") announced approval of a limited share repurchase program in response to the extraordinary dislocation in our common share price. We may repurchase up to $150 million of our common shares, but there is no requirement that we repurchase a minimum number of common shares. The share repurchase program is scheduled to expire on December 31, 2020, however, we will suspend the program upon the effective date of the covenant modification agreements, as discussed below. Subsequent to March 31, 2020, we have repurchased 1,116,643 common shares under the share repurchase program for approximately $22.9 million. The repurchases were made under a Rule 10b5-1 trading plan. On March 24, 2020, we also announced the deferral of our anticipated gaming venue investment and revisions to our 2020 anticipated investment spending to include only previously committed investment spending totaling approximately $100.0 million.

In addition, on May 6, 2020, we announced that we are in the process of negotiating modifications or waivers under certain of our debt agreements and, in connection therewith, we are temporarily suspending our cash dividends to common shareholders and share repurchases. Because certain earnings and other financial covenants under our bank credit facilities and private placement notes are calculated based only on the most recent quarterly net operating income, we expect that we will not be in technical compliance (non-payment related) with such covenants at the end of the second quarter of 2020. Accordingly, we are in discussions with our lenders and private placement note holders to obtain a temporary suspension or modification of these covenants, with some suspended financial covenants expected to extend through the first quarter of 2021. We have received approval from the requisite lenders under our bank credit facilities that the bank lenders will temporarily suspend or modify these financial covenants, subject to our and such lenders' subsequent execution and delivery of a definitive agreement. As a part of this process, we also will temporarily suspend our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax) and will suspend our share repurchase plan upon the effective date of the covenant modification agreements with our bank lenders and holders of our private placement notes, which is expected to occur in the next 30 days. We have determined it is probable that the definitive agreement with our bank lenders will be completed and executed. While not anticipated, events and conditions could influence the timing and completion of this agreement. In addition, there can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders or share repurchases or the timing thereof.
Operating Results

Our total revenue from continuing operations, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2020 and 2019 (in millions, except per share information):

	Three Months Ended March 31,
	2020	2019	Change
Total revenue from continuing operations	$151.0	$150.5	—%
Net income available to common shareholders per diluted share	$0.40	$0.79	(49)%
FFOAA per diluted share	$0.97	$1.36	(29)%

The major factors impacting our results for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 were as follows:

•
The effect of the write-offs of straight-line receivables of approximately $12.5 million, and rent abatements for certain of our tenants totaling $1.5 million due to the COVID-19 pandemic during the three months ended March 31, 2020;

•	The effect of investment spending that occurred in 2020 and 2019;

•	The effect of property dispositions and mortgage note payoffs that occurred in 2020 and 2019;

•	The increase in other income and other expenses primarily from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York;

•	The decrease in transaction costs;

•	The credit loss expense recognized during the three months ended March 31, 2020 in conjunction with our implementation of the new current expected credit losses standard (Topic 326);

•	The decrease in termination fees included in gain on sale related to the sale of Education properties as well as lower gains on sale of real estate; and

•	The increase in common shares outstanding as a result of new issuances.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three months ended March 31, 2020, there were no changes to critical accounting policies except for that noted in the COVID-19 discussion above and as noted below.

Collectibility of Mortgage and Notes Receivables
Our mortgage and notes receivables consist of loans originated by us and the related accrued and unpaid interest income. We regularly evaluate the collectibility of our receivables by reviewing past due balances and considering such factors as the credit quality of our borrowers, historical trends of the borrower, our historical loss experience, current portfolio, market and economic conditions and changes in borrower payment terms. We estimate our current expected credit losses on a loan by loan basis using a forward looking commercial real estate forecasting tool. We record credit loss expense and reduce our mortgage note and note receivables balances by the allowance for credit losses on a quarterly basis in accordance with ASC 326. In the event we have a past due mortgage note or note receivable and foreclosure is probable, we measure expected credit losses based on the fair value of the collateral. If foreclosure is deemed probable, and we expect to sell rather than operate the collateral, we adjust the fair value of the collateral for the estimated costs to sell. Prior to 2020, we evaluated the collectibility of our mortgage and notes receivables to determine whether the loan was impaired and if it was probable that we would be unable to collect all amounts due according to the contractual terms.

Recent Developments

Investment Spending

Our investment spending during the three months ended March 31, 2020 and 2019 totaled $41.9 million and $174.6 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2020
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$24,108	$650	$1,350	$22,108	$—	$—
Eat & Play	5,073	4,985	88	—	—	—
Attractions	959	—	959	—	—	—
Experiential Lodging	9,797	9,580	217	—	—	—
Cultural	6	—	6	—	—	—
Fitness & Wellness	1,999	—	—	—	1,999	—
Total Experiential	41,942	15,215	2,620	22,108	1,999	—

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$41,945	$15,215	$2,620	$22,108	$2,002	$—

Three Months Ended March 31, 2019
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$115,086	$4,274	$17,502	$93,310	$—	$—
Eat & Play	13,508	12,031	1,477	—	—	—
Attractions	61	—	—	—	61	—
Ski	271	—	271	—	—	—
Experiential Lodging	33,156	31,912	139	—	—	1,105
Gaming	193	193	—	—	—	—
Total Experiential	162,275	48,410	19,389	93,310	61	1,105

Education:
Early Childhood Education Centers	1,649	455	—	—	1,194	—
Private Schools	27	27	—	—	—	—
Public Charter Schools	10,643	7,363			3,280
Total Education	12,319	7,845	—	—	4,474	—

Total Investment Spending	$174,594	$56,255	$19,389	$93,310	$4,535	$1,105

The above amounts include $5 thousand and $11 thousand in capitalized payroll, $0.3 million and $3.1 million in capitalized interest and $39 thousand and $115 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2020 and 2019, respectively. Excluded from the table above is approximately $0.9 million and $6.8 million of maintenance capital expenditures and other spending for the three months ended March 31, 2020 and 2019, respectively.

Dispositions

During the three months ended March 31, 2020, we completed the sale of two early education properties for net proceeds totaling $2.9 million. In connection with these sales, we recognized a combined gain on sale of $0.2 million.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019
Minimum rent (1)	$138,219	$130,497	$7,722
Percentage rent	2,757	1,355	1,402
Straight-line rent (2)	(9,708)	2,245	(11,953)
Tenant reimbursements (3)	3,698	6,102	(2,404)
Other rental revenue	77	93	(16)
Total Rental Revenue	$135,043	$140,292	$(5,249)

Other income (4)	7,573	344	7,229
Mortgage and other financing income	8,396	9,891	(1,495)
Total revenue	$151,012	$150,527	$485

(1) For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, the increase in minimum rent resulted from $9.0 million of rental revenue related to property acquisitions and developments completed in 2020 and 2019. This was partially offset by a decrease of $1.1 million from property dispositions not classified in discontinued operations. In addition, there was a net decrease of $0.2 million in rental revenue on existing properties which included the impact of $1.5 million in rent abatements for certain of our tenants due to the COVID-19 pandemic.

During the three months ended March 31, 2020, there were no significant lease renewals on existing properties.

(2) The decrease in straight-line rent resulted primarily from write-offs totaling $12.5 million during the three months ended March 31, 2020, which was comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable due to the COVID-19 pandemic. This was partially offset by an increase in straight-line rent related to property acquisitions and developments completed in 2020 and 2019.

(3) The decrease in tenant reimbursements during the three months ended March 31, 2020 related to a decrease in the gross-up of tenant reimbursed expenses for property taxes at our gaming property as well as our early education properties that were transferred from CLA to Creme as these tenants are now paying these costs directly. In addition, we had lower tenant reimbursements at our entertainment districts and other specialty properties during the three months ended March 31, 2020 compared to three months ended March 31, 2019.

(4) The increase in other income for the three months ended March 31, 2020 related primarily to the operating income from the Kartrite Resort, as well as the operating income from a theatre.
Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019
Property operating expense (1)	$13,093	$15,551	$(2,458)
Other expense (2)	9,534	—	9,534
General and administrative expense	10,988	11,710	(722)
Severance expense	—	420	(420)
Interest expense, net	34,753	33,963	790
Transaction costs (3)	1,075	5,123	(4,048)
Credit loss expense	1,192	—	1,192
Depreciation and amortization (4)	43,810	36,002	7,808
Equity in (loss) income from joint ventures	(420)	489	(909)
Gain (loss) on sale of real estate	220	(388)	608
Income tax benefit	751	605	146
Income from discontinued operations before other items (5)	—	10,169	(10,169)
Gain on sale of real estate from discontinued operations (6)	—	6,716	(6,716)
Preferred dividend requirements	(6,034)	(6,034)	—

(1) Our property operating expenses arise from the operations of our entertainment districts and other specialty properties as well as operating ground lease expense and the gross up of tenant reimbursed expenses. The decrease in property operating expenses resulted from bad debt expense booked in 2019, as well as a decrease in the gross-up of tenant reimbursed expenses for property taxes at our gaming property and our early education properties that were transferred from CLA to Creme as these tenants are now paying these costs directly. In addition, we had lower property operating expenses at our retail centers and other specialty properties during the three months ended March 31, 2020 compared to three months ended March 31, 2019.
(2) The increase in other expenses for the three months ended March 31, 2020 related to operating expenses for the Kartrite Resort, as well as the operating expense for a theatre.
(3) The decrease in transaction costs for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to pre-opening costs related to the Kartrite Resort, which opened in May 2019.
(4) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2019 and 2020 and was partially offset by property dispositions that occurred during 2019 and 2020.

(5) Income from discontinued operations before other items for the three months ended March 31, 2019 related to the operating results of public charter school investments disposed in 2019. See Note 13 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on discontinued operations.

(6) Gain on sale of real estate from discontinued operations for the three months ended March 31, 2019 was due to the disposition of two public charter schools pursuant to tenant purchase options and two other public charter school properties sold during the three months ended March 31, 2019.

Liquidity and Capital Resources

Cash and cash equivalents were $1.2 billion at March 31, 2020. In addition, we had restricted cash of $4.6 million at March 31, 2020. Of the restricted cash at March 31, 2020, $4.1 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $0.5 million primarily related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Share Repurchase Program

At March 31, 2020, we had total debt outstanding of $3.9 billion of which 99% was unsecured.

At March 31, 2020, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2020, we had $750.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 100 basis points, which was 1.77% at March 31, 2020.

At March 31, 2020, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 110 basis points, which was 2.12% at March 31, 2020. As of March 31, 2020, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022 at 3.15% for $350.0 million of borrowings and 3.35% for the remaining $50.0 million of borrowings.

At March 31, 2020, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. We were in compliance with all financial covenants under our debt instruments at March 31, 2020.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2020. As discussed above, our operations have been negatively impacted by the COVID-19 pandemic. In addition, we expect that we will not be in technical compliance (non-payment related) with certain earnings and other financial covenants under our bank credit facilities and private placement notes at the end of the second quarter of 2020 because such covenants are calculated based only on the most recent quarterly net operating results. Accordingly, we are in discussions with our lenders and private placement note holders to obtain a temporary suspension or modification of these covenants, with some suspended financial covenants expected to extend through the first quarter of 2021. We have received approval from the requisite lenders under our bank credit facilities that the bank lenders will temporarily suspend or modify these financial covenants, subject to our and such lenders' subsequent execution and delivery of a definitive agreement. We have determined it is probable that the definitive agreement with our bank lenders will be completed and executed. While not anticipated, events and conditions could influence the timing and completion of this agreement. In addition, nor can there be any assurances that we will be able to continue to comply with any modified financial covenants in future periods.

During the three months ended March 31, 2020, our Board of Trustees approved a share repurchase program to which we may repurchase up to $150.0 million of our common shares. The share repurchase program is scheduled to expire on December 31, 2020; however, we will suspend the program upon the effective date of the covenant modification agreements as discussed above. Under the share repurchase program, we may repurchase our common shares in the open market, through block trades, in privately negotiated transactions, pursuant to a trading plan separately adopted in the future, or by other means, in accordance with federal securities laws and other applicable laws. The actual timing, number and value of common shares repurchased under the share repurchase program will be determined by management at its discretion and will depend on a number of factors, including, but not limited to, the market price of our common shares, general market and economic conditions, our financial condition, and applicable legal requirements. We are not obligated to repurchase a minimum number of common shares under the share repurchase program, and we may modify, suspend or terminate the share repurchase program at any time without prior notice. Subsequent to March 31, 2020, we repurchased 1,116,643 common shares under the share repurchase program for approximately $22.9 million. The repurchases were made under a Rule 10b5-1 trading plan.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders and, to a lesser extent, share repurchases. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$89,044	$122,384
Net cash used by investing activities	(39,759)	(127,833)
Net cash provided by financing activities	649,237	9,154

We currently anticipate that our cash on hand, cash from operations and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments for the next 12 months (assuming the covenant modifications discussed above are obtained), including to fund our operations, make interest and principal payments on our debt, allow distributions to our preferred shareholders, and allow distributions to our common shareholders to avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

As discussed above, we have agreed to defer rent and mortgage payments on a month-to-month basis for substantially all of our customers that did not pay rent in April 2020 as a result of the COVID-19 pandemic. Accordingly, in the near term, we expect to fund our short-term liquidity requirements primarily with cash on hand, including funds borrowed under our unsecured revolving credit facility (assuming the covenant modifications discussed above are obtained).
Commitments

As of March 31, 2020, we had 10 development projects with commitments to fund an aggregate of approximately $89.1 million, of which approximately $49.4 million is expected to be funded in 2020. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2020, we had two mortgage notes with commitments totaling approximately $21.1 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2020, we had two surety bonds outstanding totaling $31.6 million.

Liquidity Analysis

As noted above, we had $750.0 million outstanding under our unsecured revolving credit facility. We borrowed these funds on March 20, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets due to the COVID-19 pandemic. In addition, we deferred our anticipated gaming venue investment and all other uncommitted investment spending due to unfavorable market conditions. We believe our increased unrestricted cash position of approximately $1.2 billion will strengthen our balance sheet and aid us in this time of market disruption.

We have no scheduled debt payments due until 2022. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the current economic uncertainty caused by the COVID-19 pandemic.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders, funding share repurchases and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility (assuming the covenant modifications discussed above are obtained), as well as debt and equity financing alternatives or proceeds from asset dispositions. The availability and terms of any such financing or sales will depend upon market and other conditions, which have been negatively impacted by the COVID-19 pandemic. If we borrow the maximum amount available under our unsecured revolving credit facility or fail to obtain the covenant modifications discussed above, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions.

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
We expect to maintain our net debt to adjusted EBITDA ratio over the long-term between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.1x and our net debt to gross assets ratio was 38% as of March 31, 2020 (see "Non-GAAP financial measures" for calculations). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service or acquired during the quarter, dispositions and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings as well as dispositions, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. In addition, the COVID-19 disruption may also cause us to operate outside of this range for a period of time.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options and credit loss expense and subtracting deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2020 and 2019 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2020	2019
FFO:
Net income available to common shareholders of EPR Properties	$31,084	$59,315
Gain on sale of real estate	(220)	(6,328)
Real estate depreciation and amortization	43,525	39,514
Allocated share of joint venture depreciation	383	555
FFO available to common shareholders of EPR Properties	$74,772	$93,056

FFO available to common shareholders of EPR Properties	$74,772	$93,056
Add: Preferred dividends for Series C preferred shares	1,939	1,939
Add: Preferred dividends for Series E preferred shares	1,939	1,939
Diluted FFO available to common shareholders of EPR Properties	$78,650	$96,934
FFOAA:
FFO available to common shareholders of EPR Properties	$74,772	$93,056
Transaction costs	1,075	5,123
Severance expense	—	420
Termination fee included in gain on sale	—	5,001
Credit loss expense	1,192	—
Deferred income tax benefit	(1,113)	(609)
FFOAA available to common shareholders of EPR Properties	$75,926	$102,991
FFOAA available to common shareholders of EPR Properties	$75,926	$102,991
Add: Preferred dividends for Series C preferred shares	1,939	1,939
Add: Preferred dividends for Series E preferred shares	1,939	1,939
Diluted FFOAA available to common shareholders of EPR Properties	$79,804	$106,869
AFFO:
FFOAA available to common shareholders of EPR Properties	$75,926	$102,991
Non-real estate depreciation and amortization	285	229
Deferred financing fees amortization	1,634	1,502
Share-based compensation expense to management and trustees	3,509	3,177
Amortization of above and below market leases, net and tenant allowances	(152)	(59)
Maintenance capital expenditures (1)	(928)	(297)
Straight-lined rental revenue	9,708	(2,414)
Non-cash portion of mortgage and other financing income	(91)	(1,014)
AFFO available to common shareholders of EPR Properties	$89,891	$104,115

FFO per common share:
Basic	$0.95	$1.25
Diluted	0.95	1.23
FFOAA per common share:
Basic	$0.97	$1.38
Diluted	0.97	1.36
Shares used for computation (in thousands):
Basic	78,467	74,679
Diluted	78,476	74,725

Weighted average shares outstanding-diluted EPS	78,476	74,725
Effect of dilutive Series C preferred shares	2,232	2,145
Effect of dilutive Series E preferred shares	1,664	1,622
Adjusted weighted average shares outstanding-diluted Series C and Series E	82,372	78,492

Other financial information:
Dividends per common share	$1.1325	$1.1250

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of income and comprehensive income included in this Quarterly Report on Form 10-Q. See Note 13 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.

(1) Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for three months ended March 31, 2020 and 2019. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for these periods.

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

Gross Assets

Gross Assets represents total assets (reported in accordance with GAAP) adjusted to exclude accumulated depreciation and reduced for cash and cash equivalents. By excluding accumulated depreciation and reducing cash and cash equivalents, the result provides an estimate of the investment made by us. We believe that investors commonly use versions of this calculation in a similar manner. Our method of calculating Gross Assets may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Net Debt to Gross Assets

Net Debt to Gross Assets is a supplemental measure derived from non-GAAP financial measures that we use to evaluate capital structure and the magnitude of debt to gross assets. We believe that investors commonly use versions of this ratio in a similar manner. Our method of calculating Net Debt to Gross Assets may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) for the quarter excluding severance expense, credit loss expense, transaction costs and prepayment fees. This number for the quarter is then multiplied by four to get an annual amount. For the three months ended March 31, 2020, Adjusted EBITDA was further adjusted to reflect the write-offs of straight-line rent receivables against rental revenue of $12.5 million related to the impact of the COVID-19 disruption.

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

Reconciliations of debt, total assets and net income available to common shareholders (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net debt to Gross Assets, EBITDAre, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	March 31,
	2020	2019
Net Debt:
Debt	$3,854,062	$3,045,742
Deferred financing costs, net	35,933	32,838
Cash and cash equivalents	(1,225,122)	(11,116)
Net Debt	$2,664,873	$3,067,464

Gross Assets:
Total Assets	$7,255,340	$6,431,231
Accumulated depreciation	1,023,993	920,409
Cash and cash equivalents	(1,225,122)	(11,116)
Gross Assets	$7,054,211	$7,340,524

Net Debt to Gross Assets	38%	42%

	Three Months Ended March 31,
	2020	2019
EBITDAre and Adjusted EBITDA:
Net income	$37,118	$65,349
Interest expense, net	34,753	33,826
Income tax benefit	(751)	(605)
Depreciation and amortization	43,810	39,743
Gain on sale of real estate	(220)	(6,328)
Equity in loss (income) from joint ventures	420	(489)
EBITDAre (for the quarter)	$115,130	$131,496

Severance expense	—	420
Transaction costs	1,075	5,123
Credit loss expense	1,192	—
Straight-line rental revenue write-offs (1)	12,532	—
Prepayment fees	—	(900)
Adjusted EBITDA (for the quarter)	$129,929	$136,139

Adjusted EBITDA (2)	$519,716	$544,556

Net Debt/Adjusted EBITDA Ratio	5.1	5.6

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of income and comprehensive income included in this Quarterly Report on Form 10-Q.

(1) Included in rental revenue from continuing operations in the accompanying consolidated statements of income and comprehensive income. Rental revenue includes the following:
	Three Months Ended March 31,
	2020	2019
Minimum rent	$138,219	$130,497
Tenant reimbursements	3,698	6,102
Percentage rent	2,757	1,355
Straight-line rental revenue	2,824	2,245
Straight-line rental revenue write-offs	(12,532)	—
Other rental revenue	77	93
Rental revenue	$135,043	$140,292

(2) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments

Total investments is a non-GAAP financial measure defined as the sum of the carrying values of real estate investments (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total investments to total assets (computed in accordance with GAAP) is included in the following table (unaudited, in thousands):

	March 31, 2020	December 31, 2019
Total Investments:
Real estate investments, net of accumulated depreciation	$5,184,692	$5,197,308
Add back accumulated depreciation on real estate investments	1,023,993	989,254
Land held for development	28,080	28,080
Property under development	30,063	36,756
Mortgage notes and related accrued interest receivable	356,666	357,391
Investment in joint ventures	33,897	34,317
Intangible assets, gross (1)	58,784	57,385
Notes receivable and related accrued interest receivable, net (1)	14,011	14,026
Total investments	$6,730,186	$6,714,517

Total investments	$6,730,186	$6,714,517
Cash and cash equivalents	1,225,122	528,763
Restricted cash	4,583	2,677
Operating lease right-of-use assets	207,605	211,187
Accounts receivable	72,537	86,858
Less: accumulated depreciation on real estate investments	(1,023,993)	(989,254)
Less: accumulated amortization on intangible assets (1)	(13,531)	(12,693)
Prepaid expenses and other current assets (1)	52,831	35,456
Total assets	$7,255,340	$6,577,511

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2020	December 31, 2019
Intangible assets, gross	$58,784	$57,385
Less: accumulated amortization on intangible assets	(13,531)	(12,693)
Notes receivable and related accrued interest receivable, net	14,011	14,026
Prepaid expenses and other current assets	52,831	35,456
Total other assets	$112,095	$94,174

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2020, we had a $1.0 billion unsecured revolving credit facility with $750.0 million outstanding. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.

As of March 31, 2020, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. At March 31, 2020, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $61.2 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness, particularly in light of the current economic uncertainty caused by the COVID-19 pandemic. The majority of our borrowings are subject to contractual agreements or mortgages which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations, our ability to make additional real estate investments may be limited.

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

During the three months ended March 31, 2020, we entered into three USD-CAD cross-currency swaps that will be effective July 1, 2020 with a total fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Change in internal controls
Effective January 1, 2020, we adopted ASC 326, Financial Instruments - Credit Losses. Except for the enhancements to the Company's internal control over financial reporting in relation to our adoption of this standard, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our current or future business, operating results, financial performance or share price. The following discussion describes important factors which could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements." The following risk factors replace and supersede the risk factors set forth under Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020.

Risks That May Impact Our Financial Condition or Performance

The current outbreak of the novel coronavirus, or COVID-19, has negatively impacted and caused disruption to, and the continued COVID-19 outbreak or the future outbreak of any other highly infectious or contagious diseases could materially and adversely impact or cause disruption to, our performance, financial condition, results of operations and cash flows.
A novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all of our tenants have announced temporary closures of their operations during this pandemic. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	complete or partial closures of, or other operational issues at, our properties resulting from government or tenant action;

•
the reduced economic activity has severely impacted our tenants' businesses, financial condition and liquidity and caused substantially all of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•	the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•	a general decline in business activity and demand for real estate transactions would adversely affect our ability or desire to grow our portfolio of experiential real estate properties;

•
a deterioration in our and our tenants' ability to operate in affected areas or delays in the supply of products or services to us and our tenants from vendors that are needed for our and our tenants' efficient operations has adversely affected our operations and those of our tenants; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The ultimate extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. A continued reduction in our cash flows could impact our ability to continue paying dividends to our shareholders at expected levels or at all. The financial impact of COVID-19 could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Such non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility, pay dividends and repurchase common shares under our share repurchase program. As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," we expect that we will not be in technical compliance (non-payment related) with certain earnings and other financial covenants under our bank credit facilities and private placement notes at the end of the second quarter of 2020. We are currently in discussions with our lenders and private placement note holders to obtain a temporary suspension or modification of such covenants. We have received approval from the requisite lenders under our bank credit facilities that the bank lenders will temporarily suspend or modify these financial covenants, subject to our and such lenders' subsequent execution and delivery of a definitive agreement. In connection with obtaining these covenant modifications, we are temporarily suspending our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax) and suspending our share repurchase program upon the effective date of the covenant modification agreements, which is expected to occur within the next 30 days. While we have determined it is probable, there can be no assurances that we will successfully complete and execute these agreements in the time presently expected, or at all, nor can there be any assurances as to the ultimate terms of such agreements. In addition, there can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders or share repurchases or the timing thereof. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 has negatively affected, and presents additional material uncertainty and risk with respect to, our performance, financial condition, results of operations and cash flows.

Global economic uncertainty and disruptions in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There exists a high level of global economic uncertainty, including uncertainty regarding the impact of COVID-19 after the subsidence of the pandemic. Regarding experiential industries, it is unclear whether COVID-19 will negatively impact future consumer preferences regarding congregate activities, such as those offered by theatres, casinos, restaurants, attractions and other industries in which we invest. Political changes in the U.S. and abroad unrelated to COVID-19, such as the pending negotiations surrounding the United Kingdom's recent withdrawal of its membership from the European Union, have contributed to volatility in the global financial markets. Although during most of the first quarter of 2020 the U.S. economy continued to improve, there is significant risk that the U.S. economy will move into a recession this year. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. Recently, global economic uncertainty has contributed to significant declines in equity markets generally and prices of our common shares and preferred shares specifically. These disruptions in the financial markets may have other adverse effects on us, our tenants or the economy in general.

Most of our customers, consisting primarily of tenants and borrowers, operate properties in market segments that depend upon discretionary spending by consumers. Any continued reduction in discretionary spending by consumers within the market segments in which our customers or potential customers operate could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. Theatre, eat & play, attraction, ski, experiential lodging, gaming, private school and early childhood education center properties, represent some of the largest market investments in our portfolio; and AMC, Topgolf, Regal Cinemas, Inc. and Cinemark USA, Inc. represented our largest customers for the three months ended March 31, 2020. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. In addition, the lodging and gaming industries are also highly sensitive to consumer discretionary spending. A downturn in the economy, or a trend to not want to go "out of home" could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions. The current COVID-19 pandemic has significantly reduced consumer discretionary spending, which is severely impacting experiential real estate properties, including those of our customers, and it is unclear whether COVID-19 will negatively impact future consumer preferences regarding congregate activities.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain, and changes in our credit ratings outlook to negative were recently made by certain credit rating agencies. There can be no assurance that we will be able to maintain our current credit ratings, particularly in light of the effects of the ongoing COVID-19 pandemic, and in the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

An increase in interest rates could increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
Although the U.S. Federal Reserve decreased its benchmark interest rate multiple times in 2019 and 2020, there can be no assurances that the rate will not increase in the future. If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.
At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in demand for space at our commercial properties. Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from leasing real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders or share repurchases will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If our tenants cannot pay their rent or we are not able to maintain our levels of occupancy on favorable terms, there is also a risk that the fair value of the underlying property will be considered less than its carrying value and we may have to take a charge against earnings. In addition, if a tenant does not pay its rent, we might not be able to enforce our rights as landlord without significant delays and substantial legal costs.

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

The reduced economic activity resulting from the COVID-19 pandemic is severely impacting our tenants' businesses, financial condition and liquidity and has caused substantially all of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. We also anticipate that one or more of our tenants may become bankrupt or insolvent as a result of this reduced economic activity. The ultimate extent to which COVID-19 impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe us money may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect us. We have experienced customer defaults resulting from the COVID-19 pandemic, and we expect to experience future defaults, the breadth of which will depend upon the scope, severity and duration of the COVID-19 pandemic. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.

We could be adversely affected by a borrower's bankruptcy or default.
If a borrower becomes bankrupt or insolvent or defaults under its loan, that could force us to declare a default and foreclose on any available collateral. As a result, future interest income recognition related to the applicable note receivable could be significantly reduced or eliminated. There is also a risk that the fair value of the collateral, if any, will be less than the carrying value of the note and accrued interest receivable at the time of a foreclosure and we may have to take a charge against earnings. If a property serves as collateral for a note, we may experience costs and delays in recovering the property in foreclosure or finding a substitute operator for the property. If a mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. In addition, to protect our subordinated investment, we may desire to refinance any senior financing. However, there is no assurance that such refinancing would be available or, if it were to be available, that the terms would be attractive. We may experience borrower defaults resulting from the COVID-19 pandemic, the breadth of which will depend upon the scope, severity and duration of the COVID-19 pandemic. One or more of our borrowers may become bankrupt or insolvent as a result of this reduced economic activity. The ultimate extent to which COVID-19 impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

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
The ability of our tenants to operate successfully in the experiential real estate industry and remain current on their lease obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films, and motion picture distributors have and may in the future consider alternative film delivery methods. The U.S. Department of Justice has also announced that it is in the process of ending decrees that prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre tenants' operations and, in turn, their ability to perform under their leases.

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. The reduced economic activity resulting from the COVID-19 pandemic is severely impacting our tenants' businesses, financial condition and liquidity. The ultimate extent to which COVID-19 impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our tenants' and mortgagors' operations and, in turn, their ability to perform under their respective leases or mortgages.

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
AMC, Topgolf and Regal, represent a significant portion of our total revenue. For the year ended December 31, 2019, total revenues (including revenue from discontinued operations) of approximately $123.8 million or 17.6% were derived from rental payments by AMC, approximately $79.0 million or 11.2% were derived from rental payments by TopGolf and approximately $75.8 million or 10.8% were derived from rental payments by Regal. The COVID-19 pandemic is severely impacting these tenants', as well as our other tenants', businesses, financial condition and liquidity.

We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions or financing arrangements with a number of other tenants or borrowers. If for any reason AMC, TopGolf and/or Regal failed to perform under their lease obligations for a significant period of time, or under any modified lease obligations, we could be required to reduce or suspend our shareholder dividends or share repurchases and may not have sufficient funds to support operations or service our debt until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.

Properties we develop may not achieve sufficient operating results within expected timeframes and therefore the tenant or borrowers may not be able to pay their agreed upon rent or interest, and managed properties may not be able to operate profitably, which could adversely affect our financial results.
A significant portion of our investments include investments in build-to-suit projects. When construction is completed, these projects may require some period of time to achieve targeted operating results. For properties leased or financed, we may provide our tenants or borrowers with lease or financing terms that are more favorable to them during this timeframe. Tenants and borrowers that fail to achieve targeted operating results within expected timeframes may be unable to pay their obligations pursuant to the agreed upon lease or financing terms or at all. If we are required to restructure lease or financing terms or take other action with respect to the applicable property, our financial results may be impacted by lower revenues, recording an impairment, writing off rental or interest amounts or otherwise. Additionally, if we have entered into a management agreement to operate a property we have developed, the project may not be able to achieve targeted operating results which may impact our financial results by lowering income or recording an impairment loss.

We have entered into management agreements to operate certain of our properties and we could be adversely affected if such managers do not manage these properties successfully.
To maintain our status as a REIT, we are generally not permitted to directly operate our properties. As a result, from time to time we enter into management agreements with third-party managers to operate certain properties. This practice has been most frequent with our experiential lodging properties. For managed properties, our ability to direct and control how our properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our ability to participate in operating decisions relating to these properties is limited to certain matters, and we do not have the authority to require any such property to be operated in any particular manner. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, that a franchisor will consent to the replacement manager, or that the replacement manager will manage our experiential lodging property successfully. A failure by our third-party managers to successfully manage our properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of March 31, 2020, we had total debt outstanding of approximately $3.9 billion, including $750.0 million that we borrowed on March 20, 2020 under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility considering the current uncertainty in the global markets. Our indebtedness could have important consequences, such as:

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

The financial impact of COVID-19 could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Such non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility, pay dividends and repurchase common shares under our share repurchase program. As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," we expect that we will not be in technical compliance (non-payment related) with certain earnings and other financial covenants under our bank credit facilities and private placement notes at the end of the second quarter of 2020. We are currently in discussions with our lenders and private placement note holders to obtain a temporary suspension or modification of such covenants. We have received approval from the requisite lenders under our bank credit facilities that the bank lenders will temporarily suspend or modify these financial covenants, subject to our and such lenders' subsequent execution and delivery of a definitive agreement. While we have determined it is probable, there can be no assurances that we will successfully complete and execute these agreements in the time presently expected, or at all, nor can there be any assurances that we will be able to continue to comply with any modified financial covenants in future periods. The ultimate extent to which COVID-19 impacts our operations will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

There are risks inherent in having indebtedness and using such indebtedness to fund acquisitions.
We currently use debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our existing variable rate debt and any new debt will increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our tenants fail to make their lease payments for a significant period of time, the risk of which has been heightened as a result of the COVID-19 pandemic, and we do not have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A small amount of our debt financing is secured by mortgages on our properties and we may enter into additional secured mortgage financing in the future. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties.

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
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these dividends in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our tenants are engaged and the performance of real estate investment trusts generally, all of which have been negatively impacted by the COVID-19 pandemic. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately, particularly in light of the effects of the ongoing COVID-19 pandemic.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
Some of our properties are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, term loan facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants involving our maximum total debt to total asset value; maximum permitted investments; minimum tangible net worth; maximum secured debt to total asset value; maximum unsecured debt to eligible unencumbered properties; minimum unsecured interest coverage; and minimum fixed charge coverage. Our ability to borrow under our unsecured revolving credit facility and our term loan facility is also subject to compliance with certain other covenants. We also have senior notes issued in a private placement transaction that are subject to certain covenants. As discussed above, we expect that we will not be in technical compliance (non-payment related) with certain earnings and other financial covenants under our bank credit facilities and private placement notes at the end of the second quarter of 2020. As a result, we are currently in discussions with our lenders and private placement note holders to obtain a temporary suspension or modification of such covenants. We have received approval from the requisite lenders under our bank credit facilities that the bank lenders will temporarily suspend or modify these financial covenants, subject to our and such lenders' subsequent execution and delivery of a definitive agreement. Failure to comply with our covenants or obtain modifications of such covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. The financial impact of COVID-19 could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, term loan facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. The ultimate extent to which COVID-19 impacts our ability to comply with existing or modified financial covenants and obtain financing will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Our real estate investments are concentrated in experiential real estate properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance experiential real estate properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. In addition, the COVID-19 pandemic is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending.

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

Even if we remain qualified for taxation as a REIT under the Internal Revenue Code, we may face other tax liabilities that reduce our funds available for payment of dividends to our shareholders or the repurchase of shares.
Even if we remain qualified for taxation as a REIT under the Internal Revenue Code, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm's length bases, we may be subject to a 100% excise tax on a transaction that the Internal Revenue Service ("IRS") or a court determines was not conducted at arm's length. Any of these taxes would decrease cash available for distribution to our shareholders or the repurchase of shares under our share repurchase program.

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

We may depend on distributions from our direct and indirect subsidiaries to service our debt, pay dividends to our shareholders and repurchase shares. The creditors of these subsidiaries, and our direct creditors, are entitled to amounts payable to them before we pay any dividends to our shareholders or repurchase shares.
Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow from operations. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to us. In addition, our creditors, whether secured or unsecured, are entitled to amounts payable to them before we may pay any dividends to our shareholders or repurchase shares under our share repurchase program. Thus, our ability to service our debt obligations, pay dividends to holders of our common and preferred shares and repurchase shares depends on our subsidiaries' ability first to satisfy their obligations to their creditors and then to pay distributions to us and our ability to satisfy our obligations to our direct creditors. Our subsidiaries are separate and distinct legal entities and have no obligations, other than limited guaranties of certain of our debt, to make funds available to us.

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
We had 58 full-time employees as of March 31, 2020 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Craig L. Evans, our Executive Vice President, General Counsel and Secretary; Greg Zimmerman, our Executive Vice President and Chief Investment Officer; Michael L. Hirons, our Senior Vice President - Asset Management; and Tonya L. Mater, our Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

We are subject to risks associated with the employment of personnel by managers of our experiential lodging properties.
Managers of our experiential lodging properties are responsible for hiring and maintaining the labor force at each of these properties. Although we do not directly employ or manage employees at our experiential lodging properties, we are subject to many of the costs and risks associated with such labor force, including but not limited to risks associated with that certain union contract binding the manager of our Kartrite Resort and Indoor Waterpark. From time to time, the operations of our experiential lodging properties may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules.

We may in the future have greater dependence upon the gaming industry and may be susceptible to the risks associated with it, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As a landlord of gaming facilities or secured creditor to gaming operators, we may be impacted by the risks associated with the gaming industry. Therefore, so long as we make investments in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, such as the COVID-19 pandemic. A component of the rent under our gaming facility lease agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and any decline in the operating results of our gaming tenants could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

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
The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash. The rents, interest and other payments we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of the factors that affect the value of our real estate. If our revenues decline, we generally would expect to have less cash available to pay our indebtedness, distribute to our shareholders and effect share repurchases. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.

The factors that affect the value of our real estate include, among other things:

•	international, national, regional and local economic conditions;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or Canada;

•	the threat of domestic terrorism or pandemic outbreaks (such as COVID-19), which could cause consumers to avoid congregate settings;

•	our ability or the ability of our tenants or managers to secure adequate insurance;

•	natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of insurance coverage;

•	local conditions such as an oversupply of space or lodging properties or a reduction in demand for real estate in the area;

•	competition from other available space or, in the case of our experiential lodging properties, competition from other lodging properties or alternative lodging options in our markets;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, mortgagors and managers, including the extent of bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants or other customers;

•	how well we manage our properties or how well the managers of properties manage those properties;

•	in the case of our experiential lodging properties, dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and

•	general competitive factors.

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

If a tenant fails to perform on its lease covenants or a manager fails to perform on its management covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants or managers will elect to renew their leases or management agreements when the terms expire. If a tenant or manager does not renew its lease or agreement or if a tenant or a manager defaults on its lease or management obligations, there is no assurance we could obtain a substitute tenant or manager on acceptable terms. If we cannot obtain another quality tenant or manager, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property or obtaining a new manager. In addition, tenants or managers may seek concessions or other modifications to existing leases and management agreements as a result of the COVID-19 pandemic.

Some potential losses are not covered by insurance.
Our leases with tenants and agreements with managers of our properties require the tenants and managers to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties, as applicable. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, we are exposed to risks that the insurance coverage levels required under our leases with tenants and agreements with managers of our properties may be inadequate, and these risks may be increased as we expand our portfolio into experiential properties that may present more risk of loss as compared to properties in our existing portfolio. In addition, there are some types of losses, such as pandemics, catastrophic acts of nature, acts of war or riots, for which we, our tenants or managers of our properties cannot obtain insurance at an acceptable cost or at all. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. In addition, the cost of insurance protection against terrorist acts has risen dramatically over the years. There can be no assurance our tenants or managers of our properties will be able to obtain terrorism insurance coverage, as applicable, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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
Our entertainment districts in Colorado, New York, California, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including economic downturns. In addition, the COVID-19 pandemic is severely impacting our retail tenants' businesses, financial condition and liquidity, which has resulted in substantially all of these tenants failing to satisfy their obligations to us or otherwise seeking modifications to their lease arrangements. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
Our dividend policy is determined by our Board of Trustees. Our ability to continue paying dividends on our common shares, to pay dividends on our preferred shares at their stated rates or to increase our common share dividend rate will depend on a number of factors, including our liquidity, our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. The financial impact of the COVID-19 pandemic has reduced our cash flows, which we expect will impact our ability to continue paying dividends to our shareholders at expected levels or at all. In connection with obtaining the covenant modifications discussed above, we are temporarily suspending our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax). If we do not reinstate common share dividends in future periods or maintain or increase any future common share dividend rate, that could have an adverse effect on the market price of our common shares and possibly our preferred shares. Furthermore, if the Board of Trustees decides to pay dividends on our common shares partially or substantially all in common shares, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.

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
The stock market has experienced extreme price and volume fluctuations as a result of the COVID-19 pandemic that have affected the market price of the common equity of many companies, including companies in industries similar or related to ours, and that have been unrelated to these companies' operating performances. These broad market fluctuations could reduce the market price of our shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our shares.

Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants, mortgagors and managers or the performance of REIT stocks generally.
To the extent any of our tenants or customers, or their competition, report losses or slower earnings growth, take charges against earnings or enter bankruptcy proceedings, the market price for our shares could be adversely affected. The reduced economic activity resulting from the COVID-19 pandemic is severely impacting our tenants' businesses, financial condition and liquidity, which could adversely affect the market price for our shares. The market price for our shares could also be affected by any weakness in the performance of REIT stocks generally or weakness in any of the sectors in which our tenants and customers operate.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of March 31, 2020, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4137 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $60.43 per common share (subject to adjustment in certain events). Additionally, as of March 31, 2020, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4826 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.80 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2020 common shares	95,616	(1)	$70.65	—	$—
February 1 through February 29, 2020 common shares	—		—	—	—
March 1 through March 31, 2020 common shares	687	(1)	20.78	—	150,000,000

Total	96,303		$70.29	—	$150,000,000

(1) The repurchases of equity securities during January and March of 2020 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program. On March 24, 2020, we announced that our Board of Trustees approved a share repurchase program pursuant to which we may repurchase up to $150 million of our common shares. The share repurchase program is scheduled to expire on December 31, 2020; however, we will suspend the program upon the effective date of the covenant modification agreements as discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Under the share repurchase program, we may repurchase our common shares in the open market, through block trades, in privately negotiated transactions, pursuant to a trading plan separately adopted in the future, or by other means, in accordance with federal securities laws and other applicable laws. The actual timing, number and value of common shares repurchased under the share repurchase program will be determined by management at its discretion and will depend on a number of factors, including, but not limited to, the market price of our common shares, general market and economic conditions, our financial condition, and applicable legal requirements. We are not obligated to repurchase a minimum number of common shares under the share repurchase program, and we may modify, suspend or terminate the share repurchase program at any time without prior notice.

Dividends
As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," we expect that we will not be in technical compliance (non-payment related) with certain earnings and other financial covenants under our bank credit facilities and private placement notes at the end of the second quarter of 2020. We are currently in discussions with our lenders and private placement note holders to obtain a temporary suspension or modification of such covenants. We have received approval from the requisite lenders under our bank credit facilities that the bank lenders will suspend or modify these financial covenants, subject to our and such lenders' subsequent execution and delivery of a definitive agreement. In connection with obtaining these covenant modifications, we are temporarily suspending our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax). There can be no assurances at to our ability to reinstitute cash dividend payments to common shareholders in future periods or the timing thereof.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2020.

Item 6. Exhibits

10.1
2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.1.

10.2
Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.2.

10.3
Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.3.

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

EPR Properties

Dated:	May 11, 2020	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 11, 2020	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)