Form 10-Q
period 2020-06-30
EPR PROPERTIES
filed 2020-08-06
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At August 5, 2020, there were 74,611,864 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of COVID-19, our capital resources and liquidity, expected liquidity and performance of our customers, including AMC, our expected dividend payments and share repurchases and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission ("SEC") on May 11, 2020.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,034,771 and $989,254 at June 30, 2020 and December 31, 2019, respectively	$5,110,059	$5,197,308
Land held for development	26,244	28,080
Property under development	39,039	36,756
Operating lease right-of-use assets	189,058	211,187
Mortgage notes and related accrued interest receivable	357,668	357,391
Investment in joint ventures	28,925	34,317
Cash and cash equivalents	1,006,981	528,763
Restricted cash	2,615	2,677
Accounts receivable	134,774	86,858
Other assets	107,615	94,174
Total assets	$7,002,978	$6,577,511
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$96,454	$122,939
Operating lease liabilities	229,030	235,650
Common dividends payable	19	29,424
Preferred dividends payable	6,034	6,034
Unearned rents and interest	81,096	74,829
Debt	3,854,088	3,102,830
Total liabilities	4,266,721	3,571,706
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 81,903,786 and 81,588,489 shares issued at June 30, 2020 and December 31, 2019, respectively	819	816
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at June 30, 2020 and December 31, 2019; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at June 30, 2020 and December 31, 2019; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at June 30, 2020 and December 31, 2019; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,848,984	3,834,858
Treasury shares at cost: 7,290,948 and 3,125,569 common shares at June 30, 2020 and December 31, 2019, respectively	(260,351)	(147,435)
Accumulated other comprehensive income	(4,331)	7,275
Distributions in excess of net income	(849,012)	(689,857)
Total equity	$2,736,257	$3,005,805
Total liabilities and equity	$7,002,978	$6,577,511
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenue	$97,531	$147,003	$232,574	$287,295
Other income	416	5,726	7,989	6,070
Mortgage and other financing income	8,413	9,011	16,809	18,902
Total revenue	106,360	161,740	257,372	312,267
Property operating expense	15,329	14,597	28,422	30,148
Other expense	2,798	8,091	12,332	8,091
General and administrative expense	10,432	12,230	21,420	23,940
Severance expense	—	—	—	420
Costs associated with loan refinancing or payoff	820	—	820	—
Interest expense, net	38,340	36,458	73,093	70,421
Transaction costs	771	6,923	1,846	12,046
Credit loss expense	3,484	—	4,676	—
Impairment charges	51,264	—	51,264	—
Depreciation and amortization	42,450	38,790	86,260	74,792
(Loss) income before equity in (loss) income from joint ventures, other items and discontinued operations	(59,328)	44,651	(22,761)	92,409
Equity in (loss) income from joint ventures	(1,724)	470	(2,144)	959
Impairment charges on joint ventures	(3,247)	—	(3,247)	—
Gain (loss) on sale of real estate	22	—	242	(388)
(Loss) income before income taxes	(64,277)	45,121	(27,910)	92,980
Income tax benefit	1,312	1,300	2,063	1,905
(Loss) income from continuing operations	$(62,965)	$46,421	$(25,847)	$94,885
Discontinued operations:
Income from discontinued operations before other items	—	10,399	—	20,568
Gain on sale of real estate from discontinued operations	—	9,774	—	16,490
Income from discontinued operations	—	20,173	—	37,058
Net (loss) income	(62,965)	66,594	(25,847)	131,943
Preferred dividend requirements	(6,034)	(6,034)	(12,068)	(12,068)
Net (loss) income available to common shareholders of EPR Properties	$(68,999)	$60,560	$(37,915)	$119,875
Net (loss) income available to common shareholders of EPR Properties per share:
Continuing operations	$(0.90)	$0.53	$(0.49)	$1.10
Discontinued operations	—	0.27	—	0.49
Basic	$(0.90)	$0.80	$(0.49)	$1.59

Continuing operations	$(0.90)	$0.53	$(0.49)	$1.10
Discontinued operations	—	0.26	—	0.49
Diluted	$(0.90)	$0.79	$(0.49)	$1.59
Shares used for computation (in thousands):
Basic	76,310	76,164	77,388	75,426
Diluted	76,310	76,199	77,388	75,467

Other comprehensive (loss) income:
Net (loss) income	$(62,965)	$66,594	$(25,847)	$131,943
Foreign currency translation adjustment	7,284	3,972	(9,211)	7,782
Change in net unrealized loss on derivatives	(6,326)	(7,195)	(2,395)	(14,693)
Comprehensive (loss) income attributable to EPR Properties	$(62,007)	$63,371	$(37,453)	$125,032
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity (Unaudited) (Dollars in thousands, except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	1,156	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	197,755	2	—	—	4,831	(403)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,499)	—	—	(9,499)
Share-based compensation expense	—	—	—	—	3,177	—	—	—	3,177
Share-based compensation included in severance expense	—	—	—	—	103	—	—	—	103
Foreign currency translation adjustment	—	—	—	—	—	—	3,810	—	3,810
Change in unrealized gain on derivatives	—	—	—	—	—	—	(7,498)	—	(7,498)
Net income	—	—	—	—	—	—	—	65,349	65,349
Issuances of common shares	1,064,600	11	—	—	78,982	—	—	—	78,993
Stock option exercises, net	111,815	1	—	—	5,543	(6,276)	—	—	(732)
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(84,343)	(84,343)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2019	78,601,769	$786	14,841,431	$148	$3,597,130	$(146,906)	$8,397	$(546,776)	$2,912,779

Restricted share units issued to Trustees	26,236	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	11,000	—	—	—	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	3,283	—	—	—	3,283
Foreign currency translation adjustment	—	—	—	—	—	—	3,972	—	3,972
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,195)	—	(7,195)
Net income	—	—	—	—	—	—	—	66,594	66,594
Issuances of common shares	2,033,530	21	—	—	157,575	—	—	—	157,596
Stock option exercises, net	5,198	—	—	—	142	(142)	—	—	—
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(86,097)	(86,097)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2019	80,677,733	$807	14,841,431	$148	$3,758,225	$(147,143)	$5,174	$(572,313)	$3,044,898

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Issuance of nonvested shares, net of cancellations	211,549	2	—	—	6,221	(90)	—	—	6,133
Purchase of common shares for vesting	—	—	—	—	—	(6,769)	—	—	(6,769)
Share-based compensation expense	—	—	—	—	3,509	—	—	—	3,509
Foreign currency translation adjustment	—	—	—	—	—	—	(16,495)	—	(16,495)
Change in unrealized loss on derivatives	—	—	—	—	—	—	3,931	—	3,931
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Net income	—	—	—	—	—	—	—	37,118	37,118
Issuances of common shares	10,368	—	—	—	442	—	—	—	442
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividends to common shareholders ($1.1325 per share)	—	—	—	—	—	—	—	(88,996)	(88,996)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2020	81,811,816	$818	14,841,431	$148	$3,845,093	$(154,357)	$(5,289)	$(749,932)	$2,936,481

Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,463	—	—	—	3,463
Foreign currency translation adjustment	—	—	—	—	—	—	7,284	—	7,284
Change in unrealized loss on derivatives	—	—	—	—	—	—	(6,326)	—	(6,326)
Net loss	—	—	—	—	—	—	—	(62,965)	(62,965)
Issuances of common shares	17,203	—	—	—	428	—	—	—	428
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(19)	(19)
Dividends to common shareholders ($0.3825 per share)	—	—	—	—	—	—	—	(30,062)	(30,062)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2020	81,903,786	$819	14,841,431	$148	$3,848,984	$(260,351)	$(4,331)	$(849,012)	$2,736,257

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(25,847)	$131,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges	51,264	—
Impairment charges on joint ventures	3,247	—
Gain on sale of real estate	(242)	(16,102)
Deferred income tax benefit	(2,789)	(2,284)
Costs associated with loan refinancing or payoff	820	—
Equity in loss (income) from joint ventures	2,144	(959)
Distributions from joint ventures	—	112
Credit loss expense	4,676	—
Depreciation and amortization	86,260	82,098
Amortization of deferred financing costs	3,285	3,019
Amortization of above/below market leases and tenant allowances, net	(260)	(117)
Share-based compensation expense to management and Trustees	6,972	6,563
Change in assets and liabilities:
Operating lease assets and liabilities	560	(290)
Mortgage notes accrued interest receivable	(3,125)	(1,544)
Accounts receivable	(48,014)	12,435
Direct financing leases receivable	—	(117)
Other assets	(5,273)	(5,434)
Accounts payable and accrued liabilities	(20,072)	50
Unearned rents and interest	3,807	383
Net cash provided by operating activities	57,413	209,756
Investing activities:
Acquisition of and investments in real estate and other assets	(28,585)	(418,114)
Proceeds from sale of real estate	3,839	95,958
Investment in unconsolidated joint ventures	—	(325)
Investment in mortgage notes receivable	(3,667)	(33,074)
Proceeds from mortgage notes receivable paydowns	94	1,954
Investment in promissory notes receivable	—	(9,068)
Proceeds from promissory note receivable paydown	69	3,574
Additions to properties under development	(24,728)	(102,101)
Net cash used by investing activities	(52,978)	(461,196)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	750,000	422,000
Principal payments on debt	—	(218,150)
Deferred financing fees paid	(2,859)	(276)
Costs associated with loan refinancing or payoff	(820)	—
Net proceeds from issuance of common shares	713	231,407
Impact of stock option exercises, net	—	(732)
Purchase of common shares for treasury for vesting	(6,769)	(9,499)
Purchase of common shares under share repurchase program	(105,994)	—
Dividends paid to shareholders	(160,392)	(179,989)
Net cash provided by financing activities	473,879	244,761
Effect of exchange rate changes on cash	(158)	109
Net change in cash and cash equivalents and restricted cash	478,156	(6,570)
Cash and cash equivalents and restricted cash at beginning of the period	531,440	18,507
Cash and cash equivalents and restricted cash at end of the period	$1,009,596	$11,937
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

Continued from previous page
	Six Months Ended June 30,
	2020	2019
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$528,763	$5,872
Restricted cash at beginning of the period	2,677	12,635
Cash and cash equivalents and restricted cash at beginning of the period	$531,440	$18,507

Cash and cash equivalents at end of the period	$1,006,981	$6,927
Restricted cash at end of the period	2,615	5,010
Cash and cash equivalents and restricted cash at end of the period	$1,009,596	$11,937

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$20,089	$282,275
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,956	$17,590
Credit loss expense related to adoption of ASC Topic 326	$2,163	$—
Amounts related to adoption of ASC Topic 842:
Operating lease right-of-use assets	$—	$227,355
Operating lease liabilities	$—	$251,934
Sub-lessor straight-line rent receivable	$—	$24,454
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$14,000
Assumption of debt	$—	$18,585
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$72,096	$70,954
Cash paid during the period for income taxes	$497	$1,066
Interest cost capitalized	$504	$4,667
Change in accrued capital expenditures	$(9,576)	$8,854
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Amounts as of December 31, 2019 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 25, 2020.

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

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of June 30, 2020 and December 31, 2019, the Company does not have any investments in consolidated VIEs.

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many jurisdictions within the United States and abroad have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all the Company's customers' operations were temporarily closed for a portion of or all of the three months ended June 30, 2020. Certain of these customers' operations remain closed, while others have implemented re-opening plans. Specifically, most of the Company's theatre tenants have not reopened their locations. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on consumers and our customers, all of which are uncertain and cannot be predicted. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, the Company's ability to successfully operate and on its financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the six months ended June 30, 2020. The following were adverse impacts to its financial statements during the six months ended June 30, 2020:

•
The Company recognized straight-line write-offs totaling $13.0 million, which were comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $7.5 million for the six months ended June 30, 2020.

•
The Company increased its expected credit losses by $4.7 million from its implementation estimate of $2.2 million. This increase was primarily the result of increased fundings and the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

•	The Company reduced rental revenue by $4.9 million due to contractual rent abatements and $3.8 million for rent concessions for certain of its tenants due to COVID-19.

•
The Company deferred approximately $60.0 million of amounts due from tenants and $3.5 million due from borrowers that were booked as receivables and approximately $41.0 million of amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrower and several are still being negotiated.

•
For the six months ended June 30, 2020, the Company recognized revenue from American-Multi Cinema, Inc. (AMC) as well as several smaller tenants on a cash basis. See Note 18 for additional details on the agreements entered into with AMC on July 31, 2020.

•
The Company recognized $51.3 million in impairment charges during the three and six months ended June 30, 2020, which was comprised of $36.3 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets.

•	The Company recognized impairment charges on joint ventures of $3.2 million related to its equity investments in three theatres projects located in China.

•
On March 20, 2020, the Company borrowed $750.0 million under its unsecured revolving credit facility as a precautionary measure to increase the Company's cash position and preserve financial flexibility given the global uncertainty caused by the COVID-19 pandemic.

On June 29, 2020, the Company amended its Consolidated Credit Agreement, which governs its unsecured revolving credit facility and its unsecured term loan facility, and its Note Purchase Agreement, which governs its private placement notes. The amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The modifications are generally effective during the covenant relief period, which is defined as the period of time beginning June 29, 2020 and ending on the earlier of (i) April 1, 2021 or (ii) the date on which the Company provides notice that it elects to terminate the covenant relief period, subject to certain conditions. See Note 8 for additional details.

On the effective date of the amendments, June 29, 2020, the Company suspended its share repurchase plan. Prior to the effective date, during the six months ended June 30, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

The monthly cash dividends to common shareholders were suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. The suspension of the monthly cash dividend to common shareholders will continue through the covenant relief period, except as may be necessary to maintain REIT status and to not owe income tax.

In March 2020, the Company's employees transitioned to a fully remote work force to protect the safety and well-being of the Company's personnel. The Company's prior investments in technology, business continuity planning and cyber-security protocols have enabled the Company to continue working with limited operational impacts.

Recently Adopted Accounting Pronouncements
On January 1, 2020, Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) became effective for the Company. The Company adopted the standard on the effective date and used the effective date as the date of initial application. Accordingly, comparative periods have not been recast, and disclosures required under the new standard will not be provided for dates and periods before January 1, 2020. On the effective date, the Company recognized credit loss expense through retained earnings and the corresponding allowance for credit losses of approximately $2.2 million, which was comprised of $2.1 million related to mortgage notes receivable and $0.1 million related to notes receivable (which are presented within other assets in the accompanying consolidated balance sheet). See Note 6 for information related to the Company's measurement of credit losses on its mortgage notes and notes receivable.

On April 10, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The purpose of this Staff Q&A was to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. In response to the Staff Q&A, the Company elected to not assess deferrals and rent concessions occurring during the period effected by the COVID-19 pandemic as lease modifications. The Company continues to evaluate the impacts of COVID-19 on the Company's lease accounting and related processes. See Rental Revenue below for further information on the Company's accounting for deferrals and other lease modifications.
Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. See Note 16 for financial information related to these reportable segments.

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

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Acquisition-related costs in connection with business combinations are expensed as incurred and included in transaction costs in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.9 million and $37.2 million as of June 30, 2020 and December 31, 2019, respectively, are shown as a reduction of debt. The deferred financing costs of $4.3 million and $3.5 million as of June 30, 2020 and December 31, 2019, respectively, related to the unsecured revolving credit facility are included in other assets.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the six months ended June 30, 2020, the Company recognized straight-line write-offs totaling $13.0 million, which were comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $7.5 million for the six months ended June 30, 2020. For the six months ended June 30, 2019, the Company recognized $1.4 million (of which $1.2 million has been classified within discontinued operations) of straight-line write-offs and total straight-line rental revenue net of these write-offs was $5.6 million (of which $0.9 million has been classified within discontinued operations).

Substantially all the Company's customers' operations were temporarily closed for a portion of or all of the three months ended June 30, 2020 as a result of the COVID-19 pandemic. Certain of these customers' operations remain closed, while others have implemented re-opening plans. In response, the Company has agreed to defer rent for a substantial portion of its customers. In reliance upon a FASB Staff Q&A, the Company intends to not treat qualifying deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts will be reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable. Certain agreements with tenants where remaining lease terms are extended or changes are made to rent outside of the period impacted by COVID-19 are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications. The Company will continue to evaluate the impacts of COVID-19 on the Company's lease receivables and related accounting processes.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the six months ended June 30, 2020 and 2019, the Company recognized $0.9 million and $4.3 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the six months ended June 30, 2020 and 2019, the non-lease components included in rental revenue totaled $7.0 million and $7.6 million, respectively.

In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific parameters have been met as provided by the lease agreement. Rental revenue included percentage rents of $4.2 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. As of June 30, 2020, the Company believes that all accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and foreclosure is probable, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of June 30, 2020, the Company does not have any mortgage notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2019, mortgage and other financing income included $0.9 million in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date. There were no prepayment fees recognized during the six months ended June 30, 2020.

Concentrations of Risk
Topgolf USA (Topgolf), Regal Entertainment Group (Regal) and American Multi-Cinema, Inc. (AMC) represented a significant portion of the Company's total revenue for the six months ended June 30, 2020 and 2019. The Company began recognizing revenue on a cash basis for AMC in the first quarter of 2020 and cash payments have been reduced due to the impact of COVID-19. The following is a summary of the Company's total revenue (including revenue from discontinued operations) derived from rental or interest payments from Topgolf, Regal and AMC (dollars in thousands):

	Six Months Ended June 30,
	2020		2019
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$40,129	15.6%	$37,719	11.1%
Regal	39,099	15.2%	32,620	9.6%
AMC	22,144	8.6%	61,364	18.0%

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $6 thousand and $5 thousand for the six months ended June 30, 2020 and 2019, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $5.4 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively. Expense recognized related to nonvested shares and included in severance expense in the accompanying consolidated statement of income was $0.1 million for the six months ended June 30, 2019.

Nonvested Performance Shares Issued to Employees
During the six months ended June 30, 2020, the Compensation and Human Capital Committee of the Board of Trustees (Board) approved the 2020 Long Term Incentive Plan (the 2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $0.5 million for the six months ended June 30, 2020.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $1.0 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Buildings and improvements	$4,709,211	$4,747,101
Furniture, fixtures & equipment	121,913	123,239
Land	1,287,656	1,290,181
Leasehold interests	26,050	26,041
	6,144,830	6,186,562
Accumulated depreciation	(1,034,771)	(989,254)
Total	$5,110,059	$5,197,308
Depreciation expense on real estate investments from continuing operations was $81.6 million and $71.9 million for the six months ended June 30, 2020 and 2019, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. As a result of the COVID-19 pandemic, many of the Company's properties are temporarily closed and the Company has negotiated and continues to negotiate lease modifications with customers that include rent deferrals, rent reductions or other modifications. As part of this process, the Company reassessed the expected holding periods of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of six properties. Two of these six properties have operating ground lease arrangements with right-of-use assets. During the six months ended June 30, 2020, the Company determined the estimated fair value of the real estate investments and right-of-use assets using Level 3 inputs, including independent appraisals of these properties. The Company reduced the carrying value of the real estate investments, net to $49.6 million and the operating lease right-of-use assets to $13.0 million. The Company recognized impairment charges of $36.3 million on the real estate investments and $15.0 million on the right-of-use assets, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

During the three months ended June 30, 2020, the Company also recognized $3.2 million in other-than-temporary impairments related to its equity investments in joint ventures in three theatre projects located in China. See Note 9 for further details on these impairments.

5. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2020 totaled $53.6 million of investments in Experiential properties. These investments included spending on the acquisition of two megaplex theatres totaling $22.1 million as well as build-to-suit development and redevelopment projects.

During the six months ended June 30, 2020, the Company completed the sale of three early education properties for net proceeds totaling $3.8 million and recognized a combined gain on sale of $0.2 million.

6. Investment in Mortgage Notes and Notes Receivable

Effective January 1, 2020, the Company adopted Topic 326, which requires the Company to estimate and record credit losses for each of its mortgage notes and note receivable. The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of June 30, 2020, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

During the six months ended June 30, 2020, the Company increased its expected credit losses by $4.7 million from its implementation estimate of $2.2 million. This increase was as a result of additional fundings as well as adjustments to current macroeconomic conditions resulting from the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

In response to the COVID-19 pandemic, the Company deferred interest payments for four borrowers. The deferrals require the borrower to pay the deferred interest in future periods. The Company assessed the deferrals and determined that the modifications did not result in troubled debt restructurings at June 30, 2020.

Investment in mortgage notes, including related accrued interest receivable, at June 30, 2020 and December 31, 2019 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		June 30, 2020	December 31, 2019 (1)	June 30, 2020
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	$27,423	$26,480	$27,423	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	11,002	10,977	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	8,384	8,515	5,985	707
Ski property Girdwood, Alaska	2019	8.25%	12/31/2029	37,000	36,975	37,000	20,000
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	5,773	5,889	5,803	5,145
Experiential lodging property Nashville, Tennessee	2019	6.99%	9/30/2031	71,223	68,311	70,396	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	11,488	11,814	11,582	—
Ski property West Dover and Wilmington, Vermont	2007	11.78%	12/1/2034	51,050	51,023	51,050	—
Four ski properties Ohio and Pennsylvania	2007	10.75%	12/1/2034	37,562	37,392	37,562	—
Ski property Chesterland, Ohio	2012	11.21%	12/1/2034	4,550	4,367	4,550	—
Ski property Hunter, New York	2016	8.57%	1/5/2036	21,000	20,999	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,952	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,498	18,068	—
Private school property Mableton, Georgia	2017	9.02%	4/30/2037	4,674	5,055	5,048	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,235	10,360	—
Early childhood education center Lake Mary, Florida	2019	7.87%	5/9/2039	4,200	4,304	4,258	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	14,799	14,800	—
Early childhood education center Lithia, Florida	2017	8.25%	10/31/2039	3,959	4,058	4,024	—
				$359,756	$357,668	$357,391	$25,852

(1) Balances as of December 31, 2019 are prior to the adoption of ASC Topic 326.

Investment in notes receivable, including related accrued interest receivable, was $14.0 million at June 30, 2020 and December 31, 2019, and is included in Other assets in the accompanying consolidated balance sheets.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the six months ended June 30, 2020 (in thousands):

	Mortgage notes receivable	Unfunded commitments	Notes receivable	Total
Allowance for credit losses at January 1, 2020	$2,000	$114	$49	$2,163
Credit loss expense	4,422	73	181	4,676
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses	$6,422	$187	$230	$6,839

7. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Receivable from tenants	$68,254	$11,373
Receivable from non-tenants	816	2,103
Straight-line rent receivable	65,704	73,382
Total	$134,774	$86,858

During the six months ended June 30, 2020, the Company wrote-off straight-line receivables totaling $13.0 million, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. The $13.0 million straight-line write-offs were comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable.

As of June 30, 2020, receivable from tenants includes fixed rent payments of approximately $60.0 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, approximately $41.0 million of amounts due from tenants were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. The repayment terms for these deferments vary by tenant and agreements with certain tenants are still being negotiated.

8. Capital Markets and Dividends

During the six months ended June 30, 2020, the Company's Board approved a share repurchase program pursuant to which the Company may repurchase up to $150.0 million of the Company's common shares. The share repurchase program was scheduled to expire on December 31, 2020; however, the Company suspended the program on the effective date of the covenant modification agreements, June 29, 2020, as discussed below. During the six months ended June 30, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

The Board declared regular monthly cash dividends on its common shares during the three and six months ended June 30, 2020 totaling $0.3825 and $1.5150 per common share, respectively. The monthly cash dividend to common shareholders was suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020.

During the three and six months ended June 30, 2020, the Board also declared cash dividends of $0.359375 and $0.71875 per share, respectively, on its 5.75% Series C cumulative convertible preferred shares, $0.5625 and $1.125 per share, respectively, on its 9.00% Series E cumulative convertible preferred shares and $0.359375 and $0.71875 per share, respectively, on its 5.75% Series G cumulative redeemable preferred shares.

On June 29, 2020, the Company amended its Consolidated Credit Agreement, which governs its unsecured revolving credit facility and its unsecured term loan facility, and its Note Purchase Agreement, which governs its private placement notes. The amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The modifications are generally effective during the covenant relief period, which is defined as the period of time beginning June 29, 2020 and ending on the earlier of (i) April 1, 2021 or (ii) the date on which the Company provides notice that it elects to terminate the covenant relief period, together with evidence that it would have been in compliance with the applicable financial covenants at the end of the most recently ended fiscal quarter even if the covenant relief period had not been in effect for such fiscal quarter.
During the covenant relief period, the initial interest rate for the revolving credit and term loan facility is LIBOR plus 1.375% and LIBOR plus 1.75%, respectively, (with a LIBOR floor of 0.50%) and the facility fee is increased to 0.375%. After the covenant relief period, the interest rates for the revolving credit and term loan facility are scheduled to return to LIBOR plus 1.00% and LIBOR plus 1.10%, respectively, (with a LIBOR floor of zero) and the facility fee will return to 0.20%. These rates are subject to changes, however, if the Company's long-term unsecured debt ratings change as defined in the agreements. During the covenant relief period, the interest rates for the private placement notes are 5.00% and 5.21%, respectively, for the Series A notes due 2024 and the Series B notes due 2026. After the covenant relief period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56%, respectively, for the Series A notes due 2024 and the Series B notes due 2026.
The amendments permanently modified certain financial covenants and provided relief from compliance with certain financial covenants during all or a portion of the covenant relief period, as follows: (i) a new minimum liquidity financial covenant during the covenant relief period was added; (ii) compliance with the total-debt-to-total-asset-value and the maximum-unsecured-debt-to-unencumbered-asset-value financial covenants was suspended during the covenant relief period; (iii) compliance with the minimum unsecured interest coverage ratio and the minimum fixed charge ratio financial covenants was suspended for the period beginning on June 29, 2020 and ending on the earlier to occur of October 1, 2020 or the expiration or earlier termination of the covenant relief period; (iv) permanent amendments to the unsecured-debt-to-unencumbered-asset-value financial covenant to allow short-term indebtedness to be offset by unrestricted cash in the calculation and to allow unrestricted cash not otherwise offset against short term indebtedness to be counted as an unencumbered asset; and (v) permanent amendments to financial covenants to allow deferred payments to be included as recurring property revenue in these calculations. The amendments also imposed additional restrictions on the Company and its subsidiaries during the covenant relief period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions and stock repurchases, in each case subject to certain exceptions. In addition, the amendments require the Company to cause certain of its key subsidiaries to guarantee the Company's obligations and pledge the equity interests of such subsidiary guarantors upon the occurrence of certain events during the covenant relief period.

In connection with the amendments, $0.8 million of fees paid to third parties were expensed and included in costs associated with loan refinancing in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the three and six months ended June 30, 2020. In addition, the Company paid $2.6 million in fees to existing lenders that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees consisted of $1.6 million related to the unsecured revolving credit facility and included in other assets and $1.0 million related to the term loan and private placement notes and shown as a reduction of debt.

9. Unconsolidated Real Estate Joint Ventures

As of June 30, 2020 and December 31, 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures.

There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of June 30, 2020 and December 31, 2019, the Company had equity investments of $28.2 million and $29.7 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of June 30, 2020, the joint venture had $61.2 million outstanding and total availability of $23.8 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $24.3 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023. In response to the COVID-19 pandemic, on May 28, 2020, the joint venture was granted a three month interest deferral, which is required to be paid on the maturity date of the loan and is not considered a troubled debt restructuring.

The Company recognized a loss of $1.6 million and income of $1.1 million during the six months ended June 30, 2020 and 2019, respectively, and received no distributions during the six months ended June 30, 2020 and 2019 related to the equity investments in these joint ventures.

As of June 30, 2020 and 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at June 30, 2020, is its investment in the joint ventures of $28.2 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $24.3 million.

In addition, as of June 30, 2020 and December 31, 2019, the Company had equity investments of $0.7 million and $4.6 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. During the six months ended June 30, 2020, the Company recognized $3.2 million in other-than-temporary impairment charges on these equity investments. The Company determined the estimated fair value of these investments using Level 3 inputs, based primarily on discounted cash flow projections. The Company recognized losses of $590 thousand and $106 thousand during the six months ended June 30, 2020 and 2019, respectively, and received distributions of $112 thousand from its investment in these joint ventures for the six months ended June 30, 2019. No distributions were received during the six months ended June 30, 2020.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $8.0 million and $1.1 million at June 30, 2020 and December 31, 2019, respectively, and derivative liabilities of $13.9 million and $4.5 million derivative liabilities at June 30, 2020 and December 31, 2019, respectively. The Company has not posted or received collateral with its derivative counterparties as of June 30, 2020 or December 31, 2019. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

As of June 30, 2020, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. Additionally, at June 30, 2020, the Company had an interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding as of June 30, 2020 are summarized below:

Fixed rate		Notional Amount (in millions)	Index	Maturity
3.7950%	(1)	$116.7	USD LIBOR	February 7, 2022
3.8075%	(1)	116.7	USD LIBOR	February 7, 2022
3.8080%	(1)	116.6	USD LIBOR	February 7, 2022
3.9950%	(1)	50.0	USD LIBOR	February 7, 2022
Total		$400.0

1.3925%		25.0	USD LIBOR	September 30, 2024
Total		$25.0
(1) As discussed in Note 8, on June 29, 2020 the Company amended its Consolidated Credit Agreement. The above fixed rates increased by 0.65% during the covenant relief period. The rates are scheduled to return to previous levels at the end of this period, subject to certain conditions.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2020, the Company estimates that during the twelve months ending June 30, 2021, $8.1 million will be reclassified from AOCI to interest expense.

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

During the six months ended June 30, 2020, the Company entered into USD-CAD cross-currency swaps that was effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of this swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of June 30, 2020, the Company estimates that during the twelve months ending June 30, 2021, $0.2 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of June 30, 2020, the Company had the following cross-currency swaps designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2020 and 2019.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2020 and 2019 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2020	2019	2020	2019
Cash Flow Hedges
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative	$(1,031)	$(5,413)	$(11,673)	$(7,852)
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(1,601)	403	(2,066)	1,178
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(472)	(165)	667	(476)
Amount of Income Reclassified from AOCI into Earnings (2)	236	157	442	291

Net Investment Hedges
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(6,188)	(1,057)	6,987	(4,896)
Amount of Income Recognized in Earnings (2) (3)	172	146	334	284

Total
Amount of Loss Recognized in AOCI on Derivatives	$(7,691)	$(6,635)	$(4,019)	$(13,224)
Amount of (Expense) Income Reclassified from AOCI into Earnings	(1,365)	560	(1,624)	1,469
Amount of Income Recognized in Earnings	172	146	334	284

Interest expense, net in accompanying consolidated statements of (loss) income and comprehensive (loss) income	$38,340	$36,458	$73,093	$70,421
Other income in accompanying consolidated statements of (loss) income and comprehensive (loss) income	$416	$5,726	$7,989	$6,070
(1) Included in "Interest expense, net" in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019.
(2) Included in "Other income" in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019.
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

As of June 30, 2020, the fair value of the Company's derivatives in a liability position related to these agreements was $13.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset of $12.6 million. As of June 30, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2020 and December 31, 2019 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2020
Cross-Currency Swaps*	$—	$8,040	$—	$8,040
Interest Rate Swap Agreements**	$—	$(13,877)	$—	$(13,877)
December 31, 2019
Cross-Currency Swaps*	$—	$828	$—	$828
Interest Rate Swap Agreements*	$—	$225	$—	$225
Interest Rate Swap Agreements**	$—	$(4,495)	$—	$(4,495)
*Included in "Other assets" in the accompanying consolidated balance sheets.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the six months ended June 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis During the Six Months Ended June 30, 2020 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2020:
Real estate investments, net	$—	$—	$49,613	$49,613
Operating lease right-of-use assets	—	—	12,953	12,953
Investment in joint ventures	—	—	771	771

As discussed further in Note 4, during the six months ended June 30, 2020, the Company recorded impairment charges of $51.3 million, of which $36.3 million related to real estate investments, net and $15.0 million related to operating lease right-of-use assets. Management estimated the fair value of these investments taking into account various factors including the independent appraisals, shortened hold periods and current market conditions. The Company determined, based on the inputs, that its valuation of real estate investments, net and operating lease right-of-use assets were classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Additionally, as discussed further in Note 9, during the six months ended June 30, 2020, the Company recorded impairment charges $3.2 million related to its investment in joint ventures. Management estimated the fair value of these investments taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2020 and December 31, 2019:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2020, the Company had a carrying value of $357.7 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.03%. The fixed rate mortgage notes bear interest at rates of 6.99% to 11.78%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.99% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $390.0 million with an estimated weighted average market rate of 8.00% at June 30, 2020.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2020, the Company had a carrying value of $1.2 billion in variable rate debt outstanding with a weighted average interest rate of approximately 2.21%. The carrying value of the variable rate debt outstanding approximated the fair value at June 30, 2020.

At December 31, 2019, the Company had a carrying value of $425.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.75%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2019.

At June 30, 2020 and December 31, 2019, $425.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At June 30, 2020, the Company had a carrying value of $2.72 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.62%. Discounting the future cash flows for fixed rate debt using June 30, 2020 market rates of 5.00% to 6.06%, management estimates the fair value of the fixed rate debt to be approximately $2.54 billion with an estimated weighted average market rate of 5.71% at June 30, 2020.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2020 and 2019 (amounts in thousands except per share information):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(62,965)			$(25,847)
Less: preferred dividend requirements	(6,034)			(12,068)
Net loss available to common shareholders	$(68,999)	76,310	$(0.90)	$(37,915)	77,388	$(0.49)
Diluted EPS:
Net loss available to common shareholders	$(68,999)	76,310		$(37,915)	77,388
Effect of dilutive securities:
Share options	—	—		—	—
Net loss available to common shareholders	$(68,999)	76,310	$(0.90)	$(37,915)	77,388	$(0.49)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$46,421			$94,885
Less: preferred dividend requirements	(6,034)			(12,068)
Income from continuing operations available to common shareholders	$40,387	76,164	$0.53	$82,817	75,426	$1.10
Income from discontinued operations available to common shareholders	$20,173	76,164	$0.27	$37,058	75,426	$0.49
Net income available to common shareholders	$60,560	76,164	$0.80	$119,875	75,426	$1.59
Diluted EPS:
Income from continuing operations available to common shareholders	$40,387	76,164		$82,817	75,426
Effect of dilutive securities:
Share options	—	35		—	41
Income from continuing operations available to common shareholders	$40,387	76,199	$0.53	$82,817	75,467	$1.10
Income from discontinued operations available to common shareholders	$20,173	76,199	$0.26	$37,058	75,467	$0.49
Net income available to common shareholders	$60,560	76,199	$0.79	$119,875	75,467	$1.59

The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares for the three and six months ended June 30, 2020 and 2019, and the additional 1.7 million and 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for the three and six months ended June 30, 2020 and 2019, respectively, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the periods presented. Options to purchase 117 thousand and 4 thousand common shares at per share prices ranging from $44.62 to $76.63 and $73.84 to $76.63 were outstanding for the three and six months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. During the three and six months ended June 30, 2020, the Company determined the performance and market conditions were not met, therefore, none of the 62 thousand contingently issuable performance shares were included in the computation of diluted earnings per share.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. During the six months ended June 30, 2020, the Compensation and Human Capital Committee of the Board approved the 2020 Long Term Incentive Plan (2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At June 30, 2020, there were 742,376 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63
Exercised	(1,410)	44.98	—	44.98	44.98
Granted	2,890	69.19	—	69.19	69.19
Forfeited/Expired	(2,820)	44.98	—	44.98	44.98
Outstanding at June 30, 2020	116,690	$44.62	—	$76.63	$56.36

The weighted average fair value of options granted was $3.73 and $4.64 during the six months ended June 30, 2020 and 2019, respectively. The intrinsic value of share options exercised was $22 thousand and $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes outstanding and exercisable options at June 30, 2020:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 44.62 - 49.99	27,215	1.8			27,215	1.8
50.00 - 59.99	31,710	4.0			29,793	3.8
60.00 - 69.99	53,609	6.0			50,719	4.6
70.00 - 76.63	4,156	7.5			2,148	7.1
	116,690	4.5	$56.36	$—	109,875	3.8	$55.67	$—

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	509,338	$67.88
Granted	211,549	69.09
Vested	(228,557)	67.76
Forfeited	(1,317)	68.38
Outstanding at June 30, 2020	491,013	$68.45	1.31

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $16.0 million and $22.1 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, unamortized share-based compensation expense related to nonvested shares was $18.3 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Number of Performance Shares
Outstanding at December 31, 2019	—
Granted	61,615
Vested	—
Forfeited	—
Outstanding at June 30, 2020	61,615

The number of common shares issuable upon settlement of the performance shares granted during the six months ended June 30, 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2022: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $3.0 million. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 1.4%, volatility factors in the expected market price of the Company's common shares of 18% and an expected life of three years. At June 30, 2020, unamortized share-based compensation expense related to nonvested performance shares was $2.5 million.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At June 30, 2020, achievement of the performance condition for the performance shares granted during the six months ended June 30, 2020 was deemed not probable.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the three and six months ended June 30, 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $19 thousand.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	26,236	$77.54
Granted	74,767	31.57
Vested	(26,236)	77.54
Outstanding at June 30, 2020	74,767	$31.57	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. At June 30, 2020, unamortized share-based compensation expense related to restricted share units was $2.2 million.

14. Discontinued Operations

During the year ended December 31, 2019, the Company completed the sale of its public charter school portfolio with the largest disposition occurring on November 22, 2019 consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. The Company determined the dispositions of the remaining public charter school portfolio in 2019 represented a strategic shift that had a major effect on the Company's operations and financial results. Therefore, all public charter school investments disposed of by the Company during the year ended December 31, 2019 qualified as discontinued operations. Accordingly, the historical financial results of these public charter school investments are reflected in the Company's consolidated financial statements as discontinued operations for the three and six months ended June 30, 2019.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Rental revenue	$10,327	$20,758
Mortgage and other financing income	3,631	7,215
Total revenue	13,958	27,973
Property operating expense	174	416
Interest expense, net	(180)	(317)
Depreciation and amortization	3,565	7,306
Income from discontinued operations before other items	10,399	20,568
Gain on sale of real estate	9,774	16,490
Income from discontinued operations	$20,173	$37,058

The cash flow information relating to discontinued operations are as follows (in thousands):

Six Months Ended June 30,
2019
Depreciation and amortization	$7,306
Acquisition of and investments in real estate and other assets	(1,827)
Proceeds from sale of real estate	86,154
Investment in mortgage notes receivable	(4,143)
Proceeds from mortgage notes receivable paydowns	1,783
Additions to properties under development	(15,041)

Non-cash activity:
Transfer of property under development to real estate investments	$4,748
Interest cost capitalized	317

15. Operating Leases

The Company’s real estate investments are leased under operating leases. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases. In addition to its lessor arrangements on its real estate investments, as of June 30, 2020 and December 31, 2019, the Company was lessee in 58 operating ground leases, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements, and lease costs, including impairment charges on operating lease right-of-use assets, for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
Rental revenue
Operating leases (1)	Rental revenue	$92,017	$141,168	$229,106	$275,737
Sublease income - operating ground leases (2)	Rental revenue	$5,514	$5,835	$3,468	$11,558

Lease costs
Operating ground lease cost	Property operating expense	$6,283	$6,065	$12,500	$12,003
Operating office lease cost	General and administrative expense	$226	$226	$452	$456
Operating lease right-of-use asset impairment charges (3)	Impairment charges	$15,009	$—	$15,009	$—

(1) During the three and six months ended June 30, 2020, the Company wrote-off straight-line receivables of $0.5 million and $5.0 million, respectively, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
(2) During the six months ended June 30, 2020, the Company wrote-off sub-lessor ground lease straight-line receivables of $8.0 million to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
(3) During the three and six months ended June 30, 2020, the Company recognized impairment charges of $15.0 million related to the operating lease right-of-use assets at two of its properties. See Note 4 for the details on these impairments.

Substantially all the Company's customers' operations were temporarily closed for a portion of or all of the three months ended June 30, 2020 as a result of the COVID-19 pandemic. Certain of these customers' operations remain closed, while others have implemented re-opening plans. In response, the Company has agreed to defer rent for a substantial portion of its customers. In reliance upon a FASB Staff Q&A, the Company intends to not treat qualifying deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts will be reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications. The Company will continue to evaluate the impacts of COVID-19 on the Company's lease receivables and related accounting processes.

16. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education. Due to the Company's change to two reportable segments during the year ended December 31, 2019, certain reclassifications have been made to the 2019 presentation to conform to the current presentation.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of June 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,253,239	$721,098	$1,028,641	$7,002,978

	As of December 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,307,295	$730,165	$540,051	$6,577,511

Operating Data:
	Three Months Ended June 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$84,204	$13,327	$—	$97,531
Other income	8	—	408	416
Mortgage and other financing income	8,108	305	—	8,413
Total revenue	92,320	13,632	408	106,360

Property operating expense	14,514	628	187	15,329
Other expense	2,798	—	—	2,798
Total investment expenses	17,312	628	187	18,127
Net operating income - before unallocated items	75,008	13,004	221	88,233

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(10,432)
Costs associated with loan refinancing or payoff				(820)
Interest expense, net				(38,340)
Transaction costs				(771)
Credit loss expense				(3,484)
Impairment charges				(51,264)
Depreciation and amortization				(42,450)
Equity in loss from joint ventures				(1,724)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				22
Income tax benefit				1,312
Net loss				(62,965)
Preferred dividend requirements				(6,034)
Net loss available to common shareholders of EPR Properties				$(68,999)

Operating Data:
	Three Months Ended June 30, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$129,271	$17,732	$—	$147,003
Other income	5,423	—	303	5,726
Mortgage and other financing income	8,761	250	—	9,011
Total revenue	143,455	17,982	303	161,740

Property operating expense	13,488	882	227	14,597
Other expense	8,091	—	—	8,091
Total investment expenses	21,579	882	227	22,688
Net operating income - before unallocated items	121,876	17,100	76	139,052

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(12,230)
Interest expense, net				(36,458)
Transaction costs				(6,923)
Depreciation and amortization				(38,790)
Equity in income from joint ventures				470
Income tax benefit				1,300
Discontinued operations:
Income from discontinued operations				10,399
Gain on sale of real estate from discontinued operations				9,774
Net income				66,594
Preferred dividend requirements				(6,034)
Net income available to common shareholders of EPR Properties				$60,560

Operating Data:
	Six Months Ended June 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$202,864	$29,710	$—	$232,574
Other income	7,213	—	776	7,989
Mortgage and other financing income	16,152	657	—	16,809
Total revenue	226,229	30,367	776	257,372

Property operating expense	26,843	1,169	410	28,422
Other expense	12,332	—	—	12,332
Total investment expenses	39,175	1,169	410	40,754
Net operating income - before unallocated items	187,054	29,198	366	216,618

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(21,420)
Costs associated with loan refinancing or payoff				(820)
Interest expense, net				(73,093)
Transaction costs				(1,846)
Credit loss expense				(4,676)
Impairment charges				(51,264)
Depreciation and amortization				(86,260)
Equity in loss from joint ventures				(2,144)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				242
Income tax benefit				2,063
Net loss				(25,847)
Preferred dividend requirements				(12,068)
Net loss available to common shareholders of EPR Properties				$(37,915)

Operating Data:
	Six Months Ended June 30, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$253,287	$34,008	$—	$287,295
Other income	5,494	—	576	6,070
Mortgage and other financing income	18,129	773	—	18,902
Total revenue	276,910	34,781	576	312,267

Property operating expense	27,936	1,752	460	30,148
Other expense	8,091	—	—	8,091
Total investment expenses	36,027	1,752	460	38,239
Net operating income - before unallocated items	240,883	33,029	116	274,028

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(23,940)
Severance expense				(420)
Interest expense, net				(70,421)
Transaction costs				(12,046)
Depreciation and amortization				(74,792)
Equity in income from joint ventures				959
Loss on sale of real estate				(388)
Income tax benefit				1,905
Discontinued operations:
Income from discontinued operations				20,568
Gain on sale of real estate from discontinued operations				16,490
Net income				131,943
Preferred dividend requirements				(12,068)
Net income available to common shareholders of EPR Properties				$119,875

17. Other Commitments and Contingencies

As of June 30, 2020, the Company had 10 development projects with commitments to fund an aggregate of approximately $81.7 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2020, the Company had three mortgage notes and notes receivable with commitments totaling approximately $25.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2020, the Company had two surety bonds outstanding totaling $31.6 million.

18. Subsequent Events

On July 31, 2020, the Company entered into a Forbearance Agreement (the Forbearance Agreement), a Master Lease Agreement (the Master Lease) and seven amended lease agreements (the Transitional Leases and collectively with the Master Lease, the Leases) with AMC, its affiliate tenants of the Company (AMC and such affiliates, collectively, AMC Tenant), and AMC Entertainment Holdings, Inc. (Guarantor), relating to all 53 properties currently leased to AMC Tenant (the Leased Properties). These agreements restructured the then-existing lease terms for the Leased Properties in light of the continuing impact of the COVID-19 pandemic on AMC Tenant's operations. Effective July 1, 2020, the Leased Properties are leased to AMC Tenant pursuant to the following leases:

•	Master Lease relating to 46 Leased Properties (the Master Lease Properties), and

•	Seven Transitional Leases relating to seven Leased Properties (the Transitional Properties).

In addition, AMC Tenant and the Company entered into the following related agreements:

•
Security Agreement granting to the Company a security interest subordinated to AMC's secured credit agreements and indentures in all of AMC Tenant’s property located at the Leased Properties to secure AMC Tenant’s obligations to the Company under the Forbearance Agreement and the Leases,

•	Guaranty providing a guaranty by Guarantor of AMC Tenant’s obligations to the Company under the Forbearance Agreement and the Leases, and

•
Capital Improvements Agreement providing a financial mechanism for the Company to provide AMC Tenant with up to $35 million of funds to complete improvements to the Master Lease Properties in exchange for increased annual fixed rent.

The prior leases for the 46 Master Lease Properties were replaced with a single Master Lease. The Company agreed to reduce total annual fixed rent on the 46 Master Lease Properties by approximately $19.4 million to approximately $87.8 million (including approximately $6.8 million of ground rent and the repayment of deferral amounts for the months of April, May and June 2020). The Company agreed to the deferral of all fixed rent due under the prior leases of the Master Lease Properties for the months of April, May and June 2020. This total amount deferred is included in the calculation of the fixed rent under the Master Lease and is amortized over the first 14 years of the Master Lease term.

The Master Lease Properties have been divided into four tranches, with the initial term of each tranche expiring on a different date: June 30, 2034, June 30, 2035, June 30, 2036 and June 30, 2037. The AMC Tenant may exercise up to three 5-year extensions for each tranche. If AMC Tenant elects not to exercise an extension option with respect to a tranche, fixed rent will be reduced by the fair market rental value of Master Lease Properties included in such tranche at that time, determined in accordance with the Master Lease. Upon the expiration of the initial term of each tranche or expiration of any extension option of each tranche and the election by AMC Tenant to further extend the term of such tranche, AMC Tenant may elect to remove up to two Master Lease Properties included in the tranche, which will result in a reduction in the annual fixed rent equal to the fair market rental value of such removed Master Lease Properties at that time, determined in accordance with the Master Lease. AMC Tenant may not remove more than 10 Master Lease Properties in total and not more than three Master Lease Properties per tranche during the entirety of the Master Lease term.

Each lease for the seven Transitional Properties was amended by the parties. The Company agreed to reduce the aggregate annual fixed rent on the Transitional Properties by approximately $6.2 million to approximately $8.1 million (including approximately $1.2 million of ground rent and the repayment of deferral amounts for the months of April, May and June, 2020). The Company agreed to the deferral of all fixed rent due under the Transitional Leases for the months of April, May and June 2020. This total amount deferred under each Transitional Lease is included in the calculation of the fixed rent under the Transitional Lease and amortized over the remaining current term of the Transitional Lease. The Transitional Leases have expiration dates occurring between November 2026 and March 2029.

Pursuant to the Master Lease and the Forbearance Agreement, commencing on July 1, 2020 and continuing through December 31, 2020, in lieu of monthly fixed rent AMC Tenant agreed to pay percentage rent of 15% of total gross sales/receipts during such month, not to exceed the deferred monthly fixed rent for the Leased Properties. The difference between the scheduled monthly fixed rent and the percentage rent actually paid to the Company will be additional deferred rent that, beginning in February 2021, will be added to fixed cash rent and amortized over the remaining portion of the first 14 years of the term of the Master Lease or over the remaining current term in the case of Transitional Leases.

The Leases are triple-net leases requiring AMC Tenant to be responsible at all times for taxes, assessments, maintenance and operating costs, common area charges, association fees, ground rent, insurance premiums, utility charges and similar pass-through charges. Fixed rent of the Master Lease (excluding the portion attributable to deferred rent) will increase by 7.5% every five years during the term and any extensions.

The Company may terminate each Transitional Lease by giving the AMC Tenant 90 days' prior notice of termination. Upon termination of a Transitional Lease by the Company, AMC Tenant has agreed to (1) cooperate with the Company in transitioning the applicable Transitional Property to a new operator to ensure seamless transfer of management and re-branding, and (2) transfer certain property, including fixtures, furnishings and equipment, located or used at the applicable Transitional Property in exchange for a credit to the unpaid deferred amount due under the Transitional Lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

As of June 30, 2020, our total assets were approximately $7.0 billion (after accumulated depreciation of approximately $1.0 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at June 30, 2020. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2020 and December 31, 2019. We group our investments into two reportable segments, Experiential and Education. As of June 30, 2020, our Experiential investments comprised $5.9 billion, or 89%, and our Education investments comprised $0.8 billion, or 11%, of our total investments.

As of June 30, 2020, our Experiential segment consisted of the following property types (owned or financed):

•	180 theatre properties;

•	56 eat & play properties (including seven theatres located in entertainment districts);

•	18 attraction properties;

•	13 ski properties;

•	six experiential lodging properties;

•	one gaming property;

•	three cultural properties; and

•	seven fitness & wellness properties.

As of June 30, 2020, our owned Experiential real estate portfolio consisted of approximately 19.4 million square feet, was 97% leased and included $39.0 million in property under development and $22.7 million in undeveloped land inventory.

As of June 30, 2020, our legacy Education segment consisted of the following property types (owned or financed):

•	69 early childhood education center properties; and

•	16 private school properties.

As of June 30, 2020, our owned Education real estate portfolio consisted of approximately 1.9 million square feet, was 100% leased and included $3.5 million in undeveloped land inventory.

The combined owned portfolio consisted of 21.3 million square feet and was 97.3% leased.

COVID-19 Update
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict, as information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many jurisdictions within the United States and abroad have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all of our customers' operations were temporarily closed for a portion of or all of the three months ended June 30, 2020. Certain of these customers' operations remain closed, while others have implemented re-opening plans. Specifically, most of our theatre tenants have not reopened their locations. The severity of the impact of COVID-19 on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on consumers and our customers, all of which are uncertain and cannot be predicted. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, our ability to successfully operate and on our financial condition, results of operations and cash flows.

Our Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated

Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on the assumptions and estimates used in determining our financial condition and results of operations for the six months ended June 30, 2020. The following were adverse impacts to our financial statements during the six months ended June 30, 2020:

•
We recognized straight-line write-offs totaling $13.0 million, which was comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $7.5 million for the six months ended June 30, 2020.

•
We increased our expected credit losses by $4.7 million from our implementation estimate of $2.2 million. This increase was primarily the result of increased fundings and the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

•	We reduced rental revenue by $4.9 million due to contractual rent abatements and $3.8 million for rent concessions for certain of our tenants due to COVID-19.

•
We deferred approximately $60.0 million of amounts due from tenants and $3.5 million due from borrowers that were booked as receivables and approximately $41.0 million of amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrower and several are still being negotiated.

•
For the six months ended June 30, 2020, we recognized revenue from American-Multi Cinema, Inc. (AMC) as well as several smaller tenants on a cash basis. See section below titled "Recent Developments" for additional details on the agreements entered into with AMC on July 31, 2020.

•
We recognized $51.3 million in impairment charges during the three and six months ended June 30, 2020, which was comprised of $36.3 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets.

•	We recognized impairment charges on joint ventures of $3.2 million related to our equity investments in three theatre projects located in China.

•
On March 20, 2020, we borrowed $750.0 million under our unsecured revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility given the global uncertainty caused by the COVID-19 pandemic.

On June 29, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on us and our tenants and borrowers. The modifications are generally effective during the covenant relief period, which is defined as the period of time beginning June 29, 2020 and ending on the earlier of (i) April 1, 2021 or (ii) the date on which we provides notice that we elect to terminate the covenant relief period, subject to certain conditions. The amendments also impose additional restrictions on us during the covenant relief period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions, and share repurchases, in each case subject to certain exceptions. See Note 8 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details.

On March 24, 2020, our Board of Trustees (the "Board") announced approval of a limited share repurchase program in response to the extraordinary dislocation in our common share price. We may repurchase up to $150 million of our common shares, but there is no requirement that we repurchase a minimum number of common shares. The share repurchase program is scheduled to expire on December 31, 2020, however, we suspended the program upon the effective date of the covenant modification agreements on June 29, 2020. During the six months ended June 30, 2020, we repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan. There can be no assurances as to our ability to reinstitute the share repurchase program in future periods or the timing thereof.

The monthly cash dividends to common shareholders were suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. The suspension of the monthly cash dividend to common shareholders will continue through the covenant relief period, except as may be necessary to maintain REIT status and to not owe income tax. There can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders or the timing thereof.

In March, our employees transitioned to a fully remote work force to protect the safety and well-being of our personnel. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impacts.

For the three months ended June 30, 2020, tenants and borrowers paid approximately 21% of second quarter 2020 pre-COVID contractual cash rent and interest payments. We agreed or are in negotiations to agree to defer rent and mortgage payments for substantially all of our customers that did not pay rent or interest for this period. While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended or changes are made to rent outside of the period impacted by COVID-19 are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Operating Results
Our total revenue from continuing operations, net (loss) income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2020 and 2019 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total revenue from continuing operations	$106.4	$161.7	(34)%	$257.4	$312.3	(18)%
Net (loss) income available to common shareholders per diluted share	$(0.90)	$0.79	(214)%	$(0.49)	$1.59	(131)%
FFOAA per diluted share	$0.41	$1.36	(70)%	$1.39	$2.73	(49)%
The major factors impacting our results for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019 were as follows:

•	The effects of COVID-19 as described above;

•	The effect of investment spending that occurred in 2020 and 2019;

•	The effect of property dispositions and mortgage note payoffs that occurred in 2020 and 2019;

•
The increase in other income and other expenses for the six months ended June 30, 2020 and a decrease in other income and other expenses for the three months ended June 30, 2020 primarily from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York and the impacts of the COVID-19 pandemic on this property;

•	The decrease in termination fees included in gain on sale related to the sale of Education properties as well as lower gains on sale of real estate;

•	The decrease in transaction costs; and

•	The increase in common shares outstanding.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the six months ended June 30, 2020, there were no changes to critical accounting policies except for that noted in the COVID-19 discussion above and as noted below.

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

Recent Developments

Investment Spending
Our investment spending during the six months ended June 30, 2020 and 2019 totaled $53.6 million and $566.5 million, respectively, and is detailed below (in thousands):

Six Months Ended June 30, 2020
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$26,118	$700	$3,310	$22,108	$—	$—
Eat & Play	12,791	12,013	778	—	—	—
Attractions	970	—	970	—	—	—
Experiential Lodging	11,106	10,708	398	—	—	—
Cultural	152	—	152	—	—	—
Fitness & Wellness	2,441	—	—	—	2,441	—
Total Experiential	53,578	23,421	5,608	22,108	2,441	—

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$53,581	$23,421	$5,608	$22,108	$2,444	$—

Six Months Ended June 30, 2019
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$404,486	$4,326	$22,332	$377,828	$—	$—
Eat & Play	47,267	27,854	1,892	1,321	16,200	—
Attractions	102	—	—	—	102	—
Ski	288	—	288	—	—	—
Experiential Lodging	47,870	46,121	644	—	—	1,105
Gaming	211	211	—	—	—	—
Cultural	30,463	—	—	23,963	6,500	—
Fitness & Wellness	—	—	—	—	—	—
Total Experiential	530,687	78,512	25,156	403,112	22,802	1,105

Education:
Early Childhood Education Centers	10,531	1,363	—	2,570	6,598	—
Private Schools	4,297	4,297	—	—	—	—
Public Charter Schools	21,016	16,873	—	—	4,143	—
Total Education	35,844	22,533	—	2,570	10,741	—

Total Investment Spending	$566,531	$101,045	$25,156	$405,682	$33,543	$1,105

The above amounts include $8 thousand and $26 thousand in capitalized payroll, $0.5 million and $4.7 million in capitalized interest and $0.2 million for both periods in capitalized other general and administrative direct project costs for the six months ended June 30, 2020 and 2019, respectively. Excluded from the table above is approximately $2.2 million and $10.2 million of maintenance capital expenditures and other spending for the six months ended June 30, 2020 and 2019, respectively.

We limited our investment spending during the six months ended June 30, 2020 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. We will continue to limit our investment spending during the covenant relief period under the amendments to the agreements governing our bank credit facilities and private placement notes as discussed above.

Dispositions
During the six months ended June 30, 2020, we completed the sale of three early education properties for net proceeds totaling $3.8 million. In connection with these sales, we recognized a combined gain on sale of $0.2 million.

AMC Restructuring
On July 31, 2020, we entered into a Forbearance Agreement (“Forbearance Agreement”), a Master Lease Agreement (the “Master Lease”) and seven amended lease agreements (the “Transitional Leases” and collectively with the Master Lease, the “Leases”) with American Multi-Cinema, Inc. and certain affiliates (“AMC”) relating to 53 properties currently leased by us to AMC (the “Leased Properties”). We entered into the Master Lease with AMC relating to 46 theatres (“Master Lease Properties”) and amended the Transitional Leases relating to seven theatres (“Transitional Properties”), each of which is effective July 1, 2020.

Under the Leases, we agreed to reduce total annual fixed cash rent by approximately 21%, or $25.6 million to $95.9 million (including $8.0 million of ground rent and the repayment of deferral amounts for the months of April, May and June 2020 described below). We previously agreed to defer all of the fixed rent due under the Leases for the months of April, May and June 2020. The deferred amounts are included in the calculation of the new fixed cash rent of the Leases amortized over the first 14 years of the term of the applicable Lease or the expiration of the current term of the Lease, whichever is earlier. Additionally, the Master Lease has fixed escalators of 7.5% every five years on fixed rent excluding the portion attributable to deferred rent.

Pursuant to the Master Lease and the Forbearance Agreement, during the period of July 1, 2020 through December 31, 2020, AMC will pay percentage rent (15% of gross receipts) in lieu of fixed rent for the Leased Properties. The difference between the percentage rent paid and fixed rent due under the Leases represents an additional deferred amount that, beginning in February 2021, will be added to fixed cash rent and amortized over the first 14 years of the term of the applicable Lease or the expiration of the current term of the Lease, whichever is earlier. For the month of July, we do not expect percentage rent given AMC theatres had not re-opened.

The Master Lease Properties have been divided into four tranches, with the initial term of each tranche expiring annually from June 30, 2034 to June 30, 2037. The Transitional Leases have expiration dates occurring between November 2026 and March 2029.

We believe that the AMC restructuring significantly improves our long-term position with respect to AMC, while providing AMC with deferrals it needs during the pandemic and better performing theatres in the future. Specifically:

•
The Master Lease was designed with the intention that the parties will respect the master lease characterization at all times, which we believe will enhance our position in the event of a reorganization proceeding regarding AMC,

•	The lease terms on properties included in the Master Lease were increased by an average of nine years, and

•	We have the ability to reduce our exposure to AMC through the option to terminate each of the seven Transitional Leases and re-brand or sell them with the cooperation of AMC.

Impairment Charges
As a result of the COVID-19 pandemic, many of our properties temporarily closed and we negotiated and continue to negotiate lease modifications that include rent reductions or modifications. As part of this process, we reassessed the expected holding periods of such properties and determined that the estimated cash flows were not sufficient to recover the carrying values of six properties. Accordingly, we recognized impairment charges of $51.3 million, which were comprised of $36.3 million of impairments of real estate investments at six properties and $15.0 million of impairments of operating lease right-of-use assets at two of these properties. See Note 4 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to these impairment charges.

During the six months ended June 30, 2020, we recognized other-than-temporary impairment charges of $3.2 million on our equity investments in three theatre projects located in China. See Note 9 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to these impairment charges.

Results of Operations

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019		2020	2019
Minimum rent (1)	$89,589	$134,409	$(44,820)	$227,808	$264,906	$(37,098)
Percentage rent (2)	1,454	4,147	(2,693)	4,211	5,502	(1,291)
Straight-line rent (3)	2,229	2,520	(291)	(7,479)	4,765	(12,244)
Tenant reimbursements (4)	4,169	5,843	(1,674)	7,867	11,945	(4,078)
Other rental revenue	90	84	6	167	177	(10)
Total Rental Revenue	$97,531	$147,003	$(49,472)	$232,574	$287,295	$(54,721)

Other income (5)	416	5,726	(5,310)	7,989	6,070	1,919
Mortgage and other financing income (6)	8,413	9,011	(598)	16,809	18,902	(2,093)
Total revenue	$106,360	$161,740	$(55,380)	$257,372	$312,267	$(54,895)

(1) For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, the decrease in minimum rent resulted primarily from the impact of COVID-19, including $35.4 million for tenants for which we recognize rent on a cash basis or as restructured, $9.3 million in deferred rent not recognized because collection was determined not probable, $2.8 million in contractual rent abatements (does not include abatements related to tenant reimbursements discussed below) and $3.8 million in rent concessions. In addition, there was an increase in minimum rent from $7.1 million of rental revenue related to property acquisitions and developments completed in 2020 and 2019 and an increase of $0.5 million in rental revenue on existing properties which was partially offset by a decrease of $1.1 million from property dispositions not classified in discontinued operations.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the decrease in minimum rent resulted primarily from the impact of COVID-19, including $35.4 million for tenants for which we recognize rent on a cash basis or as restructured, $9.3 million in deferred rent not recognized because collection was determined not probable, $4.4 million in contractual rent abatements (does not include abatements related to tenant reimbursements discussed below) and $3.8 million in rent concessions. In addition, there was an increase in minimum rent from $16.1 million of rental revenue related to property acquisitions and developments completed in 2020 and 2019 and an increase of $1.8 million in rental revenue on existing properties which was partially offset by a decrease of $2.2 million from property dispositions not classified in discontinued operations.

During the three and six months ended June 30, 2020, we renewed four lease agreements on approximately 241 thousand square feet. We experienced an increase of 7.1% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The decrease in percentage rent related to lower percentage rent recognized from one of our ski properties as well as from our early education tenants.

(3) For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the decrease in straight-line rent resulted primarily from write-offs totaling $13.0 million during the six months ended June 30, 2020, which was comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable due to the COVID-19 pandemic. This was partially offset by an increase in straight-line rent related to property acquisitions and developments completed in 2020 and 2019.

(4) The decrease in tenant reimbursements during the three and six months ended June 30, 2020 was primarily due to COVID-19 contractual abatements (which in certain cases included tenant reimbursements), tenant deferrals that were not recognized because collection was not probable and vacancies. Additionally, during the six months ended June 30, 2020, we had $1.2 million less in the gross-up of tenant reimbursed expenses for property taxes at certain properties that began paying this expense directly.

(5) The decrease in other income for the three months ended June 30, 2020 related primarily to a decrease in operating income as a result of COVID-19 closures at the Kartrite Resort and a theatre property. The increase in other income for the six months ended June 30, 2020 related primarily to the operating income from the Kartrite Resort that opened in May 2019.

(6) The decrease in mortgage and other financing income was due to the repayment of mortgage notes receivable secured by three waterpark properties and adjacent land on July 1, 2019. This was partially offset by mortgage note additions completed in 2020 and 2019.

Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended June 30,			Change	Six Months Ended June 30,		Change
	2020	2019			2020	2019
Property operating expense	$15,329	$14,597		$732	$28,422	$30,148	$(1,726)
Other expense (1)	2,798	8,091		(5,293)	12,332	8,091	4,241
General and administrative expense (2)	10,432	12,230		(1,798)	21,420	23,940	(2,520)
Severance expense	—	—		—	—	420	(420)
Costs associated with loan refinancing or payoff	820	—		820	820	—	820
Interest expense, net (3)	38,340	36,458		1,882	73,093	70,421	2,672
Transaction costs (4)	771	6,923		(6,152)	1,846	12,046	(10,200)
Credit loss expense (5)	3,484	—		3,484	4,676	—	4,676
Impairment charges (6)	51,264	—		51,264	51,264	—	51,264
Depreciation and amortization (7)	42,450	38,790		3,660	86,260	74,792	11,468
Equity in (loss) income from joint ventures (8)	(1,724)	470		(2,194)	(2,144)	959	(3,103)
Impairment charges on joint ventures (9)	(3,247)	—	—	(3,247)	(3,247)	—	(3,247)
Gain (loss) on sale of real estate	22	—		22	242	(388)	630
Income tax benefit	1,312	1,300		12	2,063	1,905	158
Income from discontinued operations before other items (10)	—	10,399		(10,399)	—	20,568	(20,568)
Gain on sale of real estate from discontinued operations (11)	—	9,774		(9,774)	—	16,490	(16,490)
Preferred dividend requirements	(6,034)	(6,034)		—	(12,068)	(12,068)	—
(1) The decrease in other expenses for the three months ended June 30, 2020 related to a decrease in operating expenses as a result of COVID-19 closures at the Kartrite Resort and a theatre property. The increase in other expenses for the six months ended June 30, 2020 related primarily to operating expenses from the Kartrite Resort that opened in May 2019.
(2) The decrease in general and administrative expense for the three and six months ended June 30, 2020 was primarily due to a decrease in payroll and benefits costs, as well as travel and certain professional fees.

(3) The increase in interest expense, net for the three and six months ended June 30, 2020 resulted primarily from an increase in average borrowings as well as a decrease in interest cost capitalized on development projects. This was partially offset by a decrease in our weighted average interest rate on outstanding debt and an increase in interest income from short-term investments related to cash on hand.

(4) The decrease in transaction costs for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to pre-opening costs related to the Kartrite Resort, which opened in May 2019.

(5) Credit loss expense for the three and six months ended June 30, 2020 was recognized in conjunction with our implementation of the new current expected credit losses standard (Topic 326).

(6) Impairment charges recognized during the three and six months ended June 30, 2020 related to six properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic and was comprised of $36.3 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets.

(7) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2019 and 2020 as well as the acceleration of amortization on an in-place lease intangible related to a vacant property. This was partially offset by property dispositions that occurred during 2019 and 2020.

(8) The decrease in equity in (loss) income from joint ventures resulted primarily from losses recognized at our joint ventures projects located in St. Petersburg Beach, Florida, and our joint ventures in three theatre projects in China. These properties were negatively impacted due to COVID-19 closures.

(9) Impairment charges on joint ventures for the three and six months ended June 30, 2020 related to other-than-temporary impairment charges on three theatre projects located in China. See Note 9 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

(10) Income from discontinued operations before other items for the three and six months ended June 30, 2019 related to the operating results of public charter school investments disposed in 2019. See Note 14 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on discontinued operations.

(11) Gain on sale of real estate from discontinued operations for the three months ended June 30, 2019 was related to the exercise of four tenant purchase options on public charter schools as well as the combined gain on sale of one public charter school and one land parcel. Adding to the gain on sale of real estate from discontinued operations during the six months ended June 30, 2019 was the disposition of two public charter schools pursuant to tenant purchase options and two other public charter school properties.

Liquidity and Capital Resources

Cash and cash equivalents were $1.0 billion at June 30, 2020. In addition, we had restricted cash of $2.6 million at June 30, 2020. Of the restricted cash at June 30, 2020, $2.2 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $0.4 million primarily related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Share Repurchase Program

At June 30, 2020, we had total debt outstanding of $3.9 billion of which 99% was unsecured.

At June 30, 2020, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On June 29, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on us and our tenants and borrowers. The changes are generally effective during the covenant relief period, which is defined as the period of time beginning June 29, 2020 and ending on the earlier of (i) April 1, 2021 or (ii) the date on which we provides notice that we elect to terminate the covenant relief period, subject to certain conditions. The loans subject to the modifications bear interest at higher rates during the covenant relief period; however, the rates will return to previous levels at the end of such period, subject to certain conditions. See Note 8 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details.

At June 30, 2020, we had $750.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 1.375% (with a LIBOR floor of 0.50%) during the covenant relief period, which was 1.875% at June 30, 2020. There is also a 0.375% facility fee. After the covenant relief period, the interest rate is scheduled to return to LIBOR plus 1.00% (with a LIBOR floor of zero) and the facility fee will return to 0.20%. These rates and facility fees are subject to changes, however, if our long-term unsecured debt ratings change as defined in the agreement.

At June 30, 2020, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 1.75% (with a LIBOR floor of 0.50%) during the covenant relief period, which was 2.25% at June 30, 2020. After the covenant relief period, the interest rate is scheduled to return to LIBOR plus 1.10% (with a LIBOR floor of zero). These rates are subject to changes, however, if our long-term unsecured debt ratings change as defined in the agreements. As of June 30, 2020, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022. During the covenant relief period, the interest rate swaps are fixed at 3.8% for $350.0 million of borrowings and 4.0% for the remaining $50.0 million of borrowings. After the covenant relief period, the interest rates for the interest rate swaps are scheduled to return to 3.15% for $350.0 million of borrowings and 3.35% for the remaining $50.0 million of borrowings.

At June 30, 2020, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. During the covenant relief period, the interest rates for the private placement notes are 5.00% and 5.21%, respectively, for the Series A notes due 2024 and the Series B notes due 2026 subject to change, however, if our long-term unsecured debt ratings change as defined in the agreement. After the covenant relief period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56%, respectively.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories, stock repurchases and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. The amendments to these debt agreements imposed a new minimum liquidity financial covenant during the covenant relief period, provided relief from compliance with certain other financial covenants during the covenant relief period and permanently modified certain other financial covenants. The amendments also impose additional restrictions on us during the covenant relief period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions, and share repurchases, in each case subject to certain exceptions. In addition, the amendments require us to cause certain of our key subsidiaries to guarantee our obligations and pledge the equity interests of such subsidiary guarantors upon the occurrence of certain events during the covenant relief period. See Note 8 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details regarding these amendments.

Additionally, our unsecured credit facilities, private placement notes and unsecured senior notes contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial and other covenants under our debt instruments at June 30, 2020.

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

During the six months ended June 30, 2020 our Board of Trustees approved a share repurchase program to which we may repurchase up to $150.0 million of our common shares. The share repurchase program is scheduled to expire on December 31, 2020; however, we suspended the program on the effective date of the covenant modification agreements, June 29, 2020, as discussed above. During three and six months ended June 30, 2020, we repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders and, to a lesser extent, share repurchases. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$57,413	$209,756
Net cash used by investing activities	(52,978)	(461,196)
Net cash provided by financing activities	473,879	244,761

We currently anticipate that our cash on hand, cash from operations and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments for the next 12 months, including to fund our operations, make interest and principal payments on our debt, allow distributions to our preferred shareholders, and allow distributions to our common shareholders to avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

As discussed above, we have agreed to defer rent and mortgage payments for substantially all of our customers as a result of the COVID-19 pandemic. Accordingly, in the near term, we expect to fund our short-term liquidity requirements primarily with cash on hand, including funds borrowed under our unsecured revolving credit facility.
Commitments
As of June 30, 2020, we had 10 development projects with commitments to fund an aggregate of approximately $81.7 million, of which approximately $43.1 million is expected to be funded in 2020. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2020, we had three mortgage notes with commitments totaling approximately $25.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2020, we had two surety bonds outstanding totaling $31.6 million.

Liquidity Analysis
As noted above, we had $750.0 million outstanding under our unsecured revolving credit facility. We borrowed these funds on March 20, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets due to the COVID-19 pandemic. In addition, we deferred our anticipated gaming venue investment and all other uncommitted investment spending due to unfavorable market conditions. We believe our unrestricted cash position of approximately $1.0 billion will strengthen our balance sheet and aid us in this time of market disruption.

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

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders, funding share repurchases and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives or proceeds from asset dispositions. The availability and terms of any such financing or sales will depend upon market and other conditions, which have been negatively impacted by the COVID-19 pandemic. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions.

Our investment spending and uses of cash during the covenant relief period will be subject to limitations under the amendments to the agreements governing our unsecured credit facilities and private placement notes as discussed above. In addition, in certain circumstances, we will be required to apply 100% of the proceeds, net of certain costs, received during the covenant relief period from certain sales and dispositions, debt issuances or equity issuances, in each case, subject to certain exceptions, to repay amounts outstanding under our unsecured credit facilities and private placement notes.

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
We expect to maintain our net debt to adjusted EBITDA ratio over the long-term between 4.6x to 5.6x. Our net debt to adjusted EBITDA was not meaningful at June 30, 2020 given the temporary disruption caused by COVID-19 and the associated accounting for tenant rent deferrals and other lease modifications. Our net debt to gross assets ratio was 41% as of June 30, 2020 (see "Non-GAAP financial measures" for calculation).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, transaction costs, severance expense, preferred share redemption costs, impairment of operating lease right-of-use assets, termination fees associated with tenants' exercises of public charter school buy-out options and credit loss expense and subtracting deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2020 and 2019 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFO:
Net (loss) income available to common shareholders of EPR Properties	$(68,999)	$60,560	$(37,915)	$119,875
Gain on sale of real estate	(22)	(9,774)	(242)	(16,102)
Impairment of real estate investments, net (1)	36,255	—	36,255	—
Real estate depreciation and amortization	42,151	42,098	85,676	81,612
Allocated share of joint venture depreciation	378	554	761	1,109
Impairment charges on joint ventures	3,247	—	3,247	—
FFO available to common shareholders of EPR Properties	$13,010	$93,438	$87,782	$186,494

FFO available to common shareholders of EPR Properties	$13,010	$93,438	$87,782	$186,494
Add: Preferred dividends for Series C preferred shares	—	1,939	—	3,878
Add: Preferred dividends for Series E preferred shares	—	1,939	—	3,878
Diluted FFO available to common shareholders of EPR Properties	$13,010	$97,316	$87,782	$194,250
FFOAA:
FFO available to common shareholders of EPR Properties	$13,010	$93,438	$87,782	$186,494
Costs associated with loan refinancing or payoff	820	—	820	—
Transaction costs	771	6,923	1,846	12,046
Severance expense	—	—	—	420
Termination fee included in gain on sale	—	6,533	—	11,534
Impairment of operating lease right-of-use assets (1)	15,009	—	15,009	—
Credit loss expense	3,484	—	4,676	—
Deferred income tax benefit	(1,676)	(1,675)	(2,789)	(2,284)
FFOAA available to common shareholders of EPR Properties	$31,418	$105,219	$107,344	$208,210

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFOAA available to common shareholders of EPR Properties	$31,418	$105,219	$107,344	$208,210
Add: Preferred dividends for Series C preferred shares	—	1,939	—	3,878
Add: Preferred dividends for Series E preferred shares	—	1,939	—	3,878
Diluted FFOAA available to common shareholders of EPR Properties	$31,418	$109,097	$107,344	$215,966
AFFO:
FFOAA available to common shareholders of EPR Properties	$31,418	$105,219	$107,344	$208,210
Non-real estate depreciation and amortization	299	257	584	486
Deferred financing fees amortization	1,651	1,517	3,285	3,019
Share-based compensation expense to management and trustees	3,463	3,283	6,972	6,460
Amortization of above and below market leases, net and tenant allowances	(108)	(58)	(260)	(117)
Maintenance capital expenditures (2)	(1,291)	(510)	(2,219)	(807)
Straight-lined rental revenue	(2,229)	(3,223)	7,479	(5,637)
Straight-lined ground sublease expense	207	205	383	389
Non-cash portion of mortgage and other financing income	(97)	(1,069)	(188)	(2,083)
AFFO available to common shareholders of EPR Properties	$33,313	$105,621	$123,380	$209,920

FFO per common share:
Basic	$0.17	$1.23	$1.13	$2.47
Diluted	0.17	1.22	1.13	2.45
FFOAA per common share:
Basic	$0.41	$1.38	$1.39	$2.76
Diluted	0.41	1.36	1.39	2.73
Shares used for computation (in thousands):
Basic	76,310	76,164	77,388	75,426
Diluted	76,310	76,199	77,388	75,467

Weighted average shares outstanding-diluted EPS	76,310	76,199	77,388	75,467
Effect of dilutive Series C preferred shares	—	2,158	—	2,151
Effect of dilutive Series E preferred shares	—	1,628	—	1,625
Adjusted weighted average shares outstanding-diluted Series C and Series E	76,310	79,985	77,388	79,243

Other financial information:
Dividends per common share	$0.3825	$1.1250	$1.5150	$2.2500
Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of (loss) income and comprehensive (loss) income included in this Quarterly Report on Form 10-Q. See Note 14 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.

(1) Impairment charges recognized during the three and six months ended June 30, 2020 totaled $51.3 million, which was comprised of $36.3 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.
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

EBITDAre

NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income, computed in accordance with GAAP, excluding interest expense (net), income tax (benefit) expense, depreciation and amortization, gains and losses from disposition of real estate, impairment losses on real estate, costs associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) for the quarter excluding severance expense, credit loss expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees.

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

Reconciliations of debt, total assets and net (loss) income available to common shareholders (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets, EBITDAre and Adjusted EBITDA (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	June 30,
	2020	2019
Net Debt:
Debt	$3,854,088	$3,216,623
Deferred financing costs, net	35,907	31,957
Cash and cash equivalents	(1,006,981)	(6,927)
Net Debt	$2,883,014	$3,241,653
Gross Assets:
Total Assets	$7,002,978	$6,746,655
Accumulated depreciation	1,034,771	954,806
Cash and cash equivalents	(1,006,981)	(6,927)
Gross Assets	$7,030,768	$7,694,534

Net Debt to Gross Assets	41%	42%

	Three Months Ended June 30,
	2020	2019
EBITDAre and Adjusted EBITDA:
Net (loss) income	$(62,965)	$66,594
Interest expense, net	38,340	36,278
Income tax benefit	(1,312)	(1,300)
Depreciation and amortization	42,450	42,355
Gain on sale of real estate	(22)	(9,774)
Impairment of real estate investments, net (1)	36,255	—
Costs associated with loan refinancing or payoff	820	—
Equity in loss (income) from joint ventures	1,724	(470)
Impairment charges on joint ventures	3,247	—
EBITDAre	$58,537	$133,683
Transaction costs	771	6,923
Credit loss expense	3,484	—
Impairment of operating lease right-of-use assets (1)	15,009	—
Adjusted EBITDA	$77,801	$140,606

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of (loss) income and comprehensive (loss) income included in this Quarterly Report on Form 10-Q.

(1) Impairment charges recognized during the three and six months ended June 30, 2020 totaled $51.3 million, which was comprised of $36.3 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.

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

	June 30, 2020	December 31, 2019
Total Investments:
Real estate investments, net of accumulated depreciation	$5,110,059	$5,197,308
Add back accumulated depreciation on real estate investments	1,034,771	989,254
Land held for development	26,244	28,080
Property under development	39,039	36,756
Mortgage notes and related accrued interest receivable	357,668	357,391
Investment in joint ventures	28,925	34,317
Intangible assets, gross (1)	58,784	57,385
Notes receivable and related accrued interest receivable, net (1)	14,037	14,026
Total investments	$6,669,527	$6,714,517

Total investments	$6,669,527	$6,714,517
Operating lease right-of-use assets	189,058	211,187
Cash and cash equivalents	1,006,981	528,763
Restricted cash	2,615	2,677
Accounts receivable	134,774	86,858
Less: accumulated depreciation on real estate investments	(1,034,771)	(989,254)
Less: accumulated amortization on intangible assets (1)	(14,624)	(12,693)
Prepaid expenses and other current assets (1)	49,418	35,456
Total assets	$7,002,978	$6,577,511

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets include the following:

	June 30, 2020	December 31, 2019
Intangible assets, gross	$58,784	$57,385
Less: accumulated amortization on intangible assets	(14,624)	(12,693)
Notes receivable and related accrued interest receivable, net	14,037	14,026
Prepaid expenses and other current assets	49,418	35,456
Total other assets	$107,615	$94,174

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2020, we had a $1.0 billion unsecured revolving credit facility with $750.0 million outstanding. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.

As of June 30, 2020, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. At June 30, 2020, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $61.2 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

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

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. In order to hedge our net investment in our four Canadian properties, we entered into two fixed-to-fixed cross-currency swaps, with a fixed notional value of $200.0 million CAD. These investments became effective on July 1, 2018, mature on July 1, 2023 and are designated as net investment hedges of our Canadian net investments. The net effect of this hedge is to lock in an exchange rate of $1.32 CAD per U.S. dollar on $200.0 million CAD of our foreign net investments. The cross-currency swaps also have a monthly settlement feature locked in at an exchange rate of $1.32 CAD per USD on $4.5 million of CAD annual cash flows, the net effect of which is an excluded component from the effectiveness testing of this hedge.

During the six months ended June 30, 2020, we entered into three USD-CAD cross-currency swaps that were effective July 1, 2020 with a total fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2020 common shares	1,015,731	$20.04	1,015,731	(1)	$129,648,479
May 1 through May 31, 2020 common shares	2,502,982	26.84	2,502,982	(1)	62,475,234
June 1 through June 30, 2020 common shares	548,003	33.70	548,003	(1)	44,006,350

Total	4,066,716	$26.06	4,066,716		$44,006,350

(1) On March 24, 2020, we announced that our Board of Trustees approved a share repurchase program pursuant to which we may repurchase up to $150 million of our common shares. The share repurchase program is scheduled to expire on December 31, 2020; however, we suspended the program upon the effective date of the covenant modification agreements, June 29, 2020, as discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Under the share repurchase program, we could repurchase our common shares in the open market, through block trades, in privately negotiated transactions, pursuant to a trading plan separately adopted in the future, or by other means, in accordance with federal securities laws and other applicable laws. The actual timing, number and value of common shares repurchased under the share repurchase program was determined by management at its discretion and depended on a number of factors, including, but not limited to, the market price of our common shares, general market and economic conditions, our financial condition, and applicable legal requirements. We were not obligated to repurchase a minimum number of common shares under the share repurchase program. There can be no assurances as to our ability to reinstitute the share repurchase program in future periods or the timing thereof.

Dividends
As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," on June 29, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, as well as the Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on us and our tenants and borrowers. The modifications are effective during the covenant relief period, which is defined as the period of time beginning June 29, 2020 and ending the earlier of (i) April 1, 2021 or (ii) the date on which we provide notice that we elect to terminate the covenant relief period, subject to certain conditions.
In connection with these covenant modifications, we temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax). There can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders in future periods or the timing thereof.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2020.

Item 6. Exhibits

3.1*	Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through June 1, 2020), is attached hereto as Exhibit 3.1.
10.1*
Amendment No. 1 to Second Amended, Restated and Consolidated Credit Agreement, dated as of June 29, 2020, among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto.

10.2*	Second Amendment to Note Purchase Agreement, dated as of June 29, 2020, among the Company and the institutional investors party thereto.
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
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	August 6, 2020	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2020	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)