Form 10-Q
period 2020-09-30
EPR PROPERTIES
filed 2020-11-05
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

At November 4, 2020, there were 74,615,230 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of COVID-19, our capital resources and liquidity, expected waivers of financial covenants related to our private placement notes, expected liquidity and performance of our customers, including AMC and Regal, our expected revenue and customer deferral agreements, our expected dividend payments and share repurchases and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•Risks associated with the current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases;
•Global economic uncertainty and disruptions in financial markets;
•Reduction in discretionary spending by consumers;
•Adverse changes in our credit ratings;
•Fluctuations in interest rates;
•Defaults in the performance of lease terms by our tenants;
•Defaults by our customers and counterparties on their obligations owed to us;
•A borrower's bankruptcy or default;
•Our ability to renew maturing leases on terms comparable to prior leases and/or our ability to locate substitute lessees for these properties on economically favorable terms;
•Risks of operating in the experiential real estate industry;
•Our ability to compete effectively;
•Risks associated with three tenants representing a substantial portion of our lease revenues;
•The ability of our build-to-suit tenants to achieve sufficient operating results within expected time-frames and therefore have capacity to pay their agreed upon rent;
•Risks associated with our dependence on third-party managers to operate certain of our experiential lodging properties;
•Risks associated with our level of indebtedness;
•Risks associated with use of leverage to acquire properties;
•Financing arrangements that require lump-sum payments;
•Our ability to raise capital;
•Covenants in our debt instruments that limit our ability to take certain actions;
•The concentration and lack of diversification of our investment portfolio;
•Our continued qualification as a real estate investment trust for U.S. federal income tax purposes and related tax matters;
•The ability of our subsidiaries to satisfy their obligations;
•Financing arrangements that expose us to funding and completion risks;
•Our reliance on a limited number of employees, the loss of which could harm operations;
•Risks associated with the employment of personnel by managers of our experiential lodging properties;
•Risks associated with the gaming industry;
•Risks associated with gaming and other regulatory authorities;
•Delays or prohibitions of transfers of gaming properties due to required regulatory approvals;
•Risks associated with security breaches and other disruptions;
•Changes in accounting standards that may adversely affect our financial statements;
•Fluctuations in the value of real estate income and investments;
i

•Risks relating to real estate ownership, leasing and development, including local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants or other customers, and how well we manage our properties;
•Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;
•Risks involved in joint ventures;
•Risks in leasing multi-tenant properties;
•A failure to comply with the Americans with Disabilities Act or other laws;
•Risks of environmental liability;
•Risks associated with the relatively illiquid nature of our real estate investments;
•Risks with owning assets in foreign countries;
•Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions, climate change and natural disasters;
•Risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies;
•Our ability to pay dividends in cash or at current rates;
•Fluctuations in the market prices for our shares;
•Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;
•Policy changes obtained without the approval of our shareholders;
•Equity issuances that could dilute the value of our shares;
•Future offerings of debt or equity securities, which may rank senior to our common shares;
•Risks associated with changes in foreign exchange rates; and
•Changes in laws and regulations, including tax laws and regulations.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,072,201 and $989,254 at September 30, 2020 and December 31, 2019, respectively	$5,067,657	$5,197,308
Land held for development	25,846	28,080
Property under development	44,103	36,756
Operating lease right-of-use assets	185,459	211,187
Mortgage notes and related accrued interest receivable	362,011	357,391
Investment in joint ventures	29,571	34,317
Cash and cash equivalents	985,372	528,763
Restricted cash	2,424	2,677
Accounts receivable	129,714	86,858
Other assets	75,053	94,174
Total assets	$6,907,210	$6,577,511
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$95,429	$122,939
Operating lease liabilities	225,379	235,650
Common dividends payable	29	29,424
Preferred dividends payable	6,034	6,034
Unearned rents and interest	75,415	74,829
Debt	3,854,855	3,102,830
Total liabilities	4,257,141	3,571,706
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 81,908,330 and 81,588,489 shares issued at September 30, 2020 and December 31, 2019, respectively	819	816
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at September 30, 2020 and December 31, 2019; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at September 30, 2020 and December 31, 2019; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at September 30, 2020 and December 31, 2019; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,852,762	3,834,858
Treasury shares at cost: 7,294,902 and 3,125,569 common shares at September 30, 2020 and December 31, 2019, respectively	(260,594)	(147,435)
Accumulated other comprehensive (loss) income	(2,106)	7,275
Distributions in excess of net income	(940,960)	(689,857)
Total equity	$2,650,069	$3,005,805
Total liabilities and equity	$6,907,210	$6,577,511
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenue	$55,591	$150,962	$288,165	$438,257
Other income	182	11,464	8,171	17,534
Mortgage and other financing income	8,104	6,930	24,913	25,832
Total revenue	63,877	169,356	321,249	481,623
Property operating expense	13,759	14,494	42,181	44,642
Other expense	2,680	11,403	15,012	19,494
General and administrative expense	10,034	11,600	31,454	35,540
Severance expense	—	1,521	—	1,941
Costs associated with loan refinancing or payoff	—	38,269	820	38,269
Interest expense, net	41,744	36,667	114,837	107,088
Transaction costs	2,776	5,959	4,622	18,005
Credit loss expense	5,707	—	10,383	—
Impairment charges	11,561	—	62,825	—
Depreciation and amortization	42,059	41,644	128,319	116,436
(Loss) income before equity in (loss) income from joint ventures, other items and discontinued operations	(66,443)	7,799	(89,204)	100,208
Equity in (loss) income from joint ventures	(1,044)	(435)	(3,188)	524
Impairment charges on joint ventures	—	—	(3,247)	—
Gain on sale of real estate	—	845	242	457
(Loss) income before income taxes	(67,487)	8,209	(95,397)	101,189
Income tax (expense) benefit	(18,417)	600	(16,354)	2,505
(Loss) income from continuing operations	$(85,904)	$8,809	$(111,751)	$103,694
Discontinued operations:
Income from discontinued operations before other items	—	11,736	—	32,304
Gain on sale of real estate from discontinued operations	—	13,458	—	29,948
Income from discontinued operations	—	25,194	—	62,252
Net (loss) income	(85,904)	34,003	(111,751)	165,946
Preferred dividend requirements	(6,034)	(6,034)	(18,102)	(18,102)
Net (loss) income available to common shareholders of EPR Properties	$(91,938)	$27,969	$(129,853)	$147,844
Net (loss) income available to common shareholders of EPR Properties per share:
Continuing operations	$(1.23)	$0.04	$(1.70)	$1.12
Discontinued operations	—	0.32	—	0.82
Basic	$(1.23)	$0.36	$(1.70)	$1.94

Continuing operations	$(1.23)	$0.04	$(1.70)	$1.12
Discontinued operations	—	0.32	—	0.82
Diluted	$(1.23)	$0.36	$(1.70)	$1.94
Shares used for computation (in thousands):
Basic	74,613	77,632	76,456	76,169
Diluted	74,613	77,664	76,456	76,207

Other comprehensive (loss) income:
Net (loss) income	$(85,904)	$34,003	$(111,751)	$165,946
Foreign currency translation adjustment	4,148	(2,267)	(5,063)	5,515
Change in net unrealized (loss) gain on derivatives	(1,923)	1,752	(4,318)	(12,941)
Comprehensive (loss) income attributable to EPR Properties	$(83,679)	$33,488	$(121,132)	$158,520
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands, except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive (loss) income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	1,156	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	197,755	2	—	—	4,831	(403)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,499)	—	—	(9,499)
Share-based compensation expense	—	—	—	—	3,177	—	—	—	3,177
Share-based compensation included in severance expense	—	—	—	—	103	—	—	—	103
Foreign currency translation adjustment	—	—	—	—	—	—	3,810	—	3,810
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,498)	—	(7,498)
Net income	—	—	—	—	—	—	—	65,349	65,349
Issuances of common shares	1,064,600	11	—	—	78,982	—	—	—	78,993
Stock option exercises, net	111,815	1	—	—	5,543	(6,276)	—	—	(732)
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(84,343)	(84,343)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2019	78,601,769	$786	14,841,431	$148	$3,597,130	$(146,906)	$8,397	$(546,776)	$2,912,779

Restricted share units issued to Trustees	26,236	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	11,000	—	—	—	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	3,283	—	—	—	3,283
Foreign currency translation adjustment	—	—	—	—	—	—	3,972	—	3,972
Change in unrealized loss on derivatives	—	—	—	—	—	—	(7,195)	—	(7,195)
Net income	—	—	—	—	—	—	—	66,594	66,594
Issuances of common shares	2,033,530	21	—	—	157,575	—	—	—	157,596
Stock option exercises, net	5,198	—	—	—	142	(142)	—	—	—
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(86,097)	(86,097)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2019	80,677,733	$807	14,841,431	$148	$3,758,225	$(147,143)	$5,174	$(572,313)	$3,044,898

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive (loss) income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2019	80,677,733	$807	14,841,431	$148	$3,758,225	$(147,143)	$5,174	$(572,313)	$3,044,898
Purchase of common shares for vesting	—	—	—	—	—	(192)	—	—	(192)
Share-based compensation expense	—	—	—	—	3,372	—	—	—	3,372
Share-based compensation included in severance expense	—	—	—	—	418	—	—	—	418
Foreign currency translation adjustment	—	—	—	—	—	—	(2,267)	—	(2,267)
Change in unrealized gain on derivatives	—	—	—	—	—	—	1,752	—	1,752
Net income	—	—	—	—	—	—	—	34,003	34,003
Issuances of common shares	685,588	6	—	—	52,350	—	—	—	52,356
Stock option exercises, net	1,773	—	—	—	100	(100)	—	—	—
Dividends to common shareholders ($1.125 per share)	—	—	—	—	—	—	—	(87,507)	(87,507)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2019	81,365,094	$813	14,841,431	$148	$3,814,465	$(147,435)	$4,659	$(631,851)	$3,040,799

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive (loss) income	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Issuance of nonvested shares, net of cancellations	211,549	2	—	—	6,221	(90)	—	—	6,133
Purchase of common shares for vesting	—	—	—	—	—	(6,769)	—	—	(6,769)
Share-based compensation expense	—	—	—	—	3,509	—	—	—	3,509
Foreign currency translation adjustment	—	—	—	—	—	—	(16,495)	—	(16,495)
Change in unrealized loss on derivatives	—	—	—	—	—	—	3,931	—	3,931
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Net income	—	—	—	—	—	—	—	37,118	37,118
Issuances of common shares	10,368	—	—	—	442	—	—	—	442
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividends to common shareholders ($1.1325 per share)	—	—	—	—	—	—	—	(88,996)	(88,996)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2020	81,811,816	$818	14,841,431	$148	$3,845,093	$(154,357)	$(5,289)	$(749,932)	$2,936,481

Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,463	—	—	—	3,463
Foreign currency translation adjustment	—	—	—	—	—	—	7,284	—	7,284
Change in unrealized loss on derivatives	—	—	—	—	—	—	(6,326)	—	(6,326)
Net loss	—	—	—	—	—	—	—	(62,965)	(62,965)
Issuances of common shares	17,203	—	—	—	428	—	—	—	428
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(19)	(19)
Dividends to common shareholders ($0.3825 per share)	—	—	—	—	—	—	—	(30,062)	(30,062)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2020	81,903,786	$819	14,841,431	$148	$3,848,984	$(260,351)	$(4,331)	$(849,012)	$2,736,257

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive (loss) income	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par

Balance at June 30, 2020	81,903,786	$819	14,841,431	$148	$3,848,984	$(260,351)	$(4,331)	$(849,012)	$2,736,257
Cancellations of nonvested shares	—	—	—	—	220	(220)	—	—	—
Purchase of common shares for vesting	—	—	—	—	—	(23)	—	—	(23)
Share-based compensation expense	—	—	—	—	3,410	—	—	—	3,410
Foreign currency translation adjustment	—	—	—	—	—	—	4,148	—	4,148
Change in unrealized loss on derivatives	—	—	—	—	—	—	(1,923)	—	(1,923)
Net loss	—	—	—	—	—	—	—	(85,904)	(85,904)
Issuances of common shares	4,544	—	—	—	148	—	—	—	148
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(10)	(10)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2020	81,908,330	$819	14,841,431	$148	$3,852,762	$(260,594)	$(2,106)	$(940,960)	$2,650,069

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net (loss) income	$(111,751)	$165,946
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges	62,825	—
Impairment charges on joint ventures	3,247	—
Gain on sale of real estate	(242)	(30,405)
Deferred income tax expense	15,246	(3,268)
Costs associated with loan refinancing or payoff	820	38,407
Equity in loss (income) from joint ventures	3,188	(524)
Distributions from joint ventures	—	112
Credit loss expense	10,383	—
Depreciation and amortization	128,319	127,232
Amortization of deferred financing costs	4,783	4,571
Amortization of above/below market leases and tenant allowances, net	(384)	(224)
Share-based compensation expense to management and Trustees	10,382	9,832
Share-based compensation expense included in severance expense	—	521
Change in assets and liabilities:
Operating lease assets and liabilities	574	1,033
Mortgage notes accrued interest receivable	(4,279)	(389)
Accounts receivable	(42,961)	12,935
Direct financing leases receivable	—	(169)
Other assets	(3,065)	(3,189)
Accounts payable and accrued liabilities	(15,724)	5,689
Unearned rents and interest	(1,883)	9,152
Net cash provided by operating activities	59,478	337,262
Investing activities:
Acquisition of and investments in real estate and other assets	(37,128)	(443,561)
Proceeds from sale of real estate	3,839	182,719
Investment in unconsolidated joint ventures	(1,690)	(325)
Investment in mortgage notes receivable	(6,438)	(98,071)
Proceeds from mortgage notes receivable paydowns	414	207,125
Investment in promissory notes receivable	—	(10,639)
Proceeds from promissory note receivable paydowns	69	3,637
Additions to properties under development	(29,963)	(125,635)
Net cash used by investing activities	(70,897)	(284,750)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	750,000	962,000
Principal payments on debt	—	(866,735)
Deferred financing fees paid	(2,944)	(9,343)
Costs associated with loan refinancing or payoff	(820)	(36,918)
Net proceeds from issuance of common shares	861	285,269
Impact of stock option exercises, net	—	(732)
Purchase of common shares for treasury for vesting	(6,792)	(9,691)
Purchase of common shares under share repurchase program	(105,994)	—
Dividends paid to shareholders	(166,426)	(273,187)
Net cash provided by financing activities	467,885	50,663
Effect of exchange rate changes on cash	(110)	86
Net change in cash and cash equivalents and restricted cash	456,356	103,261
Cash and cash equivalents and restricted cash at beginning of the period	531,440	18,507
Cash and cash equivalents and restricted cash at end of the period	$987,796	$121,768
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$528,763	$5,872
Restricted cash at beginning of the period	2,677	12,635
Cash and cash equivalents and restricted cash at beginning of the period	$531,440	$18,507

Cash and cash equivalents at end of the period	$985,372	$115,839
Restricted cash at end of the period	2,424	5,929
Cash and cash equivalents and restricted cash at end of the period	$987,796	$121,768

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$20,547	$353,947
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,956	$17,590
Credit loss expense related to adoption of ASC Topic 326	$2,163	$—
Amounts related to adoption of ASC Topic 842:
Operating lease right-of-use assets	$—	$229,620
Operating lease liabilities	$—	$253,486
Sub-lessor straight-line rent receivable	$—	$24,454
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$14,000
Assumption of debt	$—	$18,585

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$105,141	$101,982
Cash paid during the period for income taxes	$995	$1,332
Interest cost capitalized	$829	$5,053
Change in accrued capital expenditures	$(12,232)	$(2,247)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Amounts as of December 31, 2019 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 25, 2020.

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

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2020 and December 31, 2019, the Company does not have any investments in consolidated VIEs.

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many jurisdictions within the United States and abroad reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all the Company's non-theatre locations and many of the Company's theatre locations have re-opened as of September 30, 2020. However, certain theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many movie studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on consumers and our customers and the responses taken by states and local governments, all of which are uncertain and cannot be predicted. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, the Company's ability to successfully operate and on its financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the nine months ended September 30, 2020. The following were adverse impacts to its financial statements during the nine months ended September 30, 2020:

•The Company wrote-off receivables from tenants and straight-line rent receivables totaling $62.6 million directly to rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income upon determination that the collectibility of these receivables or future lease payments from these tenants were no longer probable. Additionally, the Company determined that future rental revenue related to these tenants, including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, will be recognized on a cash basis. The straight line rent receivable represented $36.9 million of this write-off and was comprised of $25.4 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable.
•The Company reduced rental revenue by $6.8 million due to contractual rent abatements.
•The Company deferred approximately $75.4 million of amounts due from tenants and $3.6 million due from borrowers that were booked as receivables. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrower and some are still being negotiated.
•The Company recognized $62.8 million in impairment charges during the nine months ended September 30, 2020, which was comprised of $47.8 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets. The Company also recognized impairment charges on joint ventures of $3.2 million related to its equity investments in three theatre projects located in China.
•The Company increased its expected credit losses by $10.4 million from its implementation estimate of $2.2 million. This increase was primarily due to credit loss expense related to one note receivable to fully reserve the outstanding principal balance of $6.5 million as a result of recent changes in the borrower's financial status due to the impact of the COVID-19 pandemic. The remaining increase was due to economic uncertainty and the rapidly changing environment surrounding the pandemic.
•The Company recognized a full valuation allowance of $18.0 million on the Company's deferred tax assets related to the Company's taxable REIT subsidiary (TRS) and Canadian tax paying entity as a result of the uncertainty of realization caused by the impact of the COVID-19 pandemic.
•On March 20, 2020, the Company borrowed $750.0 million under its unsecured revolving credit facility as a precautionary measure to increase the Company's cash position and preserve financial flexibility given the global uncertainty caused by the COVID-19 pandemic.
•On June 29, 2020, the Company amended the agreement which governs its unsecured revolving credit facility and its unsecured term loan facility (Consolidated Credit Agreement) and the agreement which governs its private placement notes (Note Purchase Agreement). The amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under these debt agreements in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company pays higher interest costs during the covenant relief period. On November 3, 2020, the Company further amended its Consolidated Credit Agreement to extend the covenant waivers through December 31, 2021, in light of the continuing impact of the COVID-19 pandemic. The Company can elect to terminate the covenant relief period early, subject to certain conditions. The Company is also currently negotiating a similar covenant waiver extension related to its Note Purchase Agreement. See Note 8 and Note 18 for additional details.

On June 29, 2020, the effective date of the amendments, the Company suspended its share repurchase plan. Prior to the effective date, during the nine months ended September 30, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

The monthly cash dividends to common shareholders were suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. The suspension of the monthly cash dividend to common shareholders will continue through the covenant relief period, except as may be necessary to maintain REIT status and to not owe income tax.

On July 31, 2020, the Company entered into a Forbearance Agreement (the Forbearance Agreement), a Master Lease Agreement (the Master Lease) and seven amended lease agreements (the Transitional Leases and collectively with the Master Lease, the Leases) with AMC, its affiliate tenants of the Company (AMC and such affiliates, collectively, AMC Tenant), and AMC Entertainment Holdings, Inc. (Guarantor), relating to all 53 properties leased to AMC Tenant (the Leased Properties) on the date the agreement was executed . These agreements restructured the then-existing lease terms for the Leased Properties in light of the continuing impact of the COVID-19 pandemic on AMC Tenant's operations. Effective July 1, 2020, the Leased Properties are leased to AMC Tenant pursuant to the following leases:

•Master Lease relating to 46 Leased Properties (the Master Lease Properties), and
•Seven Transitional Leases relating to seven Leased Properties (the Transitional Properties).

In addition, AMC Tenant and the Company entered into the following related agreements:

•Security Agreement granting to the Company a security interest subordinated to AMC's secured credit agreements and indentures in all of AMC Tenant’s property located at the Leased Properties to secure AMC Tenant’s obligations to the Company under the Forbearance Agreement and the Leases,
•Guaranty providing a guaranty by Guarantor of AMC Tenant’s obligations to the Company under the Forbearance Agreement and the Leases, and
•Capital Improvements Agreement providing a financial mechanism for the Company to provide AMC Tenant with up to $35 million of funds to complete improvements to the Master Lease Properties in exchange for increased annual fixed rent.

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

The Company may terminate each Transitional Lease by giving the AMC Tenant 90 days' prior notice of termination. Upon termination of a Transitional Lease by the Company, AMC Tenant has agreed to (1) cooperate with the Company in transitioning the applicable Transitional Property to a new operator to ensure seamless transfer of management and re-branding, and (2) transfer certain property, including fixtures, furnishings and equipment, located or used at the applicable Transitional Property in exchange for a credit to the unpaid deferred amount due under the Transitional Lease. On July 31, 2020, the Company terminated one Transitional Lease with AMC and on October 19, 2020, the Company provided a 60-day notice to terminate one additional Transitional Lease with AMC. The Company terminated both of these Transitional Leases in advance of selling the properties.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.1 million and $37.2 million as of September 30, 2020 and December 31, 2019, respectively, are shown as a reduction of debt. The deferred financing costs of $3.7 million and $3.5 million as of September 30, 2020 and December 31, 2019, respectively, related to the unsecured revolving credit facility are included in other assets.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the nine months ended September 30, 2020, the Company recognized straight-line write-offs totaling $36.9 million, which were comprised of $25.4 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $25.4 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, the Company recognized $1.4 million (of which $1.2 million has been classified within discontinued operations) of straight-line write-offs and total straight-line rental revenue net of these write-offs was $10.0 million (of which $2.4 million has been classified within discontinued operations).

Substantially all the Company's customers' operations were temporarily closed for a portion of the nine months ended September 30, 2020 as a result of the COVID-19 pandemic. Many of the Company's non-theatre locations have re-opened as of September 30, 2020. However, certain of the Company's theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many movie studios to delay the release of films. In response, the Company has agreed to defer rent for a substantial portion of its customers. In reliance upon a FASB Staff Q&A, the Company intends to not treat qualifying deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts will be reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the FASB Staff Q&A, are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications. The Company will continue to evaluate the impacts of COVID-19 on the Company's lease receivables and related accounting processes.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2020 and 2019, the Company recognized $1.4 million and $5.8 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2020 and 2019, the non-lease components included in rental revenue totaled $8.9 million and $11.3 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific parameters have been met as provided by the lease agreement. Rental revenue included percentage rents of $5.5 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the nine months ended September 30, 2020, the Company wrote off approximately $0.3 million of accrued interest income against interest income related to one note receivable. As of September 30, 2020, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and foreclosure is probable, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of September 30, 2020, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. Mortgage and other financing income included participating interest income of $0.6 million for the nine months ended September 30, 2019. There was no participating interest income for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, mortgage and other financing income included $2.7 million (of which $1.8 million has been classified within discontinued operations) in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date. There were no prepayment fees recognized during the nine months ended September 30, 2020.

Concentrations of Risk
Topgolf USA (Topgolf), AMC and Regal represented a significant portion of the Company's total revenue for the nine months ended September 30, 2020 and 2019. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments have been reduced due to the impact of COVID-19. The following is a summary of the Company's total revenue (including revenue from discontinued operations) derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$60,330	18.8%	$57,592	11.0%
AMC	26,226	8.2%	92,409	17.6%
Regal	12,259	3.8%	53,807	10.2%

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of share option expense and amortization of non-vested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $9 thousand and $7 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $8.0 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively. Expense recognized related to nonvested shares and included in severance expense in the accompanying consolidated statement of income was $0.5 million for the nine months ended September 30, 2019.

Nonvested Performance Shares Issued to Employees
During the nine months ended September 30, 2020, the Compensation and Human Capital Committee of the Board of Trustees (Board) approved the 2020 Long Term Incentive Plan (the 2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $0.7 million for the nine months ended September 30, 2020.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $1.6 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Buildings and improvements	$4,705,575	$4,747,101
Furniture, fixtures & equipment	122,612	123,239
Land	1,285,621	1,290,181
Leasehold interests	26,050	26,041
	6,139,858	6,186,562
Accumulated depreciation	(1,072,201)	(989,254)
Total	$5,067,657	$5,197,308
Depreciation expense on real estate investments from continuing operations was $122.1 million and $112.3 million for the nine months ended September 30, 2020 and 2019, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. As a result of the COVID-19 pandemic, many of the Company's properties have just recently re-opened or are temporarily closed and the Company has negotiated and continues to negotiate lease modifications with customers that include rent deferrals, rent reductions or other modifications. As part of this process, the Company reassessed the expected holding periods of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of eight properties. Two of these eight properties have operating ground lease arrangements with right-of-use assets. During the nine months ended September 30, 2020, the Company determined the estimated fair value of the real estate investments and right-of-use assets of these properties using independent appraisals and various purchase offers. The Company reduced the carrying value of the real estate investments, net to $45.6 million and the operating lease right-of-use assets to $13.0 million. The Company recognized impairment charges of $47.8 million on the real estate investments and $15.0 million on the right-of-use assets, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

During the nine months ended September 30, 2020, the Company also recognized $3.2 million in other-than-temporary impairments related to its equity investments in joint ventures in three theatre projects located in China. See Note 9 for further details on these impairments.

5. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2020 totaled $62.3 million of investments in Experiential properties. These investments included spending on the acquisition of two megaplex theatres totaling $22.1 million as well as build-to-suit development and redevelopment projects.

During the nine months ended September 30, 2020, the Company completed the sale of three early education properties for net proceeds totaling $3.8 million and recognized a combined gain on sale of $0.2 million.

6. Investment in Mortgage Notes and Notes Receivable

Effective January 1, 2020, the Company adopted Topic 326, which requires the Company to estimate and record credit losses for each of its mortgage notes and note receivable. The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of September 30, 2020, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

During the nine months ended September 30, 2020, the Company increased its expected credit losses by $10.4 million from its implementation estimate of $2.2 million. This increase was due to a credit loss expense related to one note receivable for its outstanding principal balance of $6.5 million as described below as well as adjustments to current macroeconomic conditions resulting from the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

In response to the COVID-19 pandemic, the Company deferred interest payments for seven borrowers. The deferrals require the borrower to pay the deferred interest in future periods. The Company assessed the deferrals and determined that the modifications did not result in troubled debt restructurings at September 30, 2020.

Investment in mortgage notes, including related accrued interest receivable, at September 30, 2020 and December 31, 2019 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		September 30, 2020	December 31, 2019 (1)	September 30, 2020
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	$27,423	$27,631	$27,423	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	11,201	10,977	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	8,673	8,931	5,985	417
Ski property Girdwood, Alaska	2019	8.25%	12/31/2029	38,106	37,895	37,000	18,894
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	6,551	6,755	5,803	4,367
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	71,223	68,605	70,396	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	11,428	11,883	11,582	—
Ski property West Dover and Wilmington, Vermont	2007	11.78%	12/1/2034	51,050	51,028	51,050	—
Four ski properties Ohio and Pennsylvania	2007	10.75%	12/1/2034	37,562	37,420	37,562	—
Ski property Chesterland, Ohio	2012	11.21%	12/1/2034	4,550	4,401	4,550	—
Ski property Hunter, New York	2016	8.57%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	18,131	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,676	18,068	—
Private school property Mableton, Georgia	2017	9.02%	4/30/2037	5,012	5,186	5,048	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,404	10,360	—
Early childhood education center Lake Mary, Florida	2019	7.87%	5/9/2039	4,200	4,339	4,258	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	14,799	14,800	—
Early childhood education center Lithia, Florida	2017	8.25%	10/31/2039	3,959	3,726	4,024	—
				$362,207	$362,011	$357,391	$23,678
(1) Balances as of December 31, 2019 are prior to the adoption of ASC Topic 326.

Investment in notes receivable, including related accrued interest receivable, was $7.4 million and $14.0 million at September 30, 2020 and December 31, 2019, respectively, and is included in Other assets in the accompanying consolidated balance sheets. During the nine months ended September 30, 2020, the Company recognized credit loss expense totaling $6.7 million for notes receivable, of which $6.5 million related to reserving the outstanding principal balance of one note receivable due to recent changes in the borrower's financial status as a result of the COVID-19 pandemic. Additionally, accrued interest income for this note receivable was reserved against interest income of approximately $0.3 million.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2020 (in thousands):

	Mortgage notes receivable	Unfunded commitments	Notes receivable	Total
Allowance for credit losses at January 1, 2020	$2,000	$114	$49	$2,163
Credit loss expense	3,684	30	6,669	10,383
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses	$5,684	$144	$6,718	$12,546

7. Accounts Receivable
The following table summarizes the carrying amounts of accounts receivable as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Receivable from tenants	$77,192	$11,373
Receivable from non-tenants	597	2,103
Straight-line rent receivable	51,925	73,382
Total	$129,714	$86,858

During the nine months ended September 30, 2020, the Company wrote-off receivables from tenants totaling $25.7 million and straight-line rent receivables totaling $36.9 million directly to rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income upon determination that the collectibility of these receivables or future lease payments from these tenants was no longer probable. Additionally, the Company determined that future rental revenue related to these tenants will be recognized on a cash basis. The $36.9 million in write-offs of straight-line rent receivables were comprised of $25.4 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable.

As of September 30, 2020, receivable from tenants includes fixed rent payments of approximately $75.4 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. The repayment terms for these deferments vary by tenant and agreements with certain tenants are still being negotiated.

8. Capital Markets and Dividends

During the nine months ended September 30, 2020, the Company's Board approved a share repurchase program pursuant to which the Company may repurchase up to $150.0 million of the Company's common shares. The share repurchase program was scheduled to expire on December 31, 2020; however, the Company suspended the program on the effective date of the covenant modification agreements, June 29, 2020, as discussed below. During the nine months ended September 30, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

The Board declared regular monthly cash dividends on its common shares during the nine months ended September 30, 2020 totaling $1.5150 per common share. The monthly cash dividend to common shareholders was suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020.

During the three and nine months ended September 30, 2020, the Board also declared cash dividends of $0.359375 and $1.078125 per share, respectively, on both its 5.75% Series C cumulative convertible preferred shares and its 5.75% Series G cumulative redeemable preferred shares and $0.5625 and $1.6875 per share, respectively, on its 9.00% Series E cumulative convertible preferred shares.

On June 29, 2020, the Company amended its Consolidated Credit Agreement, which governs its unsecured revolving credit facility and its unsecured term loan facility, and its Note Purchase Agreement, which governs its private placement notes. The amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company further amended its Consolidated Credit Agreement on November 3, 2020, as discussed below. The modifications, prior to being further amended, were generally effective during the covenant relief period, which was defined as the period of time beginning June 29, 2020 and ending on the earlier of (i) April 1, 2021 or (ii) the date on which the Company provides notice that it elects to terminate the covenant relief period, together with evidence that it would have been in compliance with the applicable financial covenants at the end of the most recently ended fiscal quarter even if the covenant relief period had not been in effect for such fiscal quarter.

During the covenant relief period, the initial interest rates for the revolving credit facility and term loan facility were set at LIBOR plus 1.375% and LIBOR plus 1.75%, respectively, (with a LIBOR floor of 0.50%) and the facility fee on the revolving credit facility was increased to 0.375%. On August 20, 2020, as a result of a downgrade of the Company's unsecured debt rating by Moody's to Baa3, the spreads on the revolving credit and term loan facilities each increased by 0.25%. Subsequent to September 30, 2020, the Company's unsecured debt rating was downgraded to BB+ by both Fitch and Standard & Poor's. If the Company's unsecured debt rating is further downgraded by Moody's, the interest rates on the revolving credit and term loan facilities would both increase by 0.35% during the covenant relief period. After the covenant relief period, the interest rates for the revolving credit and term loan facilities, based on the Company's current unsecured debt ratings, are scheduled to return to LIBOR plus 1.20% and LIBOR plus 1.35%, respectively, (with a LIBOR floor of zero) and the facility fee will be 0.25%, however these rates are subject to change based on the Company's unsecured debt ratings.

During the covenant relief period, the interest rates for the private placement notes were set at 5.00% and 5.21% for the Series A notes due 2024 and the Series B notes due 2026, respectively. Subsequent to September 30, 2020, as a result of downgrades of the Company's unsecured debt rating to BB+ by both Fitch and Standard and Poor's, the spreads on the private placement notes each increased by 0.60% during the covenant relief period. After the covenant relief period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

On November 3, 2020, the Company further amended its Consolidated Credit Agreement. The amendment modified certain provisions and extended the waiver of the Company's obligation to comply with the covenants discussed below under this agreement through December 31, 2021 in light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company can still elect to terminate the covenant relief period early, subject to certain conditions. The loans subject to the modifications continue to bear interest at the same higher rates during the covenant relief period as specified in the previous waiver described above, and will return to the original pre-waiver levels discussed above at the end of such period, subject to certain conditions. The rates during and after the covenant relief period continue to be subject to change based on unsecured debt ratings, as defined in the agreement. The amendment also continues to impose the additional restrictions on the Company discussed below during the covenant relief period. The Company is currently in process of negotiating a similar covenant waiver extension relating to its $340.0 million of private placement notes.

The June 29, 2020 and November 3, 2020 amendments to the Company's revolving credit and term loan facilities permanently modified certain financial covenants and provided relief from compliance with certain financial covenants during all or a portion of the covenant relief period, as follows: (i) a new minimum liquidity financial covenant during the covenant relief period was added in the initial amendment and increased in the subsequent amendment; (ii) compliance with the total-debt-to-total-asset-value and the maximum-unsecured-debt-to-unencumbered-asset-value financial covenants was suspended during the covenant relief period; (iii) compliance with the minimum unsecured interest coverage ratio and the minimum fixed charge ratio financial covenants was suspended for the period beginning on June 29, 2020 and ending on the earlier to occur of December 31, 2021 or the earlier termination of the covenant relief period; (iv) permanent amendments to the unsecured-debt-to-unencumbered-asset-value financial covenant to allow short-term indebtedness to be offset by unrestricted cash in the calculation and to allow unrestricted cash not otherwise offset against short term indebtedness to be counted as an unencumbered asset; and (v) permanent amendments to financial covenants to allow deferred payments to be included as recurring property revenue in these calculations. The amendments also imposed additional restrictions on the Company and its subsidiaries during the covenant relief period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions and stock repurchases, and maintenance of a minimum liquidity amount, in each case subject to certain exceptions. In addition, the amendments require the Company to cause certain of its key subsidiaries to guarantee the Company's obligations and pledge the equity interests of certain of those subsidiary guarantors upon the occurrence of certain events during the covenant relief period.

Subsequent to September 30, 2020, the Company's unsecured debt rating was downgraded to BB+ by both Fitch and Standard & Poor's. As a result of these downgrades, the Company is in the process of causing certain of its key subsidiaries to guarantee the Company's obligations under its bank credit facilities, private placement notes and other outstanding senior unsecured notes in accordance with existing agreements with the holders of such indebtedness. If the Company's unsecured debt rating is further downgraded by Moody's, the Company will also be required to cause the equity owners of certain of those guarantor subsidiaries to pledge their equity interests in such guarantor subsidiaries to secure the Company's obligations under its bank credit facilities and its private placement notes.

In connection with the amendments on June 20, 2020, $0.8 million of fees paid to third parties were expensed and included in costs associated with loan refinancing in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2020. In addition, the Company paid $2.6 million in fees to existing lenders that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees consisted of $1.6 million related to the unsecured revolving credit facility and included in other assets and $1.0 million related to the term loan and private placement notes and shown as a reduction of debt. In connection with the amendments on November 3, 2020, the Company expects to pay approximately $3.0 million in fees to existing lenders and third parties which will primarily be capitalized in deferred financing costs and amortized as part of the effective yield.

9. Unconsolidated Real Estate Joint Ventures

As of September 30, 2020 and December 31, 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of September 30, 2020 and December 31, 2019, the Company had equity investments of $28.9 million and $29.7 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan due April 1, 2022 with an initial balance of $61.2 million and a maximum availability of $85.0 million. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. As of September 30, 2020, the joint venture had $62.3 million outstanding and total availability of $22.7 million to fund upcoming property renovations. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $29.1 million, with $23.3 million remaining to fund at September 30, 2020. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023. In response to the COVID-19 pandemic, on May 28, 2020, the joint venture was granted a three month interest deferral, which is required to be paid on the maturity date of the loan and is not considered a troubled debt restructuring.

The Company recognized a loss of $2.5 million and income of $0.7 million during the nine months ended September 30, 2020 and 2019, respectively, and received no distributions during the nine months ended September 30, 2020 and 2019 related to the equity investments in these joint ventures.

As of September 30, 2020 and 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at September 30, 2020, is its investment in the joint ventures of $28.9 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $23.3 million.

In addition, as of September 30, 2020 and December 31, 2019, the Company had equity investments of $0.7 million and $4.6 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. During the nine months ended September 30, 2020, the Company recognized $3.2 million in other-than-temporary impairment charges on these equity investments. The Company determined the estimated fair value of these investments using Level 3 inputs, based primarily on discounted cash flow projections. The Company recognized losses of $649 thousand and $140 thousand during the nine months ended September 30, 2020 and 2019, respectively, and received distributions of $112 thousand from its investment in these joint ventures for the nine months ended September 30, 2019. No distributions were received during the nine months ended September 30, 2020.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $4.0 million and $1.1 million at September 30, 2020 and December 31, 2019, respectively, and derivative liabilities of $11.7 million and $4.5 million derivative liabilities at September 30, 2020 and December 31, 2019, respectively. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2020 or December 31, 2019. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

As of September 30, 2020, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. Additionally, at September 30, 2020, the Company had an interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding as of September 30, 2020 are summarized below:

Fixed rate		Notional Amount (in millions)	Index	Maturity
4.0450%	(1)	$116.7	USD LIBOR	February 7, 2022
4.0575%	(1)	116.7	USD LIBOR	February 7, 2022
4.0580%	(1)	116.6	USD LIBOR	February 7, 2022
4.2450%	(1)	50.0	USD LIBOR	February 7, 2022
Total		$400.0

1.3925%		25.0	USD LIBOR	September 30, 2024
Total		$25.0
(1) As discussed in Note 8, on June 29, 2020 the Company amended its Consolidated Credit Agreement. The above fixed rates increased by 0.90% during the covenant relief period and subsequent to the Company's unsecured debt ratings being downgraded by one rating agency. The rates are scheduled to return to previous levels at the end of this period, subject to certain conditions.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2020, the Company estimates that during the twelve months ending September 30, 2021, $8.2 million will be reclassified from AOCI to interest expense.

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

During the nine months ended September 30, 2020, the Company entered into USD-CAD cross-currency swaps that were effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swaps is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2020, the Company estimates that during the twelve months ending September 30, 2021, $0.1 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2020, the Company had the following cross-currency swaps designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2020 and 2019.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2020	2019	2020	2019
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$123	$(1,106)	$(11,550)	$(8,958)
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(2,037)	174	(4,103)	1,352
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(243)	134	424	(342)
Amount of Income Reclassified from AOCI into Earnings (2)	13	135	455	426

Net Investment Hedges
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(3,827)	3,033	3,160	(1,863)
Amount of Income Recognized in Earnings (2) (3)	141	139	475	423

Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(3,947)	$2,061	$(7,966)	$(11,163)
Amount of (Expense) Income Reclassified from AOCI into Earnings	(2,024)	309	(3,648)	1,778
Amount of Income Recognized in Earnings	141	139	475	423

Interest expense, net in accompanying consolidated statements of (loss) income and comprehensive (loss) income	$41,744	$36,667	$114,837	$107,088
Other income in accompanying consolidated statements of (loss) income and comprehensive (loss) income	$182	$11,464	$8,171	$17,534
(1) Included in "Interest expense, net" in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019.
(2) Included in "Other income" in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019.
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

As of September 30, 2020, the fair value of the Company's derivatives in a liability position related to these agreements was $11.7 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset of $10.8 million. As of September 30, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
September 30, 2020 and December 31, 2019
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2020
Cross-Currency Swaps*	$—	$3,958	$—	$3,958
Interest Rate Swap Agreements**	$—	$(11,717)	$—	$(11,717)
December 31, 2019
Cross-Currency Swaps*	$—	$828	$—	$828
Interest Rate Swap Agreements*	$—	$225	$—	$225
Interest Rate Swap Agreements**	$—	$(4,495)	$—	$(4,495)
*Included in "Other assets" in the accompanying consolidated balance sheets.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis During the Nine Months Ended September 30, 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at measurement date
2020:
Real estate investments, net	$—	$7,108	$38,520	$45,628
Operating lease right-of-use assets	—	—	12,953	12,953
Investment in joint ventures	—	—	771	771

As discussed further in Note 4, during the nine months ended September 30, 2020, the Company recorded impairment charges of $62.8 million, of which $47.8 million related to real estate investments, net and $15.0 million related to operating lease right-of-use assets. Management estimated the fair value of these investments taking into account various factors including purchase offers, independent appraisals, shortened hold periods and current market conditions. The Company determined, based on the inputs, that its valuation of two of its properties with purchase offers were classified as Level 2 of the fair value hierarchy and were measured at fair value as of September 30, 2020. Six properties, two of which included operating lease right-of-use assets, were measured at fair value as of June 30, 2020 and these measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

Additionally, as discussed further in Note 9, during the nine months ended September 30, 2020, the Company recorded impairment charges $3.2 million related to its investment in joint ventures. Management estimated the fair value of these investments as of June 30, 2020, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2020 and December 31, 2019:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2020, the Company had a carrying value of $362.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.02%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.78%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $393.2 million with an estimated weighted average market rate of 8.03% at September 30, 2020.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2020, the Company had a carrying value of $1.2 billion in variable rate debt outstanding with a weighted average interest rate of approximately 2.22%. The carrying value of the variable rate debt outstanding approximated the fair value at September 30, 2020.

At December 31, 2019, the Company had a carrying value of $425.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.75%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2019.

At September 30, 2020 and December 31, 2019, $425.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At September 30, 2020, the Company had a carrying value of $2.72 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.62%. Discounting the future cash flows for fixed rate debt using September 30, 2020 market rates of 5.00% to 5.68%, management estimates the fair value of the fixed rate debt to be approximately $2.58 billion with an estimated weighted average market rate of 5.44% at September 30, 2020.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands except per share information):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(85,904)			$(111,751)
Less: preferred dividend requirements	(6,034)			(18,102)
Net loss available to common shareholders	$(91,938)	74,613	$(1.23)	$(129,853)	76,456	$(1.70)
Diluted EPS:
Net loss available to common shareholders	$(91,938)	74,613		$(129,853)	76,456
Effect of dilutive securities:
Share options	—	—		—	—
Net loss available to common shareholders	$(91,938)	74,613	$(1.23)	$(129,853)	76,456	$(1.70)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$8,809			$103,694
Less: preferred dividend requirements	(6,034)			(18,102)
Income from continuing operations available to common shareholders	$2,775	77,632	$0.04	$85,592	76,169	$1.12
Income from discontinued operations available to common shareholders	$25,194	77,632	$0.32	$62,252	76,169	$0.82
Net income available to common shareholders	$27,969	77,632	$0.36	$147,844	76,169	$1.94
Diluted EPS:
Income from continuing operations available to common shareholders	$2,775	77,632		$85,592	76,169
Effect of dilutive securities:
Share options	—	32		—	38
Income from continuing operations available to common shareholders	$2,775	77,664	$0.04	$85,592	76,207	$1.12
Income from discontinued operations available to common shareholders	$25,194	77,664	$0.32	$62,252	76,207	$0.82
Net income available to common shareholders	$27,969	77,664	$0.36	$147,844	76,207	$1.94

The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares for both the three and nine months ended September 30, 2020 and 2019, and the additional 1.7 million and 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for the three and nine months ended September 30, 2020 and 2019, respectively, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the periods presented. Options to purchase 117 thousand and 4 thousand common shares at per share prices ranging from $44.62 to $76.63 and $73.84 to $76.63 were outstanding for the three and nine months ended September 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. During the three and nine months ended September 30, 2020, the Company determined the performance and market conditions were not met, therefore, none of the 62 thousand contingently issuable performance shares were included in the computation of diluted earnings per share.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. During the nine months ended September 30, 2020, the Compensation and Human Capital Committee of the Board approved the 2020 Long Term Incentive Plan (2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At September 30, 2020, there were 745,650 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63
Exercised	(1,410)	44.98	—	44.98	44.98
Granted	2,890	69.19	—	69.19	69.19
Forfeited/Expired	(2,820)	44.98	—	44.98	44.98
Outstanding at September 30, 2020	116,690	$44.62	—	$76.63	$56.36
The weighted average fair value of options granted was $3.73 and $4.64 during the nine months ended September 30, 2020 and 2019, respectively. The intrinsic value of share options exercised was $22 thousand and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes outstanding and exercisable options at September 30, 2020:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.62 - 49.99	27,215	1.6			27,215	1.6
50.00 - 59.99	31,710	3.8			29,793	3.5
60.00 - 69.99	53,609	5.7			50,719	4.4
70.00 - 76.63	4,156	7.3			2,148	6.8
	116,690	4.3	$56.36	$—	109,875	3.5	$55.67	$—

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	509,338	$67.88
Granted	211,549	69.09
Vested	(228,557)	67.76
Forfeited	(4,591)	67.63
Outstanding at September 30, 2020	487,739	$68.46	1.06
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $16.0 million and $22.7 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, unamortized share-based compensation expense related to nonvested shares was $15.5 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Number of Performance Shares
Outstanding at December 31, 2019	—
Granted	61,615
Vested	—
Forfeited	—
Outstanding at September 30, 2020	61,615

The number of common shares issuable upon settlement of the performance shares granted during the nine months ended September 30, 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2022: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $3.0 million. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 1.4%, volatility factors in the expected market price of the Company's common shares of 18% and an expected life of three years. At September 30, 2020, unamortized share-based compensation expense related to nonvested performance shares was $2.2 million.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2020, achievement of the performance condition for the performance shares granted during the nine months ended September 30, 2020 was deemed not probable.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the nine months ended September 30, 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $29 thousand.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	26,236	$77.54
Granted	74,767	31.57
Vested	(26,236)	77.54
Outstanding at September 30, 2020	74,767	$31.57	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. At September 30, 2020, unamortized share-based compensation expense related to restricted share units was $1.6 million.

14. Discontinued Operations

During the year ended December 31, 2019, the Company completed the sale of its public charter school portfolio with the largest disposition occurring on November 22, 2019 consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. The Company determined the dispositions of the remaining public charter school portfolio in 2019 represented a strategic shift that had a major effect on the Company's operations and financial results. Therefore, all public charter school investments disposed of by the Company during the year ended December 31, 2019 qualified as discontinued operations. Accordingly, the historical financial results of these public charter school investments are reflected in the Company's consolidated financial statements as discontinued operations for the three and nine months ended September 30, 2019.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Rental revenue	$10,300	$31,058
Mortgage and other financing income	5,206	12,421
Total revenue	15,506	43,479
Property operating expense	169	585
Costs associated with loan refinancing or payoff	138	138
Interest expense, net	(27)	(344)
Depreciation and amortization	3,490	10,796
Income from discontinued operations before other items	11,736	32,304
Gain on sale of real estate	13,458	29,948
Income from discontinued operations	$25,194	$62,252

The cash flow information relating to discontinued operations are as follows (in thousands):

Nine Months Ended September 30, 2019
Depreciation and amortization	$10,796
Acquisition of and investments in real estate and other assets	(4,702)
Proceeds from sale of real estate	165,014
Investment in mortgage notes receivable	(4,966)
Proceeds from mortgage notes receivable paydowns	18,419
Additions to properties under development	(21,498)

Non-cash activity:
Transfer of property under development to real estate investments	$28,099
Interest cost capitalized	344

15. Operating Leases

The Company’s real estate investments are leased under operating leases. As described in Note 2, the Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2020 and December 31, 2019, the Company was lessee in 57 operating ground leases, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. In the event the tenant fails to pay the ground lease rent, the Company would be primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements, and lease costs, including impairment charges on operating lease right-of-use assets, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Rental revenue
Operating leases (1)	Rental revenue	$54,785	$145,031	$283,891	$420,768
Sublease income - operating ground leases (2)	Rental revenue	$806	$5,931	$4,274	$17,489

Lease costs
Operating ground lease cost	Property operating expense	$6,015	$6,407	$18,515	$18,410
Operating office lease cost	General and administrative expense	$226	$226	$678	$682
Operating lease right-of-use asset impairment charges (3)	Impairment charges	$—	$—	$15,009	$—

(1) During the three and nine months ended September 30, 2020, the Company wrote-off straight-line rent receivables totaling $20.4 million and $25.4 million, respectively, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. Additionally, during the three and nine months ended September 30, 2020, the Company wrote-off lease receivables from tenants totaling $22.8 million and $23.0 million, respectively, to minimum rent and percentage rent classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income related to tenants being recognized on a cash basis.
(2) During the three and nine months ended September 30, 2020, the Company wrote-off sub-lessor ground lease straight-line rent receivables totaling $3.5 million and $11.5 million, respectively, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. Additionally, during both the three and nine months ended September 30, 2020, the Company wrote-off sub-lessor ground lease receivables from tenants totaling $1.4 million to minimum rent classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income related to tenants being recognized on a cash basis.
(3) During the nine months ended September 30, 2020, the Company recognized impairment charges of $15.0 million related to the operating lease right-of-use assets at two of its properties. See Note 4 for the details on these impairments.

16. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education. Due to the Company's change to two reportable segments during the year ended December 31, 2019, certain reclassifications have been made to the 2019 presentation to conform to the current presentation.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,179,510	$726,271	$1,001,429	$6,907,210

	As of December 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,307,295	$730,165	$540,051	$6,577,511

Operating Data:
	Three Months Ended September 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$40,270	$15,321	$—	$55,591
Other income	14	13	155	182
Mortgage and other financing income	7,761	343	—	8,104
Total revenue	48,045	15,677	155	63,877

Property operating expense	13,011	550	198	13,759
Other expense	2,680	—	—	2,680
Total investment expenses	15,691	550	198	16,439
Net operating income (loss) - before unallocated items	32,354	15,127	(43)	47,438

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(10,034)
Interest expense, net				(41,744)
Transaction costs				(2,776)
Credit loss expense				(5,707)
Impairment charges				(11,561)
Depreciation and amortization				(42,059)
Equity in loss from joint ventures				(1,044)
Income tax expense				(18,417)
Net loss				(85,904)
Preferred dividend requirements				(6,034)
Net loss available to common shareholders of EPR Properties				$(91,938)

Operating Data:
	Three Months Ended September 30, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$133,620	$17,342	$—	$150,962
Other income	11,190	—	274	11,464
Mortgage and other financing income	6,620	310	—	6,930
Total revenue	151,430	17,652	274	169,356

Property operating expense	13,338	937	219	14,494
Other expense	11,403	—	—	11,403
Total investment expenses	24,741	937	219	25,897
Net operating income - before unallocated items	126,689	16,715	55	143,459

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(11,600)
Severance expense				(1,521)
Costs associated with loan refinancing or payoff				(38,269)
Interest expense, net				(36,667)
Transaction costs				(5,959)
Depreciation and amortization				(41,644)
Equity in loss from joint ventures				(435)
Gain on sale of real estate				845
Income tax benefit				600
Discontinued operations:
Income from discontinued operations				11,736
Gain on sale of real estate from discontinued operations				13,458
Net income				34,003
Preferred dividend requirements				(6,034)
Net income available to common shareholders of EPR Properties				$27,969

Operating Data:
	Nine Months Ended September 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$243,134	$45,031	$—	$288,165
Other income	7,227	13	931	8,171
Mortgage and other financing income	23,913	1,000	—	24,913
Total revenue	274,274	46,044	931	321,249

Property operating expense	39,854	1,719	608	42,181
Other expense	15,012	—	—	15,012
Total investment expenses	54,866	1,719	608	57,193
Net operating income - before unallocated items	219,408	44,325	323	264,056

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(31,454)
Costs associated with loan refinancing or payoff				(820)
Interest expense, net				(114,837)
Transaction costs				(4,622)
Credit loss expense				(10,383)
Impairment charges				(62,825)
Depreciation and amortization				(128,319)
Equity in loss from joint ventures				(3,188)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				242
Income tax expense				(16,354)
Net loss				(111,751)
Preferred dividend requirements				(18,102)
Net loss available to common shareholders of EPR Properties				$(129,853)

Operating Data:
	Nine Months Ended September 30, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$386,907	$51,350	$—	$438,257
Other income	16,684	—	850	17,534
Mortgage and other financing income	24,749	1,083	—	25,832
Total revenue	428,340	52,433	850	481,623

Property operating expense	41,274	2,689	679	44,642
Other expense	19,494	—	—	19,494
Total investment expenses	60,768	2,689	679	64,136
Net operating income - before unallocated items	367,572	49,744	171	417,487

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(35,540)
Severance expense				(1,941)
Costs associated with loan refinancing or payoff				(38,269)
Interest expense, net				(107,088)
Transaction costs				(18,005)
Depreciation and amortization				(116,436)
Equity in income from joint ventures				524
Gain on sale of real estate				457
Income tax benefit				2,505
Discontinued operations:
Income from discontinued operations				32,304
Gain on sale of real estate from discontinued operations				29,948
Net income				165,946
Preferred dividend requirements				(18,102)
Net income available to common shareholders of EPR Properties				$147,844

17. Other Commitments and Contingencies

As of September 30, 2020, the Company had 18 development projects with commitments to fund an aggregate of approximately $125.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2020, the Company had three mortgage notes and notes receivable with commitments totaling approximately $23.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2020, the Company had two surety bonds outstanding totaling $31.6 million.

18. Subsequent Events

On November 3, 2020, the Company further amended its Consolidated Credit Agreement, which governs its unsecured revolving and unsecured term loan facilities. The amendment modified certain provisions and extended the waiver of the Company's obligation to comply with the covenants discussed under Note 8 through December 31, 2021 in light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company can still elect to terminate the covenant relief period early, subject to certain conditions. The loans subject to the modifications continue to bear interest at the same higher rates during the covenant relief period as specified in the previous waiver obtained on June 29, 2020, and will return to the original pre-waiver levels at the end of such period, subject to certain conditions. The rates during and after the covenant relief period continue to be subject to change based on unsecured debt ratings, as defined in the agreement. The amendment also continues to impose the additional restrictions on the Company discussed under Note 8 during the covenant relief period; provided that (i) the limitation on investments and guarantees of indebtedness from October 1, 2020 to the end of the covenant relief period was set at $175.0 million (the limitation was previously $75.0 million from June 29, 2020 to December 31, 2020 and $50.0 million during the calendar quarter commencing on January 1, 2021); and (ii) the limitation on capital expenditures from October 1, 2020 to the end of the covenant relief period was set at $175.0 million (the limitation was previously $125.0 million from June 29, 2020 to December 31, 2020 and $50.0 million during the calendar quarter commencing on January 1, 2021). In addition, the amount of proceeds from assets sales that are exempt from the requirement to apply such proceeds to the prepayment of outstanding indebtedness under the unsecured revolving and unsecured term loan facilities and private placement notes was raised from $100.0 million to $150.0 million. The amendment also increased the amount of liquidity the Company and its subsidiaries is required to maintain during the covenant relief period from $250.0 million to $500.0 million. The Company is currently in process of negotiating a similar covenant waiver extension relating to its $340.0 million of private placement notes.

Subsequent to September 30, 2020, Fitch and Standard and Poor's downgraded the credit ratings for the Company's unsecured debt to BB+. As a result, the interest rate payable on the Company's outstanding private placement notes increased by 0.60%. If the Company's unsecured debt rating is further downgraded by Moody's, the interest rate spreads on the Company's outstanding borrowings under its unsecured revolving and unsecured term loan facilities would increase by an additional 0.35%. In addition, as a result of these downgrades, the Company is in the process of causing certain of its key subsidiaries to guarantee the Company's obligations under its unsecured revolving and unsecured term loan facilities, private placement notes and other outstanding senior unsecured notes in accordance with existing agreements with the holders of such indebtedness. If the Company's unsecured debt rating is further downgraded by Moody's, the Company will also be required to cause the equity owners of certain of those guarantor subsidiaries to pledge their equity interests in such guarantor subsidiaries to secure the Company's obligations under its unsecured revolving and unsecured term loan facilities and its private placement notes.

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

As of September 30, 2020, our total assets were approximately $6.9 billion (after accumulated depreciation of approximately $1.1 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at September 30, 2020. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2020 and December 31, 2019. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2020, our Experiential investments comprised $5.9 billion, or 89%, and our Education investments comprised $0.8 billion, or 11%, of our total investments.
As of September 30, 2020, our Experiential segment consisted of the following property types (owned or financed):
•180 theatre properties;
•56 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•13 ski properties;
•six experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of September 30, 2020, our owned Experiential real estate portfolio consisted of approximately 19.5 million square feet, which was 96.4% leased and included $44.1 million in property under development and $22.8 million in undeveloped land inventory.

As of September 30, 2020, our Education segment consisted of the following property types (owned or financed):
•69 early childhood education center properties; and
•16 private school properties.

As of September 30, 2020, our owned Education real estate portfolio consisted of approximately 1.9 million square feet, which was 100% leased and included $3.0 million in undeveloped land inventory.

The combined owned portfolio consisted of 21.4 million square feet and was 96.7% leased.

COVID-19 Update
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict, as information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many jurisdictions within the United States and abroad have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is severely impacting experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Substantially all of our non-theatre locations and many of our theatre locations have re-opened as of September 30, 2020. However, certain theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many major studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. The severity of the impact of COVID-19 on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on consumers and our customers and the responses taken by states and local governments, all of which are uncertain and cannot be predicted. COVID-19 has negatively affected, and COVID-19 (or a future pandemic) could have material and adverse effects on, our ability to successfully operate and on our financial condition, results of operations and cash flows.

Our Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on the assumptions and estimates used in determining our financial condition and results of operations for the nine months ended September 30, 2020. The following were adverse impacts to our financial statements during the nine months ended September 30, 2020:

•We wrote-off receivables from tenants and straight-line rent receivables totaling $62.6 million directly to rental revenue upon determination that the collectibility of these receivables or future lease payments from these tenants were no longer probable. Additionally, we determined that future rental revenue related to these tenants, including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group, will be recognized on a cash basis. The straight line rent receivable represented $36.9 million of this write-off and was comprised of $25.4 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable.
•We reduced rental revenue by $6.8 million due to rent contractual abatements.
•We deferred approximately $75.4 million of amounts due from tenants and $3.6 million due from borrowers that were booked as receivables. Additionally, we have amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrower and some are still being negotiated.
•We recognized $62.8 million in impairment charges during the nine months ended September 30, 2020, which was comprised of $47.8 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets. We also recognized impairment charges on joint ventures of $3.2 million related to our equity investments in three theatre projects located in China.
•We increased our expected credit losses by $10.4 million from our implementation estimate of $2.2 million. This increase was primarily due to credit loss expense related to one note receivable to fully reserve the outstanding principal balance of $6.5 million as a result of recent changes in the borrower's financial status due to the impact of the COVID-19 pandemic. The remaining increase was due to economic uncertainty and the rapidly changing environment surrounding the pandemic.
•We recognized a full valuation allowance of $18.0 million on our deferred tax assets related to our taxable REIT subsidiary ("TRS") and Canadian tax paying entity as a result of the uncertainty of realization caused by the impact of the COVID-19 pandemic.
•On March 20, 2020, we borrowed $750.0 million under our unsecured revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility given the global uncertainty caused by the COVID-19 pandemic.
•On June 29, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. We pay higher interest costs during the covenant relief period. On November 3, 2020, we further amended our Consolidated Credit Agreement to extend the covenant waivers through December 31, 2021, in light of continuing impacts of the COVID-19 pandemic. We can elect to terminate the covenant relief period early, subject to certain conditions. We are also currently negotiating similar covenant waiver extensions related to our Note Purchase Agreement.

The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also impose additional restrictions on us during the covenant relief period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions, and share repurchases, in each case subject to certain exceptions. See Note 8 and Note 18 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details.

On March 24, 2020, our Board of Trustees (the "Board") announced approval of a limited share repurchase program in response to the extraordinary dislocation in our common share price. We may repurchase up to $150 million of our common shares, but there is no requirement that we repurchase a minimum number of common shares. The share repurchase program is scheduled to expire on December 31, 2020, however, we suspended the program upon the effective date of the covenant modification agreements on June 29, 2020. During the nine months ended September 30, 2020, we repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan. There can be no assurances as to our ability to reinstitute the share repurchase program in future periods or the timing thereof.

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

For the three months ended September 30, 2020, tenants and borrowers paid approximately 41% of third quarter 2020 pre-COVID contractual cash rent and interest payments. The Company has reached resolution with customers representing approximately 90% of its annualized pre-COVID contractual cash rent and interest payments, however, additional deferral agreements related to certain theatre tenants are currently being negotiated. While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the FASB Staff Q&A, are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

In February 2020, the Compensation and Human Capital Committee (the “Compensation Committee”) established performance metrics for the annual incentive program applicable to the Company’s executives. These metrics were tailored to provide incentives to achieve the Company’s 2020 goals and objectives at the time that they were originally established. The subsequent impact of the COVID-19 pandemic on the Company, its customers and the economy dramatically changed the 2020 goals and objectives of the Company, making the established performance metrics unachievable and largely irrelevant. The Compensation Committee has been reviewing with management new goals and objectives mandated by the pandemic and is considering adopting a short-term incentive program with performance metrics that specifically address those goals and objectives, including metrics focused on cash collections and liquidity.

Operating Results
Our total revenue from continuing operations, net (loss) income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total revenue from continuing operations	$63.9	$169.4	(62)%	$321.2	$481.6	(33)%
Net (loss) income available to common shareholders per diluted share	$(1.23)	$0.36	(442)%	$(1.70)	$1.94	(188)%
FFOAA per diluted share	$(0.16)	$1.46	(111)%	$1.25	$4.19	(70)%

The major factors impacting our results for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019 were as follows:
•The effects of COVID-19 as described above;
•The effect of investment spending that occurred in 2020 and 2019;
•The effect of property dispositions and mortgage note payoffs that occurred in 2020 and 2019;
•The decrease in other income and other expenses primarily from the operations of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York and the impacts of the COVID-19 pandemic on this property;
•The decrease in termination fees included in gain on sale related to the sale of Education properties as well as lower gains on sale of real estate;
•The decrease in transaction costs; and
•The decrease in common shares outstanding.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the nine months ended September 30, 2020, there were no changes to critical accounting policies except for that noted in the COVID-19 discussion above and as noted below.

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

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2020 and 2019 totaled $62.3 million and $684.7 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2020
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$28,959	$3,515	$3,336	$22,108	$—	$—
Eat & Play	14,989	13,915	1,074	—	—	—
Attractions	655	—	655	—	—	—
Ski	89	—	—	—	89	—
Experiential Lodging	13,673	10,849	1,134	—	—	1,690
Cultural	156	—	156	—	—	—
Fitness & Wellness	3,768	—	—	—	3,768	—
Total Experiential	62,289	28,279	6,355	22,108	3,857	1,690

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$62,292	$28,279	$6,355	$22,108	$3,860	$1,690

Nine Months Ended September 30, 2019
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	410,518	$4,385	$28,305	$377,828	$—	$—
Eat & Play	66,078	45,313	3,244	1,321	16,200	—
Attractions	102	—	—	—	102	—
Ski	288	—	288	—	—	—
Experiential Lodging	118,974	52,760	923	—	64,186	1,105
Gaming	258	258	—	—	—	—
Cultural	30,463	—	—	23,963	6,500	—
Fitness & Wellness	4,555	—	—	—	4,555	—
Total Experiential	631,236	102,716	32,760	403,112	91,543	1,105

Education:
Early Childhood Education Centers	17,341	1,819	1,156	5,871	8,495	—
Private Schools	4,914	4,914	—	—	—	—
Public Charter Schools	31,169	26,204	—	—	4,965	—
Total Education	53,424	32,937	1,156	5,871	13,460	—

Total Investment Spending	$684,660	$135,653	$33,916	$408,983	$105,003	$1,105

The above amounts include $9 thousand and $34 thousand in capitalized payroll, $0.8 million and $5.0 million in capitalized interest and $0.3 million and $0.4 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2020 and 2019, respectively. Excluded from the table above is approximately $11.1 million and $13.2 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2020 and 2019, respectively.

We limited our investment spending during the nine months ended September 30, 2020 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. We will continue to limit our investment spending during the covenant relief period under the amendments to the agreements governing our bank credit facilities and private placement notes as discussed above.

Dispositions
During the nine months ended September 30, 2020, we completed the sale of three early education properties for net proceeds totaling $3.8 million. In connection with these sales, we recognized a combined gain on sale of $0.2 million.

AMC Restructuring
On July 31, 2020, we entered into a Forbearance Agreement (“Forbearance Agreement”), a Master Lease Agreement (the “Master Lease”) and seven amended lease agreements (the “Transitional Leases” and collectively with the Master Lease, the “Leases”) with American Multi-Cinema, Inc. and certain affiliates (“AMC”) relating to 53 properties leased by us to AMC (the “Leased Properties”) on the date the agreement was executed. We entered into the Master Lease with AMC relating to 46 theatres (“Master Lease Properties”) and amended the Transitional Leases relating to seven theatres (“Transitional Properties”), each of which is effective July 1, 2020.

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

Pursuant to the Master Lease and the Forbearance Agreement, during the period of July 1, 2020 through December 31, 2020, AMC will pay percentage rent (15% of gross receipts) in lieu of fixed rent for the Leased Properties. The difference between the percentage rent paid and fixed rent due under the Leases represents an additional deferred amount that, beginning in February 2021, will be added to fixed cash rent and amortized over the first 14 years of the term of the applicable Lease or the expiration of the current term of the Lease, whichever is earlier. During the nine months ended September 30, 2020, we recognized $205 thousand in percentage rent from AMC which related to the period they were open in late August. The payment expected for September will be recognized in the fourth quarter of 2020 when the payment is received due to recognizing AMC's revenue on a cash basis.

The Master Lease Properties have been divided into four tranches, with the initial term of each tranche expiring annually from June 30, 2034 to June 30, 2037. The Transitional Leases have expiration dates occurring between November 2026 and March 2029. On July 31, 2020, we terminated one Transitional Lease with AMC and on October 19, 2020, we provided a 60-day notice to terminate one additional Transitional Lease with AMC. Both Transitonal Leases were terminated in advance of us selling the properties.

We believe that the AMC restructuring significantly improves our long-term position with respect to AMC, while providing AMC with deferrals it needs during the pandemic and better performing theatres in the future. Specifically:

•The Master Lease was designed with the intention that the parties will respect the master lease characterization at all times, which we believe will enhance our position in the event of a reorganization proceeding regarding AMC,

•The lease terms on properties included in the Master Lease were increased by an average of nine years, and
•We have the ability to reduce our exposure to AMC through the option to terminate each of the seven Transitional Leases and re-brand or sell them with the cooperation of AMC. On July 31, 2020, we terminated one Transitional Lease with AMC and on October 19, 2020, we provided a 60-day notice to terminate one additional Transitional Lease with AMC. Both leases were terminated in advance of selling the properties.

Impairment Charges
As a result of the COVID-19 pandemic, many of our properties temporarily closed and we negotiated and continue to negotiate lease modifications that include rent reductions or modifications. As part of this process, we reassessed the expected holding periods of such properties and determined that the estimated cash flows were not sufficient to recover the carrying values of eight properties. Accordingly, we recognized impairment charges of $62.8 million, which were comprised of $47.8 million of impairments of real estate investments at eight properties and $15.0 million of impairments of operating lease right-of-use assets at two of these properties. See Note 4 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to these impairment charges.

During the nine months ended September 30, 2020, we recognized other-than-temporary impairment charges of $3.2 million on our equity investments in three theatre projects located in China. See Note 9 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to these impairment charges.

Results of Operations

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Minimum rent (1)	$69,697	$139,844	$(70,147)	$297,505	$404,750	$(107,245)
Percentage rent (2)	1,303	3,032	(1,729)	5,514	8,534	(3,020)
Straight-line rent (3)	(17,969)	2,866	(20,835)	(25,448)	7,631	(33,079)
Tenant reimbursements (4)	2,413	5,129	(2,716)	10,280	17,074	(6,794)
Other rental revenue	147	91	56	314	268	46
Total Rental Revenue	$55,591	$150,962	$(95,371)	$288,165	$438,257	$(150,092)

Other income (5)	182	11,464	(11,282)	8,171	17,534	(9,363)
Mortgage and other financing income	8,104	6,930	1,174	24,913	25,832	(919)
Total revenue	$63,877	$169,356	$(105,479)	$321,249	$481,623	$(160,374)

(1) For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the decrease in minimum rent resulted primarily from the impact of COVID-19, including $63.8 million for tenants recognized on a cash basis or as restructured, as well as $6.8 million for properties with deferred rent not recognized because collection was determined not probable and contractual rent abatements. In addition, there was a decrease in rental revenue of $1.7 million from property dispositions not classified in discontinued operations. This was partially offset by an increase in minimum rent of $1.7 million related to property acquisitions and developments completed in 2020 and 2019 and $0.5 million in increases on existing properties.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the decrease in minimum rent resulted primarily from the impact of COVID-19, including $97.6 million for tenants recognized rent on a cash basis or as restructured, as well as $17.3 million for properties with deferred rent not recognized because collection was determined not probable and contractual rent abatements. In addition, there was a decrease in rental revenue of $4.0 million from property dispositions not classified in discontinued operations. This was partially offset by an increase in minimum rent of $9.3 million related to property acquisitions and developments completed in 2020 and 2019 and $2.4 million in increases on existing properties.

During the nine months ended September 30, 2020, we renewed 15 lease agreements on approximately 0.9 million square feet. These extension agreements (which exclude restructured agreements with AMC as discussed in "Recent Developments") were negotiated with our tenants in conjunction with rent deferrals as a result of the impact of COVID-19. The extension periods for these agreements will begin in future periods, between 2021 and 2031. Upon the commencement of the extension periods, we expect a weighted average increase of approximately 8% in rental rates. We paid no leasing commissions with respect to these lease renewals.

(2) The decrease in percentage rent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily related to lower percentage rent recognized from one attraction property, one eat and play tenant and one early education tenant.

The decrease in percentage rent for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily related to lower percentage rent recognized from one ski property, one attraction property and one early education tenant. These decreases were partially offset by increases in percentage rent from one gaming property and one private school tenant.

(3) For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the decrease in straight-line rent resulted primarily from write-offs totaling $23.9 million during the three months ended September 30, 2020, which was comprised of $20.4 million of straight-line accounts receivable and $3.5 million of sub-lessor ground lease straight-line accounts receivable, due to the COVID-19 pandemic. This was partially offset by an increase in straight-line rent related to property acquisitions and developments completed in 2020 and 2019.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the decrease in straight-line rent resulted primarily from write-offs totaling $36.9 million during the nine months ended September 30, 2020, which was comprised of $25.4 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable, due to the COVID-19 pandemic. This was partially offset by an increase in straight-line rent related to property acquisitions and developments completed in 2020 and 2019.

(4) The decrease in tenant reimbursements during the three and nine months ended September 30, 2020 was primarily due to COVID-19 contractual abatements (which in certain cases included tenant reimbursements), tenant deferrals that were not recognized because collection was not probable and vacancies. Additionally, during the nine months ended September 30, 2020, we had $4.4 million less in the gross-up of tenant reimbursed expenses for property taxes at certain properties that began paying this expense directly.

(5) The decrease in other income for the three and nine months ended September 30, 2020 related primarily to a decrease in operating income as a result of COVID-19 closures at the Kartrite Resort and a theatre property.

Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019		Change	2020	2019	Change
Property operating expense (1)	$13,759	$14,494		$(735)	$42,181	$44,642	$(2,461)
Other expense (2)	2,680	11,403		(8,723)	15,012	19,494	(4,482)
General and administrative expense (3)	10,034	11,600		(1,566)	31,454	35,540	(4,086)
Severance expense	—	1,521		(1,521)	—	1,941	(1,941)
Costs associated with loan refinancing or payoff (4)	—	38,269		(38,269)	820	38,269	(37,449)
Interest expense, net (5)	41,744	36,667		5,077	114,837	107,088	7,749
Transaction costs (6)	2,776	5,959		(3,183)	4,622	18,005	(13,383)
Credit loss expense (7)	5,707	—		5,707	10,383	—	10,383
Impairment charges (8)	11,561	—		11,561	62,825	—	62,825
Depreciation and amortization (9)	42,059	41,644		415	128,319	116,436	11,883
Equity in (loss) income from joint ventures (10)	(1,044)	(435)		(609)	(3,188)	524	(3,712)
Impairment charges on joint ventures (11)	—	—	—	—	(3,247)	—	(3,247)
Gain on sale of real estate	—	845		(845)	242	457	(215)
Income tax (expense) benefit (12)	(18,417)	600		(19,017)	(16,354)	2,505	(18,859)
Income from discontinued operations before other items (13)	—	11,736		(11,736)	—	32,304	(32,304)
Gain on sale of real estate from discontinued operations (14)	—	13,458		(13,458)	—	29,948	(29,948)
Preferred dividend requirements	(6,034)	(6,034)		—	(18,102)	(18,102)	—
(1) Our property operating expenses arise from the operations of our retail centers and other specialty properties as well as operating ground lease expense, vacancy expense and the gross up of tenant reimbursed expenses. The decrease in property operating expenses resulted from bad debt expense booked in 2019, as well as a decrease in the gross-up of tenant reimbursed expenses for property taxes at our gaming property and the transfer of certain early education properties as these tenants are now paying these costs directly. These decreases were partially offset by an increase in costs due to higher vacancies.
(2) The decrease in other expenses for the three and nine months ended September 30, 2020 related to a decrease in operating expenses as a result of COVID-19 closures at the Kartrite Resort and a theatre property.
(3) The decrease in general and administrative expense for the three and nine months ended September 30, 2020 was primarily due to a decrease in payroll and benefits costs, as well as travel and certain professional fees.

(4) Costs associated with loan refinancing or payoff for the three and nine months ended September 30, 2019 related to the tender and redemption of our 5.75% Senior Notes due 2022.

(5) The increase in interest expense, net for the three and nine months ended September 30, 2020 resulted primarily from an increase in average borrowings as well as a decrease in interest cost capitalized on development projects. This was partially offset by a decrease in our weighted average interest rate on outstanding debt and an increase in interest income from short-term investments related to cash on hand.

(6) The decrease in transaction costs for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to less costs related to the transfer of our CLA properties to Crème. The decrease in transaction costs for the nine months ended September 30, 2020 compared to the nine months ended September 20, 2019 was primarily due to pre-opening costs related to the Kartrite Resort, which opened in May 2019, as well as less costs related to the transfer of our CLA properties to Creme.

(7) Credit loss expense for the three and nine months ended September 30, 2020 was recognized in conjunction with our implementation of the new current expected credit losses standard (Topic 326). In addition, credit loss expense for the three and nine months ended September 30, 2020 included $6.5 million of credit loss expense that was recognized to reserve the outstanding principal balance of one note receivable due to recent changes in the borrower's financial status due to the COVID-19 pandemic.

(8) Impairment charges recognized during the three and nine months ended September 30, 2020 related to eight properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic. Impairment charges recognized during the nine months ended September 30, 2020 were comprised of $47.8 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets.

(9) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2019 and 2020 as well as the acceleration of amortization on an in-place lease intangible related to a vacant property. This increase was partially offset by decreases related to property dispositions that occurred during 2019 and 2020.

(10) The increase in equity in (loss) income from joint ventures resulted primarily from losses recognized at our joint ventures projects located in St. Petersburg Beach, Florida, and our joint ventures in three theatre projects in China. These properties were negatively impacted due to COVID-19 closures.

(11) Impairment charges on joint ventures for the nine months ended September 30, 2020 related to other-than-temporary impairment charges on three theatre projects located in China. See Note 9 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

(12) The increase in income tax expense for the three and nine months ended September 30, 2020 compared to income tax benefit for the three and nine months ended September 30, 2019 is primarily related to the recognition of a full valuation allowance on deferred tax assets for our Canadian operations and certain TRSs as a result of the economic uncertainty caused by the COVID-19 pandemic.

(13) Income from discontinued operations before other items for the three and nine months ended September 30, 2019 related to the operating results of public charter school investments disposed in 2019. See Note 14 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on discontinued operations.

(14) Gain on sale of real estate from discontinued operations for the three months ended September 30, 2019 was related to the exercise of three tenant purchase options on public charter schools as well as the sale of one other public charter school. Adding to the gain on sale of real estate from discontinued operations during the nine months ended September 30, 2019 was the disposition of six public charter schools pursuant to tenant purchase options and three other public charter school properties and one land parcel.

Liquidity and Capital Resources

Cash and cash equivalents were $985.4 million at September 30, 2020. In addition, we had restricted cash of $2.4 million at September 30, 2020. Of the restricted cash at September 30, 2020, $2.0 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and $0.4 million primarily related to escrow deposits held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Share Repurchase Program

At September 30, 2020, we had total debt outstanding of $3.9 billion of which 99% was unsecured.

At September 30, 2020, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On June 29, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. On November 3, 2020, we further amended our Consolidated Credit Agreement to extend the covenant waivers through December 31, 2021 and make certain other modifications. We can elect to terminate the covenant relief period early, subject to certain conditions. We are also currently negotiating similar covenant waiver extensions relating to our Note Purchase Agreement. See Note 8 and Note 18 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details.

At September 30, 2020, we had $750.0 million outstanding under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.13%, with a facility fee of 0.375%. Subsequent to September 30, 2020, our unsecured debt rating was downgraded to BB+ by both Fitch and Standard & Poor's. If our unsecured debt rating is further downgraded by Moody's, the interest rate on the revolving credit facility would increase by 0.35% during the covenant relief period. After the covenant relief period and based on our current unsecured debt ratings, the interest rate will be LIBOR plus 1.20% (with a LIBOR floor of zero) and the facility fee will be 0.25%, however these rates are subject to change based on our unsecured debt ratings.

At September 30, 2020, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.50%. Similar to the unsecured revolving credit facility discussed above, if our unsecured debt rating is further downgraded by Moody's, the interest rate on the term loan facility would increase by 0.35% during the covenant relief period. After the covenant relief period and based on our current unsecured debt ratings, the interest rate will be LIBOR plus 1.35% (with a LIBOR floor of zero), however these rates are subject to change based on our unsecured debt ratings. As of September 30, 2020, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022. During the covenant relief period and based on our current unsecured debt ratings, the interest rate swaps are fixed at 4.05% for $350.0 million of borrowings and 4.25% for the remaining $50.0 million of borrowings, and after the covenant relief period will be 3.40% for $350.0 million of borrowings and 3.60% for the remaining $50.0 million of borrowings, however these rates are subject to change based on the Company’s unsecured debt ratings.

At September 30, 2020, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. Initially during the covenant relief period, the interest rates for the private placement notes were 5.00% and 5.21% for the Series A notes due 2024 and the Series B notes due 2026, respectively. Subsequent to September 30, 2020, as a result of downgrades of our unsecured debt ratings by Fitch and Standard and Poor's, the spreads on the private placement notes each increased by 0.60% during the covenant relief period. After the covenant relief period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively. As discussed above, we are currently negotiating covenant waiver extensions relating to our private placement notes.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories, stock repurchases and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. The amendments to these debt agreements imposed a new minimum liquidity financial covenant during the covenant relief period, provided relief from compliance with certain other financial covenants during the covenant relief period and permanently modified certain other financial covenants. The amendments also impose additional restrictions on us during the covenant relief period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions, and share repurchases, in each case subject to certain exceptions. In addition, the amendments require us to cause certain of our key subsidiaries to guarantee our obligations and pledge the equity interests of such subsidiary guarantors upon the occurrence of certain events during the covenant relief period. As a result of the credit rating downgrades by Fitch and Standard & Poor's discussed above, we are in the process of causing certain of our key subsidiaries to guarantee the Company's obligations under its unsecured credit facilities, private placement notes and other outstanding senior unsecured notes in accordance with existing agreements with the holders of such indebtedness. If the Company's unsecured debt rating is further downgraded by Moody's, we will also be required to cause the equity owners of certain of those guarantor subsidiaries to pledge their equity interest in such guarantor subsidiaries to secure the Company's obligations under its unsecured credit facilities and its private placement notes. See Note 8 and Note 18 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details regarding these amendments.

Additionally, our unsecured credit facilities, private placement notes and unsecured senior notes contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million. Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial and other covenants under our debt instruments at September 30, 2020.

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

During the nine months ended September 30, 2020, our Board of Trustees approved a share repurchase program to which we may repurchase up to $150.0 million of our common shares. The share repurchase program is scheduled to expire on December 31, 2020; however, we suspended the program on the effective date of the covenant modification agreements, June 29, 2020, as discussed above. During nine months ended September 30, 2020, we repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders and, to a lesser extent, share repurchases. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$59,478	$337,262
Net cash used by investing activities	(70,897)	(284,750)
Net cash provided by financing activities	467,885	50,663

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

As discussed above, we have agreed to rent and mortgage payment deferral arrangements with substantially all of our customers as a result of the COVID-19 pandemic. Accordingly, in the near term, we expect to fund our short-term liquidity requirements primarily with cash on hand, including funds borrowed under our unsecured revolving credit facility.
Commitments
As of September 30, 2020, we had 18 development projects with commitments to fund an aggregate of approximately $125.9 million, of which approximately $20.3 million is expected to be funded in 2020. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2020, we had three mortgage notes with commitments totaling approximately $23.7 million of which approximately $5.2 million is expected to be funded in 2020. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2020, we had two surety bonds outstanding totaling $31.6 million.

Liquidity Analysis
As noted above, we had $750.0 million outstanding under our unsecured revolving credit facility. We borrowed these funds on March 20, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets due to the COVID-19 pandemic. In addition, we deferred our anticipated gaming venue investment and all other uncommitted investment spending due to unfavorable market conditions. We believe our unrestricted cash position of approximately $985.4 million will provide us with sufficient liquidity and aid us in this time of market disruption.

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
We expect to maintain our net debt to adjusted EBITDA ratio over the long-term between 4.6x to 5.6x. Our net debt to adjusted EBITDA was not meaningful at September 30, 2020 given the temporary disruption caused by COVID-19 and the associated accounting for tenant rent deferrals and other lease modifications. Our net debt to gross assets ratio was 42% as of September 30, 2020 (see "Non-GAAP financial measures" for calculation).

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2020 and 2019 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO:
Net (loss) income available to common shareholders of EPR Properties	$(91,938)	$27,969	$(129,853)	$147,844
Gain on sale of real estate	—	(14,303)	(242)	(30,405)
Impairment of real estate investments, net (1)	11,561	—	47,816	—
Real estate depreciation and amortization	41,791	44,863	127,467	126,475
Allocated share of joint venture depreciation	369	553	1,130	1,662
Impairment charges on joint ventures	—	—	3,247	—
FFO available to common shareholders of EPR Properties	$(38,217)	$59,082	$49,565	$245,576

FFO available to common shareholders of EPR Properties	$(38,217)	$59,082	$49,565	$245,576
Add: Preferred dividends for Series C preferred shares	—	—	—	5,817
Add: Preferred dividends for Series E preferred shares	—	—	—	5,817
Diluted FFO available to common shareholders of EPR Properties	$(38,217)	$59,082	$49,565	$257,210
FFOAA:
FFO available to common shareholders of EPR Properties	$(38,217)	$59,082	$49,565	$245,576
Costs associated with loan refinancing or payoff	—	38,407	820	38,407
Transaction costs	2,776	5,959	4,622	18,005
Severance expense	—	1,521	—	1,941
Termination fee included in gain on sale	—	11,324	—	22,858
Impairment of operating lease right-of-use assets(1)	—	—	15,009	—
Credit loss expense	5,707	—	10,383	—
Deferred income tax expense (benefit)	18,035	(984)	15,246	(3,268)
FFOAA available to common shareholders of EPR Properties	$(11,699)	$115,309	$95,645	$323,519

FFOAA available to common shareholders of EPR Properties	$(11,699)	$115,309	$95,645	$323,519
Add: Preferred dividends for Series C preferred shares	—	1,939	—	5,817
Add: Preferred dividends for Series E preferred shares	—	1,939	—	5,817
Diluted FFOAA available to common shareholders of EPR Properties	$(11,699)	$119,187	$95,645	$335,153

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AFFO:
FFOAA available to common shareholders of EPR Properties	$(11,699)	$115,309	$95,645	$323,519
Non-real estate depreciation and amortization	268	271	852	757
Deferred financing fees amortization	1,498	1,552	4,783	4,571
Share-based compensation expense to management and trustees	3,410	3,372	10,382	9,832
Amortization of above and below market leases, net and tenant allowances	(124)	(107)	(384)	(224)
Maintenance capital expenditures (2)	(8,911)	(2,370)	(11,130)	(3,177)
Straight-lined rental revenue	17,969	(4,399)	25,448	(10,036)
Straight-lined ground sublease expense	216	256	599	645
Non-cash portion of mortgage and other financing income	71	(237)	(117)	(2,320)
AFFO available to common shareholders of EPR Properties	$2,698	$113,647	$126,078	$323,567

FFO per common share:
Basic	$(0.51)	$0.76	$0.65	$3.22
Diluted	(0.51)	0.76	0.65	3.21
FFOAA per common share:
Basic	$(0.16)	$1.49	$1.25	$4.25
Diluted	(0.16)	1.46	1.25	4.19
Shares used for computation (in thousands):
Basic	74,613	77,632	76,456	76,169
Diluted	74,613	77,664	76,456	76,207

Weighted average shares outstanding-diluted EPS	74,613	77,664	76,456	76,207
Effect of dilutive Series C preferred shares	—	2,170	—	2,158
Effect of dilutive Series E preferred shares	—	1,634	—	1,628
Adjusted weighted average shares outstanding-diluted Series C and Series E	74,613	81,468	76,456	79,993

Other financial information:
Dividends per common share	$—	$1.1250	$1.5150	$3.3750

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of (loss) income and comprehensive (loss) income included in this Quarterly Report on Form 10-Q. See Note 14 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to discontinued operations.

(1) Impairment charges recognized during the nine months ended September 30, 2020 totaled $62.8 million, which was comprised of $47.8 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO for the nine months ended September 30, 2019 and FFOAA per share for the three and nine months ended September 30, 2019. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for these periods.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as EBITDAre (defined above) for the quarter excluding severance expense, credit loss expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees. For the three months ended September 30, 2020, Adjusted EBITDA was further adjusted to reflect Adjusted EBITDA on a cash basis related to Regal and one attraction tenant.

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

Reconciliations of debt, total assets and net (loss) income available to common shareholders (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets, EBITDAre and Adjusted EBITDA (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	September 30,
	2020	2019
Net Debt:
Debt	$3,854,855	$3,101,611
Deferred financing costs, net	35,140	38,384
Cash and cash equivalents	(985,372)	(115,839)
Net Debt	$2,904,623	$3,024,156
Gross Assets:
Total Assets	$6,907,210	$6,633,290
Accumulated depreciation	1,072,201	989,480
Cash and cash equivalents	(985,372)	(115,839)
Gross Assets	$6,994,039	$7,506,931

Net Debt to Gross Assets	42%	40%

	Three Months Ended September 30,
	2020	2019
EBITDAre and Adjusted EBITDA:
Net (loss) income	$(85,904)	$34,003
Interest expense, net	41,744	36,640
Income tax expense (benefit)	18,417	(600)
Depreciation and amortization	42,059	45,134
Gain on sale of real estate	—	(14,303)
Impairment of real estate investments, net	11,561	—
Costs associated with loan refinancing or payoff	—	38,407
Allocated share of joint venture depreciation	369	553
Allocated share of joint venture interest expense	741	739
EBITDAre	$28,987	$140,573
Severance expense	—	1,521
Transaction costs	2,776	5,959
Credit loss expense	5,707	—
Accounts receivable write-offs from prior periods (1)	13,533	—
Straight-line receivable write-offs from prior periods (1)	19,927	—
Prepayment fees	—	(1,760)
Adjusted EBITDA	$70,930	$146,293

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of (loss) income and comprehensive (loss) income included in this Quarterly Report on Form 10-Q.
(1) Included in rental revenue from continuing operations in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. Rental revenue includes the following:
	Three Months Ended September 30,
	2020	2019
Minimum rent	$83,230	$139,844
Accounts receivable write-offs from prior periods	(13,533)	—
Tenant reimbursements	2,413	5,129
Percentage rent	1,303	3,032
Straight-line rental revenue	1,958	2,866
Straight-line receivable write-offs from prior periods	(19,927)	—
Other rental revenue	147	91
Rental revenue	$55,591	$150,962

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

	September 30, 2020	December 31, 2019
Total Investments:
Real estate investments, net of accumulated depreciation	$5,067,657	$5,197,308
Add back accumulated depreciation on real estate investments	1,072,201	989,254
Land held for development	25,846	28,080
Property under development	44,103	36,756
Mortgage notes and related accrued interest receivable	362,011	357,391
Investment in joint ventures	29,571	34,317
Intangible assets, gross (1)	58,402	57,385
Notes receivable and related accrued interest receivable, net (1)	7,373	14,026
Total investments	$6,667,164	$6,714,517

Total investments	$6,667,164	$6,714,517
Operating lease right-of-use assets	185,459	211,187
Cash and cash equivalents	985,372	528,763
Restricted cash	2,424	2,677
Accounts receivable	129,714	86,858
Less: accumulated depreciation on real estate investments	(1,072,201)	(989,254)
Less: accumulated amortization on intangible assets (1)	(15,385)	(12,693)
Prepaid expenses and other current assets (1)	24,663	35,456
Total assets	$6,907,210	$6,577,511

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2020	December 31, 2019
Intangible assets, gross	$58,402	$57,385
Less: accumulated amortization on intangible assets	(15,385)	(12,693)
Notes receivable and related accrued interest receivable, net	7,373	14,026
Prepaid expenses and other current assets	24,663	35,456
Total other assets	$75,053	$94,174

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2020, we had a $1.0 billion unsecured revolving credit facility with $750.0 million outstanding. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.

As of September 30, 2020, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two recreation anchored lodging properties located in St. Petersburg Beach, Florida. At September 30, 2020, the joint venture had an $85.0 million secured mortgage loan with an outstanding balance of $62.3 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. On March 28, 2019, the joint venture entered into an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note at 3.0% from March 28, 2019 to April 1, 2023.

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

During the nine months ended September 30, 2020, we entered into three USD-CAD cross-currency swaps that were effective July 1, 2020 with a total fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swaps is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.
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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2020 common shares	—	$—	—		$44,006,350
August 1 through August 31, 2020 common shares	—	—	—		44,006,350
September 1 through September 30, 2020 common shares	—	—	—		44,006,350

Total	—	$—	—	(1)	$44,006,350

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

Dividends
As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," on June 29, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, as well as the Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on us and our tenants and borrowers. In addition, on November 3, 2020, we further modified our Consolidated Credit Agreement primarily to extend the waiver of our compliance with certain covenants. The modifications are effective during the covenant relief period, which is defined as the period of time beginning June 29, 2020 and ending the earlier of (i) December 31, 2021 or (ii) the date on which we provide notice that we elect to terminate the covenant relief period, subject to certain conditions.
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

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2020.

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

EPR Properties

Dated:	November 5, 2020	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2020	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)