Form 10-K
period 2020-12-31
EPR PROPERTIES
filed 2021-02-25
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $2,477,018,949.
At February 24, 2021, there were 74,766,645 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of the COVID-19 pandemic, our capital resources and liquidity, our expected cash flows and liquidity, continuing waivers of financial covenants related to our bank credit facilities and private placement notes, the performance of our customers, including AMC and Regal, our expected cash collections, expected use of proceeds from dispositions and our results of operations and financial condition. The estimates presented herein are based on the Company's current expectations and, given the current economic uncertainty, there can be no assurances that the Company will be able to continue to comply with other applicable covenants under its debt agreements, which could materially impact actual performance. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K.

Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see "Summary Risk Factors" below and Item 1A - "Risk Factors" in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. You should carefully review and consider the full discussion of our risk factors in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Set forth below is a summary list of the principal risk factors relating to our business:

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
i

•Our ability to compete effectively;
•Risks associated with four tenants representing a substantial portion of our lease revenues;
•The ability of our build-to-suit tenants to achieve sufficient operating results within expected time-frames and therefore have capacity to pay their agreed upon rent;
•Risks associated with our dependence on third-party managers to operate certain of our properties;
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
•Risks associated with the employment of personnel by managers of certain of our properties;
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

Market and Industry Data
This Annual Report on Form 10-K contains market and industry data and forecasts that have been obtained from publicly available information, various industry publications, and other published industry sources. We have not independently verified the information from third party sources and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this Annual Report on Form 10-K.

PART I

Item 1. Business

General

EPR Properties (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, we have been a leading net lease investor in experiential real estate, venues which create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. We focus our underwriting of experiential property investments on key industry and property cash flow criteria, as well as the credit metrics of our tenants and customers.

In 2019, we began the implementation of a strategy focused solely on future growth in experiential properties. We believe experiential is an enduring sector of the real estate industry and that our focus on properties in this sector, industry relationships and the knowledge of our management, provide us with a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach aligns with long-term trends in consumer demand and offers the potential for higher growth and better yields. In pursuit of this strategy, we sold our remaining charter school portfolio in the fourth quarter of 2019, as well as a portion of our private school and early education portfolios in the fourth quarter of 2020. Our remaining Education portfolio, consisting of early childhood education centers and private schools, continues as a legacy investment and provides additional geographic and property diversity.

The outbreak of the COVID-19 pandemic severely impacted global economic activity during 2020 and caused significant volatility and negative pressure in financial markets, which is expected to continue into 2021. The global impact of the outbreak rapidly evolved and many jurisdictions within the United States and abroad reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. During 2020, the COVID-19 pandemic negatively affected our business, and could continue to have a material adverse effect on our financial condition, results of operations and cash flows. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, the development and distribution of vaccines and the efficacy of those vaccines, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the direct and indirect economic effects of the outbreak and containment measures, all of which are uncertain and cannot be predicted.

While the pandemic has created a very challenging environment, consumers have historically demonstrated an enduring desire for out-of-home congregate experiences. We expect that as COVID-19 vaccinations reach critical mass, business and school closures will be lifted and consumers will return to the leisure and recreation activities our properties offer. We believe that this is further supported by the fact that our customers offer popular and affordable entertainment and social outlet options, particularly through our theatres, eat & play and cultural venues. Additionally, we offer regional destinations (experiential lodging, ski, attractions and gaming properties) which are drive-to locations that do not require air travel.

We are a self-administered REIT. As of December 31, 2020, our total assets were approximately $6.7 billion (after accumulated depreciation of approximately $1.1 billion). Our investments are generally structured as long-term triple-net leases that require tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.5 billion at December 31, 2020. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets"

in the consolidated balance sheet at December 31, 2020 and 2019. We currently group our investments into two reportable segments: Experiential and Education. As of December 31, 2020, our Experiential investments comprised $5.9 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments. A more detailed description of the property types included within these segments is provided below.

We believe our management’s knowledge and industry relationships have facilitated favorable opportunities for us to acquire, finance and lease properties. Prior to the pandemic, our primary challenges were locating suitable properties, negotiating favorable lease or financing terms, and managing our real estate portfolio as we have continued to grow. During the pandemic, our focus has been addressing all challenges brought on by the pandemic including monitoring customer status and working with customers to help ensure long-term stability and assisting them in establishing re-opening plans.

Going forward, we are particularly focused on property categories which allow us to use our experience to mitigate some of the risks inherent in a changing economic environment. We cannot provide any assurance that any such potential investment or acquisition opportunities will arise in the near future, or that we will actively pursue any such opportunities.

Although we are primarily a long-term investor, we may also sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Experiential

As of December 31, 2020, our Experiential segment included total investments of approximately $5.9 billion in the following property types (owned or financed):
•178 theatre properties;
•55 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•13 ski properties;
•six experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of December 31, 2020, our owned Experiential real estate portfolio of approximately 19.3 million square feet was 93.8% leased and included $57.6 million in property under development and $20.2 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. The COVID-19 pandemic has had a severe impact on the theatre industry. Many theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many major studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. Due to these closures and the lack of content to exhibit, our tenants have required significant rent deferrals and, in some circumstances, restructured lease agreements. While studios pushed the majority of movie content to 2021, certain studios chose hybrid content release strategies in support of their direct-to-consumer streaming services. In these cases, the standard movie release strategy referred to as “release windows” was set aside as movies were either simultaneously released in theatres and through streaming services, or simply released directly through streaming services. While these decisions were made as a result of the pandemic, it is yet to be determined how the industry will again coalesce around a standard release strategy in a post-pandemic environment.

Several theatre tenants have been placed on a cash-basis for revenue recognition purposes due to the ongoing uncertainty. During 2020, we experienced vacancies at certain theatre properties and have determined to either sell these properties or manage them through a third-party manager. As theatres continue to be impacted by the pandemic, we will evaluate the best strategy for any future vacancies on a property-by-property basis.

The modern megaplex theatre provides a greatly enhanced audio and visual experience for patrons. Prior to the pandemic, there was a trend among national and local exhibitors to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, including the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 20 years from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre has demonstrated that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level.

Moviegoing has been a dominant out-of-home entertainment option for decades, with over 1.2 billion tickets sold in North America during 2019 according to the Motion Picture Association (MPA) 2019 Theme Report. We believe that the evolution in theatres and enhanced customer experience will bring customers back to enjoy film exhibition in a post-pandemic environment. While consumers have the option of watching streaming content at home, data has shown that theatre exhibition and streaming options have successfully coexisted. In fact, a survey published by EY (The Relationship Between Movie Theater Attendance and Streaming Behavior - February, 2020) illustrated that the most frequent moviegoers also spend the most time streaming. This is in part likely due to the fact that the majority of content streamed in-home is series-based content. Additionally, theatre exhibition remains a critical initial distribution platform for studios to fully monetize titles.

Ultimately, the pace of recovery and stabilization of theatre exhibition will be dependent upon several factors including the success of the deployment of vaccines, consumer confidence in attending theatres and studios' willingness to broadly release content to theatres.

While theatres are the largest property type in our Experiential segment currently, it is expected that over time it will become a smaller percent of the portfolio. We expect this to occur as we grow in other target experiential property types and possibly through dispositions of theatre properties.

As of December 31, 2020, our owned theatre properties were leased to 17 different leading theatre operators. A significant portion of our total revenue was from Cinemark USA, Inc. ("Cinemark"), American Multi-Cinema, Inc. ("AMC") and Regal Entertainment Group ("Regal"). For the year ended December 31, 2020, approximately $42.1 million or 10.1%, $30.0 million or 7.2% and $13.1 million or 3.1% of the Company's total revenue was from Cinemark, AMC and Regal, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing good food and high-quality entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with quality food and beverage and a long-lived recreational activity, Topgolf provides an innovative, enjoyable and repeatable customer experience. Due to the pandemic, our TopGolf locations were closed for a portion of 2020 based on local restrictions. However, these locations have reopened and are recovering quickly as customers return to experience this interactive activity. We expect to continue to pursue select opportunities related to golf entertainment complexes. A significant portion of our total revenue was from Topgolf, which totaled approximately $80.7 million, or 19.5%, of the Company's total revenue for the year ended December 31, 2020.

We also continue to seek opportunities for the acquisition, financing or development of entertainment districts. Entertainment districts are restaurant, retail and other entertainment venues typically anchored by a megaplex theatre. The opportunity to capitalize on the traffic generation of our existing market-dominant theatres to create entertainment districts not only strengthens the execution of the megaplex theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of entertainment, retail and restaurant density, and we will also continue to evaluate the purchase or financing of existing entertainment districts that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our entertainment districts are generally met using third-party professional service providers.

Our family entertainment center operators offer a variety of entertainment options including bowling, bocce ball and karting. We will continue to seek opportunities for the acquisition, financing or development of such properties that leverage our expertise in this area.

Attractions
Our attractions portfolio consists primarily of waterparks and amusement parks, each of which draw a diverse segment of customers. Prior to the pandemic, outdoor waterparks had historically experienced attendance growth since their inception in 1977. Consumer demand for indoor waterparks was also increasing pre-pandemic, making a trip to the waterpark accessible in all four seasons. Today’s amusement parks offer themed experiences designed to appeal to all ages.

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

Due to the pandemic, our attraction properties were closed for all or a portion of 2020 based on local restrictions with certain properties still required to be closed. We believe that demand for attractions will normalize in a post-pandemic environment. Our attraction properties are leased to, or we have mortgage notes receivable from, five different operators. We expect to continue to pursue opportunities in this area.

Ski
Our ski portfolio provides a sustainable advantage for the experience-oriented consumer, providing outdoor entertainment in the winter and, in some cases, year-round. All the ski properties that serve as collateral for our mortgage notes in this area, as well as our five owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski properties lies in the convenient and reliable experience consumers can expect. Given that all our ski properties are located near major metropolitan areas, they offer skiing, snowboarding and other activities without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience during the winter versus other ski properties that do not have such capabilities. Our ski properties were minimally impacted by the pandemic in 2020 because the ski season was substantially over when pandemic restrictions began. Additionally, in 2021, due to the outdoor nature of the activity and the convenient location of our properties, we believe that our ski portfolio will perform well through the pandemic. Our ski properties are leased to, or we have mortgage notes receivable from, five different operators. We expect to continue to pursue opportunities in this area.

Experiential Lodging
Experiential lodging meets the needs of consumers by providing a convenient, central location that combines high-quality lodging amenities with entertainment, recreation and leisure activities. The appeal of these properties attracts multiple generations at once. Due to the pandemic, our experiential lodging property in Sullivan County, New York has been closed by state mandate since March of 2020 and our two locations in Florida were required to be closed for a portion of the second quarter of 2020. Additionally, travel restrictions negatively impacted our locations in Florida when they were able to reopen. We believe that demand for experiential lodging will return in a post-pandemic environment. Our investments in experiential lodging have been typically structured using triple-net leases, however, we currently operate these three properties (two of which are included in an unconsolidated joint venture) through a traditional REIT lodging structure. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries ("TRSs") which are facilitated by management agreements with eligible independent contractors. We expect to continue to pursue opportunities for investments in experiential lodging.

Gaming
Our strategic focus in our gaming portfolio is on casino resorts and hotels leased to leading operators with a strong regulatory track record that seek to drive consumer loyalty and value through quality customer experiences, superior service, world-class affinity programs and continuous innovation on and off the gaming floor. Additionally, we focus on casino resorts and hotels that provide a wide array of experiential offerings outside of lodging and state-of-the-art gaming. Through live entertainment, various recreational opportunities, dining options and night clubs, the combination of amenities appeals to a broader demographic. In 2020, regional gaming properties demonstrated stronger resilience versus Las Vegas strip casinos, as they are not dependent on air travel and conventions, both of which saw significant declines during the year.

As of December 31, 2020, our investments in gaming consisted of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple net lease structures or mortgages.

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

Due to the pandemic, our cultural investments were closed for a portion of 2020 based on local restrictions but all locations have reopened. Although City Museum is experiencing a slower recovery, our two other cultural investments are recovering quickly. We believe that demand for cultural activities will return in a post-pandemic environment and we expect to continue to pursue opportunities in this area.

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

Education

As of December 31, 2020, our Education segment included total investments of approximately $0.6 billion in the following property types (owned or financed):
•65 early childhood education center properties; and
•10 private school properties.

As of December 31, 2020, our owned Education real estate portfolio of approximately 1.4 million square feet was 100% leased and included $3.0 million in undeveloped land inventory.

Private schools were minimally impacted by the pandemic as students were still learning in a remote environment in areas where closures were required. Most of our early education centers have experienced mandated closures and a drop in revenue that we believe is temporary and will continue to recover as people return to work. As discussed above, our growth going forward will be focused on Experiential properties and therefore we do not expect to seek additional opportunities for Education properties.

Business Objectives and Strategies

Our vision is to continue to build the premier experiential REIT. We focus on real estate venues which create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. These are properties which make up the social infrastructure of society.

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA") and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures - Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds From Operations (AFFO)” for a discussion of FFOAA, which is a non-GAAP financial measure). Our growth strategy focuses on acquiring or developing experiential properties in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout most economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below.

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

To this end, we will deliberately apply information and our ingenuity to identify properties which represent potential logical extensions within each of our existing experiential property types, or potential future additional experiential property types. As part of our strategic planning and portfolio management process, we assess new opportunities against the following underwriting principles:

    Industry
•Experiential Alignment
•Proven Business Model
•Enduring Value
•Addressable Opportunity
    Property
•Location Quality
•Competitive Position
•Location Rent Coverage
•Cash Flow Durability
    Tenant
•Demonstrated Success
•Commitment
•Reputable Management
•Solid Credit Quality

We believe that our over 20 years of experience and knowledge in the experiential real estate market gives us the opportunity to be the dominant player in this area. Additionally, we have tenant and borrower relationships that provide us with access to investment opportunities.

The pandemic has impeded our growth in the near term while our focus has been addressing challenges brought on by the pandemic including monitoring customer status and working with customers to help ensure long-term stability and assisting them in establishing re-opening plans. We expect to return to growth as our customers' businesses continue to recover and, in turn, our cash flows stabilize.

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

Capitalization Strategies

Debt and Equity Financing
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre, a non-GAAP measure (see Item 7 – “Management’s Discussion and Analysis of Financial Condition - Non-GAAP

Financial Measures" for definitions and reconciliations). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios.

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

During the year ended December 31, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements during the Covenant Relief Period, subject to certain conditions. These waivers to comply with certain covenants were obtained in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. The amendments also imposed additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends and making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Annual Report on Form 10-K, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of our Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at our election, subject to certain conditions), in the case of our Note Purchase Agreement governing our private placement notes. We have the right under certain circumstances to terminate the Covenant Relief Period earlier.

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

Payment of Regular Dividends
We pay dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis). We temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020. Our plan is to reinstitute such dividends to common shareholders, when conditions allow, however, there can be no assurances as to our ability to do so or the timing thereof. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed, and may continue to seek to finance, experiential and other specialty properties as new properties are developed or become available for acquisition.

Human Capital

Our strategy is specializing in investments in select enduring experiential properties in the real estate industry, and our people are vital to our success in executing on this strategy. As a human-capital intensive business, the long-term success of our firm depends on our people. Our Vice President, Human Resources and Administration works in conjunction with our Executive Vice President and General Counsel, who reports directly to our Chief Executive Officer, to develop and oversee our human capital management objectives, programs and initiatives. In addition, our Board of Trustees is actively involved in our human capital management in its oversight of our long-term strategy and through its Compensation and Human Capital Committee and engagement with management. Our management regularly reports to the Compensation and Human Capital Committee regarding management's human capital objectives, programs and initiatives.

Our key human capital objectives are to attract, retain and develop the highest quality talent to ensure that we have the right talent, in the right place, at the right time. To achieve these objectives, our human capital programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools, and resources to enable employees at work. As of December 31, 2020, we had 53 full-time employees.

Examples of key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

•Development. We provide opportunities for our associates to learn and thrive as professionals, including educational reimbursement, mentorship, executive coaching and ongoing professional development. Annually, EPR hosts leadership development sessions for all levels of our organization. In 2020, we hosted and facilitated virtual sessions with an external professional, focused on building our “Feedback Rich Culture.”

•Diversity, equity and inclusion (DE&I). Our DE&I objectives are to ensure our culture is evolving and inclusive, and build teams that reflect the life experiences of our customers and the ultimate consumers of our customers’ services. Specific steps we have taken to address our commitment to DE&I include:
▪Hosting in 2020 multiple culture-changing and learning opportunities regarding DE&I with external experts and the response was overwhelmingly positive;
▪Adopting in 2020 the “Rooney” rule with respect to our recruiting processes to ensure an active approach to diversification at all areas of our organization;
▪Establishing a partnership with a local charter school to provide internship opportunities to diverse alumni as a means to invest in a future and local diverse talent pipeline; and
▪Sponsoring since 2015, the EPR Women’s Initiative Network, or EWIN, that represents and supports our diverse communities within our workforce. EWIN facilitates networking and connections with peers, outreach and mentoring, leadership and skill development. Most of our employees regularly participate in EWIN programs.

•Compensation and Benefits. Our benefits include competitive base pay, performance-based restricted stock awards and a 401(k) with a robust company match. We support our employees’ physical and mental health through paid parental leave, industry-leading health care benefits, unlimited sick leave, flexible paid time off and employee assistance programs. In addition, we offer yearly wellness reimbursements, an on-site fitness center and fully stocked kitchens.

•Community & Social Impact. Giving back is one of our core values. We demonstrate this through our charitable giving program, EPR Impact, a key cornerstone of our social responsibility. Through a number of employees actively engaged in nonprofits and our commitment to donating to and sponsoring charitable causes and events, we are fortunate to partner with amazing organizations both locally and nationally. As a benefit to employees, EPR Impact’s annual budget includes a pool of funds to support employee-directed contributions to nonprofit organizations where an employee is personally involved. Additionally, EPR will match employee contributions annually up to a given amount for contributions from their personal funds to nonprofit organizations that meet the criteria of the program. In response to the COVID-19 pandemic, “EPRcares” was formed as a way to raise employee funds to provide relief to local front-line workers. This initiative raised over $47,000 and aided 51 organizations in 2020. Additionally, EPR Impact launched a giving initiative, “The Amazing Giving Race,” to support local companies.

Regulation

To maintain our status as a REIT for federal income tax purposes, we must distribute to our shareholders at least 90% of our taxable income for a calendar year, as well as satisfy certain assets, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, we are subject to numerous federal, state and local laws and regulations applicable to owners of real property. For instance, under federal, state and local environmental laws, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. In addition, most of our properties must comply with the Americans with Disabilities Act ("ADA"). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. The ownership, operation, and management of our gaming facilities are also subject to pervasive regulation. These gaming regulations impact our gaming tenants and persons associated with our gaming facilities, which in many jurisdictions include us as the landlord and owner of the real estate.

Our properties are also subject to various other federal, state and local regulatory requirements. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant unanticipated expenditures. Although these expenditures would be the responsibility of our tenants in most cases and for our managers to oversee at our properties, if these tenants or managers fail to perform these obligations, we may be required to do so. For additional information regarding regulations applicable to our business, and risks associated with our failure to comply with such regulations, see Item 1A – "Risk Factors" in this Annual Report on Form 10-K.

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

Item 1A. Risk Factors
There are many risks and uncertainties that can affect our current or future business, operating results, financial condition or share price. The following discussion describes important factors which could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements."

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
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In the United States, governmental authorities have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic continues to severely impact experiential real estate properties given that such properties rely on social interaction and discretionary consumer spending. Most of our tenants and borrowers announced temporary closures of their operations during this pandemic. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. The COVID-19 pandemic has negatively affected, and the COVID-19 pandemic (or a future pandemic) could have material and adverse effects on, our ability, and the ability of our customers, to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•complete or partial closures of, or other operational issues at, our properties resulting from government, tenant or borrower action;
•the reduced economic activity has severely impacted our tenants' and borrowers’ businesses, financial condition and liquidity and caused most of our tenants and borrowers to obtain modifications of their obligations to us;
•most of our tenants obtained varying levels of deferral of rent since the outbreak of COVID-19 and may have difficulty repaying those deferrals as they become due;
•the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' and borrowers’ ability to fund their business operations and meet their obligations to us;
•a general decline in business activity and demand for real estate transactions would adversely affect our ability or desire to grow our portfolio of experiential real estate properties;
•a deterioration in our and our tenants' and borrowers’ ability to operate in affected areas or delays in the supply of products or services to us and our tenants and borrowers from vendors that are needed for our and our tenants' and borrowers’ efficient operations has adversely affected our operations and those of our tenants and borrowers; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The ultimate extent to which the COVID-19 pandemic impacts our operations and those of our tenants and borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, the development and distribution of vaccines and the efficacy of those vaccines, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the direct and indirect economic effects of the outbreak and containment measures, among others. The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Such non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility, pay dividends and repurchase common shares under our share repurchase program. As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations," we entered into amendments to our bank credit facilities and agreements regarding certain private placement notes that provide a temporary suspension or modification of certain of our financial covenants during the Covenant Relief Period. The Covenant Relief Period may be terminated earlier at our election at the end of a fiscal quarter if we would have been in compliance with financial covenants at the end of the quarter if the Covenant Relief Period had not been in effect. In connection with obtaining these covenant modifications, we temporarily suspended our monthly cash dividend to common shareholders and our share repurchase program. There can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders or share repurchases or the timing thereof. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the pandemic. Nevertheless, the COVID-19 pandemic has negatively affected, and presents additional material uncertainty and risk with respect to, our performance, financial condition, results of operations and cash flows.

Global economic uncertainty and disruptions in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There exists a high level of global economic uncertainty, including uncertainty regarding the impact of the COVID-19 pandemic after its subsidence. Regarding experiential industries, it is unclear whether the COVID-19 pandemic will negatively impact future consumer preferences regarding congregate activities, such as those offered by theatres, casinos, restaurants, attractions and other industries in which we invest. Political decisions and uncertainty in the U.S. and abroad, such as the direction and levels of stimulus spending in response to the impact of the COVID-19 pandemic, have contributed to volatility in the global financial markets. Many economists believe that the aftermath of the COVID-19 pandemic will present a significant risk of a recession to the U.S. economy. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. In addition, disruptions in global financial markets may have other adverse effects on us, our tenants, our borrowers or the economy in general.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. Theatre, eat & play, attraction, ski, experiential lodging, gaming, private school and early childhood education center properties, represent some of the largest market investments in our portfolio; and AMC, Topgolf, Regal Cinemas, Inc. and Cinemark USA, Inc. represented our largest customers for the fiscal year ended December 31, 2020. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. In addition, the lodging and gaming industries are also highly sensitive to consumer discretionary spending. A downturn in the economy, or a trend to not want to go "out of home" could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions. The current

COVID-19 pandemic has significantly reduced consumer discretionary spending, which is severely impacting experiential real estate properties, including those of our customers, and it is unclear whether the COVID-19 pandemic will negatively impact future consumer preferences regarding congregate activities.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
Our unsecured revolving credit facility, term loan facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants involving our maximum total debt to total asset value; maximum permitted investments; minimum tangible net worth; maximum secured debt to total asset value; maximum unsecured debt to eligible unencumbered properties; minimum unsecured interest coverage; and minimum fixed charge coverage. Our ability to borrow under our unsecured revolving credit facility and our term loan facility is also subject to compliance with certain other covenants. We also have senior notes issued in a private placement transaction that are subject to certain covenants. In addition, some of our properties are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage.

As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations", we entered into amendments to our bank credit facilities and agreements regarding certain private placement notes that provide a temporary suspension or modification of our financial covenants during the Covenant Relief Period. During the Covenant Relief Period, we are subject to certain restrictions, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions and stock repurchases, and maintenance of a minimum liquidity amount, in each case subject to certain exceptions. There can be no assurance as to the timing of the termination of the Covenant Relief Period. In addition, upon termination of the Covenant Relief Period, failure to comply with our covenants or obtain modifications of such covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. The ongoing financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, term loan facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. The ultimate extent to which the COVID-19 pandemic impacts our ability to comply with existing or modified financial covenants and obtain financing will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain, and downward changes in our credit ratings and outlook were recently made by certain credit rating agencies. There can be no assurance that we will be able to maintain our current credit ratings, particularly in light of the effects of the ongoing COVID-19 pandemic, and in the event that our current credit ratings further deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, further downgrades in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and future debt instruments.

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

The reduced economic activity resulting from the COVID-19 pandemic is severely impacting our tenants' businesses, financial condition and liquidity and has caused most of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. We also anticipate that one or more of our tenants may become bankrupt or insolvent as a result of this reduced economic activity. The ultimate extent to which the COVID-19 pandemic impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

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
If a borrower becomes bankrupt or insolvent or defaults under its loan, that could force us to declare a default and foreclose on any available collateral. As a result, future interest income recognition related to the applicable note receivable could be significantly reduced or eliminated. There is also a risk that the fair value of the collateral, if any, will be less than the carrying value of the note and accrued interest receivable at the time of a foreclosure and we may have to take a charge against earnings. If a property serves as collateral for a note, we may experience costs and delays in recovering the property in foreclosure or finding a substitute operator for the property. If a mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. In addition, to protect our subordinated investment, we may desire to refinance any senior financing. However, there is no assurance that such refinancing would be available or, if it were to be available, that the terms would be attractive. We experienced borrower defaults resulting from the COVID-19 pandemic, and we may experience future defaults, the breadth of which will depend upon the scope, severity and duration of the COVID-19 pandemic. One or more of our borrowers may become bankrupt or insolvent as a result of this reduced economic activity. The ultimate extent to which the COVID-19 pandemic impacts the operations of our borrowers will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

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
The ability of our tenants to operate successfully in the experiential real estate industry and remain current on their lease obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. During the COVID-19 pandemic, motion picture distributors have increasingly relied upon streaming as a method of delivering product, including Warner Bros. announced simultaneous release of “Wonder Woman 1984” to theatres and streaming on HBO Max. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films, and motion picture distributors have and may in the future consider alternative film delivery methods. In addition, in August 2020, a U.S. District Court granted the U.S. Department of Justice's request to terminate the Paramount Consent Decrees, which prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres, in addition to other restrictions. The termination was effective immediately for certain restrictions, while other restrictions are subject to a two-year sunset period. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre tenants' operations and, in turn, their ability to perform under their leases.

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. The reduced economic activity resulting from the COVID-19 pandemic is severely impacting our tenants' businesses, financial condition and liquidity. The ultimate extent to which the COVID-19 pandemic impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our tenants' and mortgagors' operations and, in turn, their ability to perform under their respective leases or mortgages.

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

Four tenants represent a significant portion of our lease revenues.
AMC, Topgolf, Regal Cinemas Inc. and Cinemark USA, Inc., represent a significant portion of our total revenue. For the year ended December 31, 2020, total revenues of approximately $30.0 million or 7.2% were from AMC, approximately $80.7 million or 19.5% were from TopGolf, approximately $13.1 million or 3.1% were from Regal and approximately $42.1 million or 10.1% were from Cinemark. The COVID-19 pandemic is severely impacting these tenants', as well as our other tenants' businesses, financial condition and liquidity.

We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions or financing arrangements with a number of other tenants or borrowers. If for any reason AMC, TopGolf, Regal and/or Cinemark failed to perform under their lease obligations for a significant period of time, or under any modified lease obligations, we could be required to reduce or suspend our shareholder dividends or share repurchases and may not have sufficient funds to support operations or service our debt until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.

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
To maintain our status as a REIT, we are generally not permitted to directly operate our properties. As a result, from time to time, we enter into management agreements with third-party managers to operate certain properties. In the past, this practice has been most frequent with our experiential lodging properties. However, as a result of the impact of the COVID-19 pandemic, we have also begun managing a small number of theatres formerly operated by our tenants and may manage a greater number in the future if defaults result in our taking back additional theatre locations. For managed properties, our ability to direct and control how our properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our participation in operating decisions relating to these properties is generally limited to certain matters. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, or that the replacement manager will manage our property successfully. A failure by our third-party managers to successfully manage our properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2020, we had total debt outstanding of approximately $3.7 billion, including $590.0 million outstanding under our revolving credit facility, drawn as a precautionary measure to increase our cash position and preserve financial flexibility that was subsequently paid down to $90.0 million in January 2021. Our indebtedness could have important consequences, such as:

•limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties or pursuing business opportunities;
•restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;
•increasing our vulnerability to a downturn in general economic conditions or in pricing of our investments;
•negatively impacting our credit ratings; and
•limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

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

The financial impact of the COVID-19 pandemic has negatively impacted our compliance with financial covenants of our credit facility and other debt agreements. As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations", during 2020, we entered into amendments to our unsecured revolving credit facility, our unsecured term loan facility and the debt instruments governing our certain private placement notes to provide for a Covenant Relief Period. Upon expiration of the Covenant Relief Period, those financial covenants will apply and our failure to comply with the financial covenants of our credit facility and other debt agreements could result in a default and potentially an acceleration of indebtedness. Such non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility, pay dividends and repurchase common shares under our share repurchase program. There can be no assurances that we will be able to comply with financial covenants in future periods. The ultimate extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

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
We acquire, develop or finance experiential real estate properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. In addition, the COVID-19 pandemic is severely impacting experiential real estate properties, particularly theatre operations, given that such properties rely on social interaction and discretionary consumer spending and have been subject to state and local governmental restrictions.

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

If we were to fail to qualify as a REIT in any taxable year (including any prior taxable year for which the statute of limitations remains open), we would face tax consequences that could substantially reduce the funds available for the service of our debt and payment of dividends:

•we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•we could be subject to increased state and local taxes;
•unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified; and
•we could be subject to tax penalties and interest.

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

For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the Internal Revenue Code, a number of requirements must be satisfied, including:

•our TRSs may not directly or indirectly operate or manage a lodging facility, as defined by the Internal Revenue Code;
•the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;
•the leased properties must constitute qualified lodging facilities (including customary amenities and facilities) under the Internal Revenue Code;
•our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for persons unrelated to us; and
•the rental and other terms of the leases must be arm's length.

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
We had 53 full-time employees as of December 31, 2020 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Craig L. Evans, our Executive Vice President, General Counsel and Secretary; Greg Zimmerman, our Executive Vice President and Chief Investment Officer; and Tonya L. Mater, our Senior Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

We are subject to risks associated with the employment of personnel by managers of certain of our properties.
Managers of certain of our properties are responsible for hiring and maintaining the labor force at each of these properties. Although we do not directly employ or manage employees at these properties, we are subject to many of the costs and risks associated with such labor force, including but not limited to risks associated with that certain union contract binding the manager of our Kartrite Resort and Indoor Waterpark. From time to time, the operations of our properties that are managed by third parties may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules.

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

Gaming authorities may conduct investigations into the conduct or associations of our trustees, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:

•pay that person any distribution or interest upon any of our voting securities;
•allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

The factors that affect the value of our real estate include, among other things:

•international, national, regional and local economic conditions;
•consequences of any armed conflict involving, or terrorist attack against, the United States or Canada;
•the threat of domestic terrorism or pandemic outbreaks (such as COVID-19), which could cause consumers to avoid congregate settings;
•our ability or the ability of our tenants or managers to secure adequate insurance;
•natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of insurance coverage;
•local conditions such as an oversupply of space or lodging properties or a reduction in demand for real estate in the area;
•competition from other available space or, in the case of our experiential lodging properties, competition from other lodging properties or alternative lodging options in our markets;
•whether tenants and users such as customers of our tenants consider a property attractive;
•the financial condition of our tenants, mortgagors and managers, including the extent of bankruptcies or defaults;
•whether we are able to pass some or all of any increased operating costs through to tenants or other customers;
•how well we manage our properties or how well the managers of properties manage those properties;
•in the case of our experiential lodging properties, dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;
•fluctuations in interest rates;
•changes in real estate taxes and other expenses;
•changes in market rental rates;
•the timing and costs associated with property improvements and rentals;
•changes in taxation or zoning laws;
•government regulation;
•availability of financing on acceptable terms or at all;
•potential liability under environmental or other laws or regulations; and
•general competitive factors.

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
Although our lease terms in most cases, obligate the tenants to bear substantially all of the costs of operating the properties and our managers to manage such costs, investing in real estate involves a number of risks, including:

•the risk that tenants will not perform under their leases or that managers will not perform under their management agreements, reducing our income from such leases or properties under such management;
•we may not always be able to lease properties at favorable rates or certain tenants may require significant capital expenditures by us to conform existing properties to their requirements;
•we may not always be able to sell a property when we desire to do so at a favorable price; and
•changes in tax, zoning or other laws could make properties less attractive or less profitable.

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
Our entertainment districts in Colorado, New York, California, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including economic downturns. In addition, the COVID-19 pandemic is severely impacting our retail tenants' businesses, financial condition and liquidity, which has resulted in most of these tenants failing to satisfy their obligations to us or otherwise seeking modifications to their lease arrangements. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
Most of our properties must comply with the ADA. The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases with tenants and agreements with managers of our properties require them to comply with the ADA.

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
Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to service our debt and pay dividends to our shareholders. This is because:

•as owner, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
•the law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
•even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs; and
•governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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
We may desire to sell properties in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as we have cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt, pay dividends to our shareholders and effect share repurchases.

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
We may develop, redevelop or expand new or existing properties or acquire other real estate related companies, and these activities are subject to various risks. We may not be successful in pursuing such development or acquisition opportunities. In addition, newly developed or redeveloped/expanded properties or newly acquired companies may not perform as well as expected. We are subject to other risks in connection with any such development or acquisition activities, including the following:

•we may not succeed in completing developments or consummating desired acquisitions on time;
•we may face competition in pursuing development or acquisition opportunities, which could increase our costs;
•we may encounter difficulties and incur substantial expenses in integrating acquired properties into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and employees and therefore divert their attention from other aspects of our business;

•we may undertake developments or acquisitions in new markets or industries where we do not have the same level of market knowledge, which may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond, such as an inability to attract qualified personnel with knowledge of such markets and industries;
•we may incur construction costs in connection with developments, which may be higher than projected, potentially making the project unfeasible or unprofitable;
•we may incur unanticipated capital expenditures in order to maintain or improve acquired properties;
•we may be unable to obtain zoning, occupancy or other governmental approvals;
•we may experience delays in receiving rental payments for developments that are not completed on time;
•our developments or acquisitions may not be profitable;
•we may need the consent of third parties such as anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld;
•we may incur adverse tax consequences if we fail to qualify as a REIT for U.S. federal income tax purposes following an acquisition;
•we may be subject to risks associated with providing mortgage financing to third parties in connection with transactions, including any default under such mortgage financing;
•we may face litigation or other claims in connection with, or as a result of, acquisitions, including claims from terminated employees, tenants, former stockholders or other third parties;
•the market price of our common shares, preferred shares and debt securities may decline, particularly if we do not achieve the perceived benefits of any acquisition as rapidly or to the extent anticipated by securities or industry analysts or if the effect of an acquisition on our financial condition, results of operations and cash flows is not consistent with the expectations of these analysts;
•we may issue shares in connection with acquisitions resulting in dilution to our existing shareholders; and
•we may assume debt or other liabilities in connection with acquisitions.

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
Our dividend policy is determined by our Board of Trustees. Our ability to pay dividends on our common shares or to pay dividends on our preferred shares at their stated rates depends on a number of factors, including our liquidity, our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants.

The financial impact of the COVID-19 pandemic has negatively impacted our compliance with financial covenants of our credit facility and other debt agreements. During 2020, we temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020, and we are subject to restrictions on the payment of common share dividends during the Covenant Relief Period (except as may be necessary to maintain REIT status and to not owe income tax) under the amendments to our unsecured revolving credit facility, our unsecured term loan facility and the debt instruments governing certain of our private placement notes, as described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations". If we do not reinstate common share dividends in future periods or maintain or increase any future common share dividend rate, the market price of our common shares and possibly our preferred shares could be adversely affected. Furthermore, if the Board of Trustees decides to pay dividends on our common shares partially or substantially all in common shares, that could have an adverse effect on the market price of our common shares and possibly our preferred shares. There can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders or the timing thereof or to continue paying dividends on our preferred shares.

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
The stock market has experienced extreme price and volume fluctuations as a result of the COVID-19 pandemic that have affected the market price of the common equity of many companies, including companies in industries similar or related to ours. These broad market fluctuations could reduce the market price of our shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our shares.

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
There are a number of provisions in our Declaration of Trust and Bylaws and under Maryland law and agreements we have with others, any of which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company which is not approved by our Board of Trustees. These include:

•a limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest, in addition to preserving our REIT status;
•the ability of the Board of Trustees to issue preferred or common shares, to reclassify preferred or common shares, and to increase the amount of our authorized preferred or common shares, without shareholder approval;
•limits on the ability of shareholders to remove trustees without cause;
•requirements for advance notice of shareholder proposals at shareholder meetings;
•provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees and unsolicited takeovers;
•provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations;
•provisions in Maryland law providing that the trustees are not subject to any higher duty or greater scrutiny than that applied to any other director under Maryland law in transactions relating to the acquisition or potential acquisition of control;
•provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law;
•provisions in loan or joint venture agreements putting the Company in default upon a change in control; and

•provisions of our compensation arrangements with our employees calling for severance compensation and vesting of equity compensation upon termination of employment upon a change in control or certain events of the employees' termination of service.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2020, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4137 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $60.43 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2020, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4826 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.80 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 2. Properties

As of December 31, 2020, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment and property type, gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2020 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are generally responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased	Rental Revenue for the Year Ended December 31, 2020	% of Company's Rental Revenue
Experiential
Theatres	178	12,203,123	94.1%	$103,984	28.0%
Eat & Play (1)	51	4,922,523	90.1%	120,186	32.3%
Attractions	17	21,205	100.0%	26,605	7.1%
Ski	5	608,255	100.0%	28,466	7.6%
Experiential Lodging	5	871,417	100.0%	16,303	4.4%
Gaming (2)	1	—	—%	10,631	2.9%
Cultural	3	512,768	100.0%	2,639	0.7%
Fitness & Wellness	3	186,900	100.0%	2,316	0.6%
Total Experiential	263	19,326,191	93.8%	$311,130	83.6%
Education
Early Childhood Education Centers	63	1,115,821	100.0%	$24,649	6.6%
Private Schools	9	292,362	100.0%	36,397	9.8%
Total Education	72	1,408,183	100.0%	$61,046	16.4%

Total	335	20,734,374	94.2%	$372,176	100.0%

(1) Includes seven theatres located in entertainment districts.
(2) Represents land under ground lease to a casino operator.

The following table sets forth lease expirations regarding EPR’s owned portfolio as of December 31, 2020 excluding non-theatre tenant leases at entertainment districts and experiential lodging properties operated through a traditional REIT lodging structure (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2020	% of Company's Rental Revenue
2021	—	—	$—	—%
2022	2	113,770	1,814	0.5%
2023	2	90,134	953	0.3%
2024	6	458,240	6,294	1.7%
2025	2	39,240	2,673	0.7%
2026	7	287,693	3,595	1.0%
2027	11	657,881	18,660	5.0%
2028	11	824,306	9,912	2.7%
2029	12	679,171	10,401	2.8%
2030	22	1,663,772	22,405	6.0%
2031	13	688,919	6,702	1.8%
2032	19	979,167	11,988	3.2%
2033	9	423,882	8,343	2.2%
2034	41	2,459,231	28,130	7.6%
2035	33	2,691,756	58,482	15.7%
2036	22	1,619,365	21,634	5.8%
2037	32	1,941,997	38,372	10.3%
2038	35	1,717,060	26,223	7.0%
2039	4	176,156	6,739	1.8%
2040	2	101,159	1,923	0.5%
Thereafter	35	472,852	25,630	6.9%
	320	18,085,751	$310,873	83.5%

Our owned properties are located in 41 states and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2020 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2020	% of Rental Revenue
Texas	3,287,154	$52,102	14.0%
Florida	1,584,699	22,956	6.2%
California	1,274,020	44,402	11.9%
Ontario, Canada	1,204,639	21,788	5.9%
Pennsylvania	932,661	27,035	7.3%
Illinois	844,991	12,077	3.2%
Virginia	816,508	19,187	5.2%
Ohio	814,269	13,464	3.6%
Colorado	720,447	15,512	4.2%
Michigan	699,275	8,030	2.2%
North Carolina	667,317	7,642	2.0%
New York	646,711	30,650	8.2%
Missouri	627,308	1,945	0.5%
Louisiana	624,032	5,952	1.6%
Kansas	512,002	5,880	1.6%
Arizona	465,755	10,127	2.7%
Indiana	457,998	3,369	0.9%
Tennessee	435,433	5,687	1.5%
Georgia	430,695	8,868	2.4%
New Jersey	392,930	6,335	1.7%
Kentucky	365,971	2,701	0.7%
South Carolina	349,388	4,498	1.2%
Maryland	340,986	4,311	1.2%
Alabama	323,972	2,618	0.7%
Oregon	201,532	3,604	1.0%
Connecticut	185,074	3,830	1.0%
Minnesota	181,764	4,971	1.3%
Idaho	179,036	1,424	0.4%
Arkansas	165,219	3,484	0.9%
Mississippi	116,900	916	0.2%
Massachusetts	111,166	1,020	0.3%
Nebraska	107,402	331	0.1%
Maine	107,000	487	0.1%
New Hampshire	97,400	591	0.2%
Iowa	93,755	1,402	0.4%
Nevada	92,697	2,550	0.7%
Oklahoma	90,737	6,058	1.6%
New Mexico	71,297	163	—%
Washington	47,004	2,154	0.6%
Montana	44,650	993	0.3%
Wisconsin	22,580	377	0.1%
Hawaii	—	685	0.2%
	20,734,374	$372,176	100.0%

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2021 annual rent of approximately $884 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available. In March, our employees transitioned to a fully remote work force to protect the safety and well-being of our personnel. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impacts.
Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals for 2021 of approximately $461.5 million (not including the impact of rent deferrals, ground lease payments for leases in which we are a sub-lessor, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have an average remaining base lease term life of approximately 12 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2020
Our property acquisitions and developments in 2020 consisted primarily of spending on Experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, increased to approximately 55% in 2020, from approximately 20% in 2019. While we expect that acquisitions will continue to be the greater portion of our investment spending in future years, we also expect that build-to-suit projects will remain a component of such spending as well. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities. During the year ended December 31, 2020, we limited our investment spending to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. We will continue to limit our investment spending during the Covenant Relief Period under the amendments to the agreements governing our bank credit facilities and private placement notes.

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

During the year ended December 31, 2020, the Company did not sell any unregistered equity securities.

On February 24, 2021, there were approximately 6,707 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2020 common shares	—	$—	—	$44,006,350
November 1 through November 30, 2020 common shares	—	—	—	44,006,350
December 1 through December 31, 2020 common shares	—	—	—	44,006,350

Total	—	$—	—	$—	(1)
(1) On March 24, 2020, we announced that our Board of Trustees approved a share repurchase program pursuant to which we may repurchase up to $150 million of our common shares. The share repurchase program was set to expire on December 31, 2020; however, we suspended the program upon the effective date of the covenant modification agreements, June 29, 2020, as discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Under the share repurchase program, we could repurchase our common shares in the open market, through block trades, in privately negotiated transactions, pursuant to a trading plan separately adopted in the future, or by other means, in accordance with federal securities laws and other applicable laws. The actual timing, number and value of common shares repurchased under the share repurchase program was determined by management at its discretion and depended on a number of factors, including, but not limited to, the market price of our common shares, general market and economic conditions, our financial condition, and applicable legal requirements. We were not obligated to repurchase a minimum number of common shares under the share repurchase program. There can be no assurances as to our ability to reinstitute the share repurchase program in future periods or the timing thereof.

Dividends
As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations," on June 29, 2020 and November 3, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and on June 29, 2020 and December 24, 2020, we also amended the Note Purchase Agreement which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on us and our tenants and borrowers. The amendments also impose certain restrictions including our ability to pay common dividends during the Covenant Relief Period, subject to certain exceptions. Accordingly, in connection with these amendments, we temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax). There can be no assurances as to our ability to reinstitute cash dividend payments to common shareholders in future periods or the timing thereof.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2020, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Analysis
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
EPR Properties	$100.00	$129.65	$125.22	$131.16	$153.63	$73.48
MSCI U.S. REIT Index	$100.00	$108.60	$114.11	$108.89	$137.03	$126.65
Russell 1000 Index	$100.00	$112.05	$136.36	$129.83	$170.63	$206.40
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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial and other information of the Company as of and for each of the years ended December 31, 2020, 2019, 2018, 2017, and 2016. The table should be read in conjunction with the Company's consolidated financial statements and notes thereto and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

The operating data below reflects the reclassification of discontinued operations for public charter school investments disposed of during the year ended December 31, 2019. For additional detail, see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Operating Statement Data
(Dollars in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018	2017	2016
Total revenue	$414,661	$651,969	$639,921	$518,320	$451,038
Net (loss) income attributable to EPR Properties	(131,728)	202,243	266,983	262,968	224,982
Preferred dividend requirements	(24,136)	(24,136)	(24,142)	(24,293)	(23,806)
Preferred share redemption costs	—	—	—	(4,457)	—
Net (loss) income available to common shareholders of EPR Properties	(155,864)	178,107	242,841	234,218	201,176

Net (loss) income available to common shareholders per common share:
Continuing operations	$(2.05)	$1.70	$2.66	$2.76	$2.62
Discontinued operations	—	0.62	0.61	0.53	0.55
Basic	$(2.05)	$2.32	$3.27	$3.29	$3.17

Continuing operations	$(2.05)	$1.70	$2.66	$2.76	$2.62
Discontinued operations	—	0.62	0.61	0.53	0.55
Diluted	$(2.05)	$2.32	$3.27	$3.29	$3.17

Shares used for computation (in thousands):
Basic	75,994	76,746	74,292	71,191	63,381
Diluted	75,994	76,782	74,337	71,254	63,474

Cash dividends declared per common share	$1.515	$4.500	$4.320	$4.080	$3.840

Balance Sheet Data (at period end)
(Dollars in thousands)
Cash and cash equivalents	$1,025,577	$528,763	$5,872	$41,917	$19,335
Total assets	6,704,185	6,577,511	6,131,390	6,191,493	4,865,022
Debt	3,694,443	3,102,830	2,986,054	3,028,827	2,485,625
Total liabilities	4,073,600	3,571,706	3,266,367	3,264,168	2,679,121
Equity	2,630,585	3,005,805	2,865,023	2,927,325	2,185,901

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

Overview

Business
Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA") and dividends per share. Our strategy is to focus on long-term investments in the Experiential sector which benefit from our depth of knowledge and relationships, and which we believe offer sustained performance throughout most economic cycles. See Item 1 - "Business" for further discussion regarding our strategic rationale for our focus on Experiential properties.

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

Prior to the COVID-19 pandemic, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. The current economic situation created by the pandemic has impeded our growth in the near term while our focus has been addressing challenges brought on by the pandemic, including monitoring customer status and working with customers to help ensure long-term stability as well as assisting them in reopening plans. See more discussion on the impact of the pandemic on our business below. We expect to return to growth as our customers' businesses continue to recover and, in turn, our cashflows stabilize. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” of this report.

As of December 31, 2020, our total assets were approximately $6.7 billion (after accumulated depreciation of approximately $1.1 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.5 billion at December 31, 2020. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2020 and 2019. We group our investments into two reportable segments, Experiential and Education. As of December 31, 2020, our Experiential investments comprised $5.9 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of December 31, 2020, our Experiential segment consisted of the following property types (owned or financed):
•178 theatre properties;
•55 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•13 ski properties;
•six experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of December 31, 2020, our owned Experiential real estate portfolio consisted of approximately 19.3 million square feet, was 93.8% leased and included $57.6 million in property under development and $20.2 million in undeveloped land inventory.

As of December 31, 2020, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•10 private school properties.

As of December 31, 2020, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, was 100% leased and included $3.0 million in undeveloped land inventory.

The combined owned portfolio consisted of 20.7 million square feet and was 94.2% leased.

COVID-19 Update
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic severely impacted global economic activity during 2020 and caused significant volatility and negative pressure in financial markets, which is expected to continue into 2021. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving. As a result, the COVID-19 pandemic severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. Substantially all of our non-theatre locations and many of our theatre locations have re-opened as of December 31, 2020. However, certain theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many major studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, the development and distribution of vaccines and the efficacy of those vaccines, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the direct and indirect economic effects of the outbreak and containment measures, all of which are uncertain and cannot be predicted. During 2020, the COVID-19 pandemic negatively affected our business, and could continue to have material, adverse effects on our financial condition, results of operations and cash flows.

Our Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the year ended December 31, 2020. The following were adverse impacts to our financial statements and business during the year ended December 31, 2020:
•We wrote-off receivables from tenants and straight-line rent receivables totaling $65.1 million directly to rental revenue upon determination that the collectibility of these receivables or future lease payments from these tenants were no longer probable. Additionally, we determined that future rental revenue related to these tenants, including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group, will be recognized on a cash basis. The straight-line rent receivable represented $38.0 million of this write-off and was comprised of $26.5 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable.
•We reduced rental revenue by $13.6 million due to rent abatements.
•We deferred approximately $76.0 million of amounts due from tenants and $3.4 million due from borrowers that were booked as receivables. Additionally, we have amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrower.
•We recognized $85.7 million in impairment charges during the year ended December 31, 2020, which was comprised of $70.7 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets. We also recognized impairment charges on joint ventures of $3.2 million related to our equity investments in three theatre projects located in China.
•We increased our expected credit losses by $30.7 million from our implementation estimate of $2.2 million. This increase was primarily due to credit loss expense related to fully reserving the outstanding principal balance of $12.6 million and unfunded commitment to fund $12.9 million, totaling $25.5 million, related to notes receivable from one borrower, as a result of recent changes in the borrower's financial status due to the impact of the COVID-19 pandemic. The remaining increase was due to economic uncertainty and the rapidly changing environment surrounding the pandemic.
•We recognized a full valuation allowance of $18.0 million during third quarter 2020 on our net deferred tax assets related to our taxable REIT subsidiary ("TRS") and Canadian tax paying entity as a result of the uncertainty of realization caused by the impact of the COVID-19 pandemic. At December 31, 2020, we have a valuation allowance totaling $24.9 million on our net deferred tax assets.
•On March 20, 2020, we borrowed $750.0 million under our unsecured revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility given the global uncertainty caused by the COVID-19 pandemic. On December 30, 2020, we paid down our revolving credit facility by $160.0 million, following the sale of six private schools and four early childhood education centers. Subsequent to year-end, we paid down an additional $500.0 million on our revolving credit facility.
•We amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements during the Covenant Relief Period in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. We pay higher interest costs during the Covenant Relief Period. The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also impose additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends and making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. See below and Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.
•In connection with the loan amendments discussed above, certain of our key subsidiaries guaranteed our obligations based on our unsecured debt ratings. If our unsecured debt rating is further downgraded by Moody's, we will be required to pledge the equity interest in certain of these subsidiary guarantors to secure our obligations under our unsecured credit facilities and private placement notes. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

On March 24, 2020, our Board of Trustees (the "Board") announced approval of a $150 million share repurchase program in response to the extraordinary dislocation in our common share price. The share repurchase program was set to expire on December 31, 2020; however, the program was suspended upon the effective date of the loan amendments on June 29, 2020, discussed above. During the year ended December 31, 2020, we repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan. There can be no assurances as to our ability to reinstitute the share repurchase program in future periods or the timing thereof.

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

Collections of rent and interest were impacted during the year by the COVID-19 pandemic and approximately 92% of our non-theatre and 58% of our theatre locations were open for business as of December 31, 2020. During the year ended December 31, 2020, tenants and borrowers paid approximately 46% of fourth quarter, 43% of third quarter and 29% of second quarter 2020 pre-COVID contractual cash revenue. Pre-COVID contractual cash revenue is an operational measure and represents aggregate cash payments for which we were entitled under existing contracts prior to the COVID-19 pandemic, excluding percentage rent (rents received over base amounts) and cash payments for subsequently disposed properties, net. The Company has reached resolution with customers representing approximately 95% of its pre-COVID contractual revenue. While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the Financial Accounting Standards Board (FASB) Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

In March 2020, our employees transitioned to a fully remote work force to protect the safety and well-being of our personnel. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impacts.

Operating Results
Our total revenue from continuing operations, net (loss) income available to common shareholders per diluted share and FFOAA per diluted share (a non-GAAP financial measure) are detailed below for the years ended December 31, 2020 and 2019 (in millions, except per share information):

	Year ended December 31,
	2020	2019	Change
Total revenue from continuing operations	$414.7	$652.0	(36)%
Net (loss) income available to common shareholders per diluted share	(2.05)	2.32	(188)%
FFOAA per diluted share	1.43	5.44	(74)%

The major factors impacting our results for the year ended December 31, 2020, as compared to the year ended December 31, 2019 were as follows:
•The effects of the COVID-19 pandemic as described above;
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
•The decrease in general and administrative expense;
•The decrease in costs associated with loan refinancing or payoff;
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

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our real estate investments. These estimates of impairment may have a direct impact on our consolidated financial statements. We assess the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist which include, but are not limited to, under-performance relative to projected future operating results, change in the time period we expect to hold the property, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by comparing the carrying amount of the property to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

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

If the acquisition is determined to be a business combination, we record the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any non-controlling interest. Typically, fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying consolidated statements of (loss) income and comprehensive (loss) income as transaction costs.

Collectibility of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectibility of our receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant, current economic conditions and changes in customer payment terms. We suspend revenue recognition when the collectibility of amounts due are no longer probable and record a direct write-off of the receivable to revenue. Prior to 2019, we reduced our accounts receivable by an allowance for doubtful accounts and recorded bad debt expense included in property operating expenses when loss was probable.

Collectibility of Mortgage and Notes Receivables
Our mortgage and notes receivables consist of loans originated by us and the related accrued and unpaid interest income. We regularly evaluate the collectibility of our receivables by reviewing past due balances and considering such factors as the credit quality of our borrowers, historical trends of the borrower, our historical loss experience, current portfolio, market and economic conditions and changes in borrower payment terms. We estimate our current expected credit losses on a loan-by-loan basis using a forward-looking commercial real estate forecasting tool. We record credit loss expense and reduce our mortgage note and note receivables balances by the allowance for credit losses on a quarterly basis in accordance with ASC 326. In the event we have a past due mortgage note or note receivable and we determine it is collateral dependent, we measure expected credit losses based on the fair value of the collateral. If foreclosure is deemed probable, and we expect to sell rather than operate the collateral, we adjust the fair value of the collateral for the estimated costs to sell. Prior to 2020, we evaluated the collectibility of our mortgage and notes receivables to determine whether the loan was impaired and if it was probable that we would be unable to collect all amounts due according to the contractual terms.

Recent Developments

Investment Spending
Our investment spending during the years ended December 31, 2020 and 2019 totaled $85.1 million and $794.7 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2020
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$33,162	$5,760	$5,183	$22,219	$—	$—
Eat & Play	19,679	18,852	827	—	—	—
Attractions	669	—	669	—	—	—
Ski	2,088	—	—	—	2,088	—
Experiential Lodging	17,114	13,775	1,649	—	—	1,690
Cultural	6,293	—	159	—	6,134	—
Fitness & Wellness	6,049	—	—	—	6,049	—
Total Experiential	85,054	38,387	8,487	22,219	14,271	1,690

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$85,057	$38,387	$8,487	$22,219	$14,274	$1,690

For the Year Ended December 31, 2019
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$459,393	$4,500	$28,429	$426,464	$—	$—
Eat & Play	76,739	51,209	6,901	1,429	17,200	—
Attractions	102	—	—	—	102	—
Ski	37,288	—	288	—	37,000	—
Experiential Lodging	125,170	53,130	935	—	70,000	1,105
Gaming	608	608	—	—	—	—
Cultural	30,661	198	—	23,963	6,500	—
Fitness & Wellness	5,950	—	—	—	5,950	—
Total Experiential	735,911	109,645	36,553	451,856	136,752	1,105

Education:
Private Schools	18,798	2,300	1,474	5,871	9,153	—
Early Childhood Education Centers	4,914	4,914	—	—	—	—
Public Charter Schools	35,068	29,953	—	—	5,115	—
Total Education	58,780	37,167	1,474	5,871	14,268	—

Total Investment Spending	$794,691	$146,812	$38,027	$457,727	$151,020	$1,105
The above amounts include $9 thousand and $35 thousand in capitalized payroll, $1.2 million and $5.3 million in capitalized interest and $0.3 million and $0.4 million in capitalized other general and administrative direct project costs for the years ended December 31, 2020 and 2019, respectively. Excluded from the table above is $11.3 million and $15.2 million of maintenance capital expenditures and other spending for the years ended December 31, 2020 and 2019, respectively.

We limited our investment spending during the year ended December 31, 2020 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. We will continue to limit our investment spending during the Covenant Relief Period under the amendments to the agreements governing our bank credit facilities and private placement notes as discussed above.

Dispositions
On December 29, 2020, pursuant to a tenant purchase option, we completed the sale of six private schools and four early childhood education centers for net proceeds of approximately $201.2 million and recognized a gain on sale of approximately $39.7 million. Additionally, during the year ended December 31, 2020, we completed the sale of three early education properties, four experiential properties and two land parcels for net proceeds totaling $26.6 million and recognized a combined gain on sale of $10.4 million.

AMC Restructuring
On July 31, 2020, we entered into a Forbearance Agreement (the “Forbearance Agreement”), a Master Lease Agreement (the “Master Lease”) and seven amended lease agreements (the “Transitional Leases” and collectively with the Master Lease, the “Leases”) with American Multi-Cinema, Inc. and certain affiliates (“AMC”) relating to 53 properties leased by us to AMC (the “Leased Properties”) on the date the agreement was executed. We entered into the Master Lease with AMC relating to 46 theatres (“Master Lease Properties”) and amended the Transitional Leases relating to seven theatres (“Transitional Properties”), each of which was effective July 1, 2020. Subsequent to the effective date, we terminated the Transitional Leases during the second and third quarter of 2020.

We agreed to reduce total annual fixed rent on the 46 Master Lease Properties by approximately 18%, or $19.4 million to approximately $87.8 million (including approximately $6.8 million of ground rent and the repayment of deferral amounts for the months of April, May and June 2020 which we had agreed to defer and amortize as part of fixed rent over the first 14 years of the Master Lease term). Additionally, the Master Lease has fixed escalators of 7.5% every five years on fixed rent excluding the portion attributable to deferred rent.

Each lease for the seven Transitional Properties was amended by the parties. We agreed to reduce the aggregate annual fixed rent on the Transitional Properties by approximately $6.2 million to approximately $8.1 million (including approximately $1.2 million of ground rent and the repayment of deferral amounts for the months of April, May and June 2020 which we had agreed to defer and amortize as part of fixed rent over the remaining terms of the new leases). The total amount deferred under each Transitional Lease prior to us terminating these agreements is still due by AMC and is scheduled to be paid over what would have been the remaining terms of the related property leases.

Pursuant to the Leases and the Forbearance Agreement, during the period of July 1, 2020 through December 31, 2020, AMC agreed to pay percentage rent (15% of gross receipts) in lieu of fixed rent for the Leased Properties prior to any lease terminations. The difference between the percentage rent paid and fixed rent due under the Master Lease represents an additional deferred amount that, beginning in February 2021, will be added to fixed cash rent and amortized over the first 14 years of the Master Lease and beginning January 2021 will be rent due related to the Transitional Leases amortized over the prior lease terms. During the year ended December 31, 2020, we recognized $1.7 million in percentage rent from AMC which related to the period they were open beginning in late August. The payment expected for December will be recognized in the first quarter of 2021 when the payment is received due to recognizing AMC's revenue on a cash basis.

The Master Lease Properties have been divided into four tranches, with the initial term of each tranche expiring annually from June 30, 2034 to June 30, 2037. The Transitional Leases have expiration dates occurring between November 2026 and March 2029. Prior to December 31, 2020, we terminated all Transitional Leases with AMC.

We believe that the AMC restructuring significantly improves our long-term position with respect to AMC, while providing AMC with deferrals it needs during the pandemic and better performing theatres in the future. Specifically:

•The Master Lease was designed with the intention that the parties will respect the master lease characterization at all times, which we believe will enhance our position in the event of a reorganization proceeding regarding AMC;
•The lease terms on properties included in the Master Lease were increased by an average of nine years; and
•We have reduced our exposure to AMC through the termination of each of the seven Transitional Lease and plan to re-brand or sell these properties with one property sold in December of 2020.

Impairment Charges
As a result of the COVID-19 pandemic, we experienced vacancies at some of our properties and at others we negotiated lease modifications that included rent reductions. As part of this process, we reassessed the expected holding periods and expected future cash flows of such properties and determined that the estimated cash flows were not sufficient to recover the carrying values of nine properties. Accordingly, we recognized impairment charges of $85.7 million, which were comprised of $70.7 million of impairments of real estate investments at nine properties and $15.0 million of impairments of operating lease right-of-use assets at two of these properties. See Note 4 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to these impairment charges.

During the year ended December 31, 2020, we recognized other-than-temporary impairment charges of $3.2 million on our equity investments in three theatre projects located in China. See Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to these impairment charges.

Severance Expense
On December 31, 2020, our Senior Vice President - Asset Management, Michael L. Hirons, retired. His retirement was a "Qualifying Termination" under our Employee Severance and Retirement Vesting Plan. For the year ended December 31, 2020, severance expense totaled $2.9 million and included cash payments totaling $1.6 million, and accelerated vesting of nonvested shares and performance shares totaling $1.3 million.

Attraction Tenant Update
During the year ended December 31, 2020, we entered into an amended and restated loan and security agreement with one of our notes receivable borrowers in response to the impacts of the COVID-19 pandemic on the borrower. The restated note receivable consisted of the previous note balance of $6.5 million and provides the borrower with a term loan for up to $13.0 million and a $6.0 million revolving line of credit. The restated note receivable has a maturity date of June 30, 2032 and the line of credit matures on December 31, 2022. Interest is deferred through June 30, 2022, at which time monthly principal and interest payments will be due over 10 years and will be recognized as income on a cash basis. Although the borrower is not in default, nor has the borrower declared bankruptcy, we determined these modifications resulted in a troubled debt restructuring at December 31, 2020 due to the impacts of the COVID-19 pandemic on the borrower's financial condition. We recognized credit loss expense for the outstanding principal balance of $12.6 million and the $12.9 million unfunded commitment on the term loan and line of credit as of December 31, 2020.

Amended Consolidated Credit Agreement and Note Purchase Agreement
During the year ended December 31, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements through December 31, 2020, or when the Company provides notice that it elects to terminate the Covenant Relief Period, both subject to certain conditions. See discussion below in Liquidity and Capital Resources and Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to these amendments.

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019
Minimum rent (1)	$372,546	$544,279	$(171,733)
Percentage rent (2)	8,554	14,962	(6,408)
Straight-line rent (3)	(24,550)	10,557	(35,107)
Tenant reimbursements (4)	15,111	22,864	(7,753)
Other rental revenue	515	360	155
Total Rental Revenue	$372,176	$593,022	$(220,846)

Other income (5)	9,139	25,920	(16,781)
Mortgage and other financing income	33,346	33,027	319
Total revenue	$414,661	$651,969	$(237,308)

(1) For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in minimum rent resulted primarily from the impact of the COVID-19 pandemic, with approximately $176.0 million related to tenants with rent recognized on a cash basis or as restructured, as well as for properties with deferred rent not recognized because collection was determined not probable or there were rent abatements. In addition, there was a decrease in rental revenue of $7.0 million from property dispositions not classified in discontinued operations. This was partially offset by an increase in minimum rent of $5.5 million related to property acquisitions and developments completed in 2020 and 2019 and $5.8 million in increases on existing properties. Minimum rent for the year ended December 31, 2020 includes $5.2 million in variable rent from tenants that paid a portion of minimum rent based on a percentage of gross revenue.

During the year ended December 31, 2020, we renewed 15 lease agreements on approximately 0.9 million square feet. These extension agreements (which exclude restructured agreements with AMC as discussed in "Recent Developments") were negotiated with our tenants in conjunction with rent deferrals as a result of the impact of the COVID-19 pandemic. The extension periods for these agreements will begin in future periods, between 2021 and 2031. Upon the commencement of the extension periods, we expect a weighted average increase of approximately 8% in rental rates. We paid no leasing commissions with respect to these lease renewals.

(2) The decrease in percentage rent (amounts above base rent) related primarily to lower percentage rent recognized during the year ended December 31, 2020 from five theatre properties, one ski property, five attraction properties, one eat and play tenant and one early education tenant. These decreases were partially offset by increases in percentage rent from one private school tenant.

(3) For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in straight-line rent resulted primarily from write-offs totaling $38.0 million during the year ended December 31, 2020, which was comprised of $26.5 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable, due to the COVID-19 pandemic. This was partially offset by an increase in straight-line rent related to property acquisitions and developments completed in 2020 and 2019.

(4) The decrease in tenant reimbursements during the year ended December 31, 2020 was primarily due to COVID-19 contractual abatements (which in certain cases included tenant reimbursements), tenant deferrals that were not recognized because collection was not probable and vacancies. Additionally, during the year ended December 31, 2020, we had $4.7 million less in the gross-up of tenant reimbursed expenses for property taxes at various properties as certain tenants at these properties are now paying these costs directly.

(5) The decrease in other income for the year ended December 31, 2020 related primarily to a decrease in operating income as a result of COVID-19 closures at the Kartrite Resort and a theatre property.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019
Property operating expense (1)	$58,587	$60,739	$(2,152)
Other expense (2)	16,474	29,667	(13,193)
General and administrative expense (3)	42,596	46,371	(3,775)
Severance expense	2,868	2,364	504
Costs associated with loan refinancing or payoff (4)	1,632	38,269	(36,637)
Interest expense, net (5)	157,675	142,002	15,673
Transaction costs (6)	5,436	23,789	(18,353)
Credit loss expense (7)	30,695	—	30,695
Impairment charges (8)	85,657	2,206	83,451
Depreciation and amortization (9)	170,333	158,834	11,499
Equity in loss from joint ventures (10)	(4,552)	(381)	(4,171)
Impairment charges on joint ventures (11)	(3,247)	—	(3,247)
Gain on sale of real estate (12)	50,119	4,174	45,945
Income tax (expense) benefit (13)	(16,756)	3,035	(19,791)
Income from discontinued operations before other items (14)	—	37,241	(37,241)
Impairment on public charter school portfolio sale (15)	—	(21,433)	21,433
Gain on sale of real estate from discontinued operations (16)	—	31,879	(31,879)
Preferred dividend requirements	(24,136)	(24,136)	—

(1) Our property operating expenses arise from the operations of our entertainment districts and other specialty properties as well as operating ground lease expense and the gross-up of tenant reimbursed expenses. The decrease in property operating expenses resulted from bad debt expense booked in 2019, as well as a decrease in the gross-up of tenant reimbursed expenses for property taxes at various properties as certain tenants at these properties are now paying these costs directly. These decreases were partially offset by an increase in costs due to higher vacancies.

(2) The decrease in other expense for the year ended December 31, 2020 related to a decrease in operating expenses as a result of COVID-19 closures at the Kartrite Resort and a theatre property.

(3) The decrease in general and administrative expense for the year ended December 31, 2020 was primarily due to a decrease in payroll and benefits costs, as well as travel expenses, partially offset by increases in professional fees.

(4) Costs associated with loan refinancing or payoff for the year ended December 31, 2020 related to fees paid to third parties in connection with amendments to our Consolidated Credit Agreement and Note Purchase Agreement. Costs associated with loan refinancing or payoff for the year ended December 31, 2019 related to the tender and redemption of the 5.75% Senior Notes due 2022.

(5) The increase in our net interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted primarily from an increase in average borrowings as well as a decrease in interest cost capitalized on development projects. This was partially offset by a decrease in our weighted average interest rate on outstanding debt and an increase in interest income from short-term investments related to cash on hand.

(6) The decrease in transaction costs for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to pre-opening costs related to the Kartrite Resort, which opened in May 2019, as well as less costs related to the transfer of our CLA properties to Crème.

(7) Credit loss expense for the year ended December 31, 2020 was recognized in conjunction with our implementation of the new current expected credit losses standard (Topic 326). In addition, credit loss expense for the year ended December 31, 2020 included $25.5 million of credit loss expense that was recognized to reserve the outstanding principal balance of notes receivable from one borrower and an unfunded commitment to fund an additional $12.9 million, as a result of to recent changes in the borrower's financial status due to the COVID-19 pandemic.

(8) Impairment charges recognized during the year ended December 31, 2020, related to nine properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic. Impairment charges recognized during the year ended December 31, 2020 were comprised of $70.7 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets. Impairment charges recognized during the year ended December 31, 2019, related to one theatre property.

(9) The increase in depreciation and amortization expense resulted primarily from acquisitions and developments completed in 2019 and 2020 as well as the acceleration of amortization on an in-place lease intangible related to a vacant property. This increase was partially offset by decreases related to property dispositions that occurred during 2019 and 2020.

(10) The increase in equity in loss from joint ventures resulted primarily from losses recognized at our joint ventures projects located in St. Petersburg Beach, Florida, and our joint ventures in three theatre projects in China. These properties were negatively impacted due to COVID-19 closures.

(11) Impairment charges on joint ventures for the year ended December 31, 2020 related to other-than-temporary impairment charges on three theatre projects located in China. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

(12) The gain on sale of real estate for the year ended December 31, 2020 related to the exercise of a tenant purchase option on six private schools and four early childhood education centers as well as the sale of three early education center properties, four experiential properties and two land parcels. The gain on sale of real estate for the year ended December 31, 2019 related to the sale of one early childhood education center property, one attraction property and four land parcels.

(13) The increase in income tax expense for the year ended December 31, 2020 compared to income tax benefit for the year ended December 31, 2019 is primarily related to the recognition of a full valuation allowance on deferred tax assets for our Canadian operations and certain TRSs as a result of the economic uncertainty caused by the COVID-19 pandemic.

(14) Income from discontinued operations before other items for the year ended December 31, 2019 related to the operating results of all public charter school investments disposed in 2019. See Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on discontinued operations.

(15) Impairment on public charter school portfolio sale for the year ended December 31, 2019 related to the sale of substantially all of our public charter school portfolio, consisting of 47 public charter school related assets. See Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on these impairment charges.

(16) Gain on sale of real estate from discontinued operations for the year ended December 31, 2019 was due to the disposition of ten public charter schools pursuant to tenant purchase options and seven other public charter school properties sold during 2019.

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

(4) The increase in tenant reimbursements related primarily to the gross-up of tenant reimbursed expenses of $6.9 million recognized during the year ended December 31, 2019 in accordance with Topic 842.

(5) The increase in other income for the year ended December 31, 2019 related primarily to the operating income from the Kartrite Resort, as well as the operating income from a theatre.

(6) The decrease in mortgage and other financing income was primarily due to prepayment fees received in connection with prepayments on two non-Education mortgage notes during the year ended December 31, 2018 totaling $71.3 million as well as note and direct financing lease payoffs in 2018 and 2019.

Analysis of Expenses and Other Line Items
The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018
Property operating expense (1)	$60,739	$29,654	$31,085
Other expense (2)	29,667	443	29,224
General and administrative expense	46,371	48,889	(2,518)
Severance expense	2,364	5,938	(3,574)
Litigation settlement expense	—	2,090	(2,090)
Costs associated with loan refinancing or payoff (3)	38,269	31,958	6,311
Interest expense, net (4)	142,002	135,870	6,132
Transaction costs (5)	23,789	3,698	20,091
Impairment charges (6)	2,206	27,283	(25,077)
Depreciation and amortization (7)	158,834	138,395	20,439
Equity in loss from joint ventures	(381)	(22)	(359)
Gain on sale of real estate	4,174	3,037	1,137
Gain on sale of investment in direct financing leases (8)	—	5,514	(5,514)
Income tax benefit (expense) (9)	3,035	(2,285)	5,320
Income from discontinued operations before other items (10)	37,241	45,036	(7,795)
Impairment on public charter school portfolio sale (11)	(21,433)	—	(21,433)
Gain on sale of real estate from discontinued operations (12)	31,879	—	31,879
Preferred dividend requirements	(24,136)	(24,142)	6

(1) Our property operating expenses arise from the operations of our entertainment districts and other specialty properties as well as operating ground lease expense and the gross-up of tenant reimbursed expenses. The increase in property operating expenses resulted primarily from ground lease expense of $24.6 million from our existing operating ground leases as well as the gross-up of tenant reimbursed expenses of $6.9 million recognized during the year ended December 31, 2019, in accordance with Topic 842, adopted January 1, 2019.
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

(6) Impairment charges recognized during the year ended December 31, 2019 related to one theatre property. Impairment charges recognized during the year ended December 31, 2018 related to two partially completed early childhood education centers and two land parcels with site improvements, as well as an impairment charge related to two guarantees of the payment of certain economic development revenue bonds secured by leasehold interest and improvements at two theatres in Louisiana. See Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on these impairment charges.

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

(10) Income from discontinued operations before other items for the year ended December 31, 2019 and 2018 related to the operating results of all public charter school investments disposed in 2019. See Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on discontinued operations.

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

Liquidity and Capital Resources

Cash and cash equivalents were $1.0 billion at December 31, 2020. In addition, we had restricted cash of $2.4 million at December 31, 2020. Of the restricted cash at December 31, 2020, $1.3 million related to cash held for our tenants' off-season rent reserves and $1.1 million related to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

As of December 31, 2020, we had total debt outstanding of $3.7 billion of which 99% was unsecured.

At December 31, 2020, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

In light of the continuing financial and operational impacts of the COVID-19 pandemic on us, our tenants and borrowers, on June 29, 2020 and November 3, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement through December 31, 2021. We can elect to terminate the Covenant Relief Period early, subject to certain conditions.

On June 29, 2020 and December 24, 2020, we further amended our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements through October 1, 2021. We can elect to extend such period through January 1, 2022 and may elect to terminate the Covenant Relief Period early, subject to certain conditions. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

At December 31, 2020, we had $590.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.125%, with a facility fee of 0.375%. During the three months ended December 31, 2020, our unsecured debt rating was downgraded to BB+ by both Fitch and Standard & Poor's. If our unsecured debt rating is further downgraded by Moody's, the interest rate on the revolving credit facility would increase by 0.35% during the Covenant Relief Period. After the Covenant Relief Period and based on our current unsecured debt ratings, the interest rate will be LIBOR plus 1.20% (with a LIBOR floor of zero) and the facility fee will be 0.25%, however these rates are subject to change based on our unsecured debt ratings. Subsequent to December 31, 2020, due to stronger collections, disposition proceeds and significant liquidity, we used a portion of our cash on hand to reduce borrowing under our unsecured revolving credit facility by $500.0 million, resulting in a remaining balance of $90.0 million on our $1.0 billion facility.

At December 31, 2020, our unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.50%. Similar to the unsecured revolving credit facility discussed above, if our unsecured debt rating is further downgraded by Moody's, the interest rate on the term loan facility would increase by 0.35% during the Covenant Relief Period. After the Covenant Relief Period and based on our current unsecured debt ratings, the interest rate will be LIBOR plus 1.35% (with a LIBOR floor of zero), however these rates are subject to change based on our unsecured debt ratings. As of December 31, 2020, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022. During the Covenant Relief Period and based on our current unsecured debt ratings, the interest rate swaps are fixed at 4.40% for $350.0 million of borrowings and 4.60% for the remaining $50.0 million of borrowings, and after the Covenant Relief Period will be 3.40% for $350.0 million of borrowings and 3.60% for the remaining $50.0 million of borrowings, however these rates are subject to change based on the Company’s unsecured debt ratings.

At December 31, 2020, we had outstanding $340.0 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. As noted above, we amended the Note Purchase Agreement, which governs our private placement notes, on June 29, 2020 and December 24, 2020 to modify certain provisions and obtain covenant waivers. At December 31, 2020, the interest rates for the private placement notes were 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively. After the Covenant Relief Period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively. Subsequent to December 31, 2020, we used a portion of our cash proceeds from property sales to reduce the principal of our private placement notes by $23.8 million in accordance with the above amendments to the Note Purchase Agreement.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. The amendments to these debt agreements imposed a new minimum liquidity financial covenant during the Covenant Relief Period, provided relief from compliance with certain other financial covenants during the Covenant Relief Period and permanently modified certain other financial covenants. The amendments also imposed additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures and paying dividends and making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. In addition, the amendments required us to cause certain of our key subsidiaries to guarantee our obligations based on our unsecured debt ratings, and we are required to pledge the equity interests of such subsidiary guarantors if certain subsequent events occur; however, both of these requirements end when the Covenant Relief Period is over. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details regarding these amendments.
Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with these financial and other covenants under our debt instruments at December 31, 2020.
Our principal investing activities are acquiring, developing and financing Experiential and Education properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or, after the expiration of the Covenant Relief Period, incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Capital Markets

During the year ended December 31, 2020, our Board of Trustees approved a share repurchase program to repurchase up to $150.0 million of our common shares. The share repurchase program was set to expire on December 31, 2020; however, we suspended the program on the effective date of the covenant modification agreements, June 29, 2020, as discussed above. During the year ended December 31, 2020, we repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

During the year ended December 31, 2020, we issued an aggregate of 36,176 common shares under our DSP Plan for net proceeds of $1.1 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements, distributions to shareholders and, to a lesser extent, share repurchases. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$65,273	$439,530
Net cash provided by investing activities	133,986	96,505
Net cash provided (used) by financing activities	297,169	(23,223)

We currently anticipate that our cash on hand, cash from operations and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments for the next 12 months, including to fund our operations, make interest and principal payments on our debt, allow distributions to our preferred shareholders, and allow distributions to our common shareholders to avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements. We may also use funds available under our unsecured revolving credit facility, subject to compliance with financial covenants.

As discussed above, we have agreed to rent and mortgage payment deferral arrangements with most of our customers as a result of the COVID-19 pandemic. Under these deferral arrangements, our customers are required to resume rent and mortgage payments at negotiated times, and begin repaying deferred amount under negotiated schedules, which will begin at various times in the future. In addition, the continuing impact of the COVID-19 pandemic may result in further extensions or adjustments for our customers, which we cannot predict at this time. In the near term, we believe we can fund our short-term liquidity requirements primarily with cash on hand, including funds borrowed under our unsecured revolving credit facility.

Liquidity requirements at December 31, 2020 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2020 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long Term Debt Obligations	$—	$590,000	$675,000	$148,000	$300,000	$2,016,995	$3,729,995
Interest on Long Term Debt Obligations	157,078	131,911	117,895	106,927	92,653	175,670	782,134
Operating Lease Obligation - Corporate Office	884	967	967	967	967	724	5,476
Operating Ground Lease Obligations (1)	22,520	22,058	21,340	20,840	20,936	203,467	311,161
Total	$180,482	$744,936	$815,202	$276,734	$414,556	$2,396,856	$4,828,766

(1) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2020, rental revenue from several of our tenants, who are also sub-tenants under the ground leases, are being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties are vacant. In the event the tenant fails to pay the ground lease rent or the property is vacant, we would be primarily responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments

As of December 31, 2020, we had 17 development projects with commitments to fund an aggregate of approximately $118.3 million, of which approximately $46.9 million is expected to be funded in 2021. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2020, we had three mortgage notes and one note receivable with commitments totaling approximately $31.8 million, of which approximately $21.7 million is expected to be funded in 2021. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2020, we had two surety bonds outstanding totaling $31.6 million.

Liquidity Analysis

As noted above, we had $590.0 million outstanding under our unsecured revolving credit facility at December 31, 2020. We borrowed $750.0 million on March 20, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets due to the COVID-19 pandemic. In addition, during 2020, we deferred our anticipated gaming venue investment and all other uncommitted investment spending. On December 30, 2020, we paid down our unsecured revolving credit facility by $160.0 million. In January 2021, due to stronger collections, disposition proceeds and significant liquidity, we used $500.0 million of our cash on hand to reduce the balance outstanding on our $1.0 billion unsecured revolving credit facility from

$590.0 million to $90.0 million. We believe our unrestricted cash position and borrowing capacity on our unsecured revolving credit facility will provide us with sufficient liquidity and aid us in this time of market disruption.

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

Our investment spending and uses of cash during the Covenant Relief Period will be subject to limitations under the amendments to the agreements governing our Consolidated Credit Agreement and Note Purchase Agreement as discussed above. In addition, in certain circumstances, we will be required to apply 100% of the proceeds, net of certain costs, received during the Covenant Relief Period from certain sales and dispositions, debt issuances or equity issuances, in each case, subject to certain exceptions, to repay amounts outstanding under our Consolidated Credit Agreement and Note Purchase Agreement.

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

Our net debt to adjusted EBITDAre ratio was not meaningful at December 31, 2020 given the temporary disruption caused by the COVID-19 pandemic and the associated accounting for tenant rent deferrals and other lease modifications. Our net debt to gross assets ratio was 40% as of December 31, 2020 (see "Non-GAAP Financial Measures" for calculation).

Non-GAAP Financial Measures

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net (loss) income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from disposition of real estate and impairment losses on real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, transaction costs, severance expense, preferred share redemption costs, impairment of operating lease right-of-use assets, termination fees associated with tenants' exercises of public charter school buy-out options and credit loss expense and subtracting gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

FFO, FFOAA and AFFO are widely used measures of the operating performance of real estate companies and are provided here as a supplemental measure to GAAP net (loss) income available to common shareholders and earnings per share, and management provides FFO, FFOAA and AFFO herein because it believes this information is useful to investors in this regard. FFO, FFOAA and AFFO are non-GAAP financial measures. FFO, FFOAA and AFFO do not represent cash flows from operations as defined by GAAP and are not indicative that cash flows are adequate to fund all cash needs and are not to be considered alternatives to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO, FFOAA and AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2020, 2019 and 2018 and reconciles such measures to net (loss) income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2020	2019	2018
FFO:
Net (loss) income available to common shareholders of EPR Properties	$(155,864)	$178,107	$242,841
Gain on sale of real estate	(50,119)	(36,053)	(3,037)
Gain on sale of investment in direct financing leases	—	—	(5,514)
Impairment of real estate investments, net (1)	70,648	23,639	27,283
Real estate depreciation and amortization	169,253	170,717	152,508
Allocated share of joint venture depreciation	1,491	2,213	226
Impairment charges on joint ventures	3,247	—	—
FFO available to common shareholders of EPR Properties	$38,656	$338,623	$414,307

FFO available to common shareholders of EPR Properties	$38,656	$338,623	$414,307
Add: Preferred dividends for Series C preferred shares	—	7,754	7,759
Add: Preferred dividends for Series E preferred shares	—	7,756	7,756
Diluted FFO available to common shareholders of EPR Properties	$38,656	$354,133	$429,822
FFOAA:
FFO available to common shareholders of EPR Properties	$38,656	$338,623	$414,307
Costs associated with loan refinancing or payoff	1,632	38,450	31,958
Transaction costs	5,436	23,789	3,698
Severance expense	2,868	2,364	5,938
Litigation settlement expense	—	—	2,090
Termination fee included in gain on sale	—	24,075	1,864
Gain on insurance recovery (included in other income)	(809)	—	—
Impairment of operating lease right-of-use assets (1)	15,009	—	—
Credit loss expense	30,695	—	—
Deferred income tax expense (benefit)	15,246	(4,115)	573
FFOAA available to common shareholders of EPR Properties	$108,733	$423,186	$460,428

FFOAA available to common shareholders of EPR Properties	$108,733	$423,186	$460,428
Add: Preferred dividends for Series C preferred shares	—	7,754	7,759
Add: Preferred dividends for Series E preferred shares	—	7,756	7,756
Diluted FFOAA available to common shareholders of EPR Properties	$108,733	$438,696	$475,943
AFFO:
FFOAA available to common shareholders of EPR Properties	$108,733	$423,186	$460,428
Non-real estate depreciation and amortization	1,080	1,045	922
Deferred financing fees amortization	6,606	6,192	5,797
Share-based compensation expense to management and trustees	13,819	13,180	15,111
Amortization of above/below-market leases, net and tenant allowances	(480)	(343)	(581)
Maintenance capital expenditures (2)	(11,377)	(5,453)	(2,101)
Straight-lined rental revenue	24,550	(13,552)	(10,229)
Straight-lined ground sublease expense	749	882	—
Non-cash portion of mortgage and other financing income	(250)	(2,411)	(3,043)
AFFO available to common shareholders of EPR Properties	$143,430	$422,726	$466,304
FFO per common share:
Basic	$0.51	$4.41	$5.58
Diluted	0.51	4.39	5.51
FFOAA per common share:
Basic	$1.43	$5.51	$6.20
Diluted	1.43	5.44	6.10
Shares used for computation (in thousands):
Basic	75,994	76,746	74,292
Diluted	75,994	76,782	74,337

Weighted average shares outstanding-diluted EPS	75,994	76,782	74,337
Effect of dilutive Series C preferred shares	—	2,164	2,114
Effect of dilutive Series E preferred shares	—	1,631	1,607
Adjusted weighted average shares outstanding - diluted Series C and Series E	75,994	80,577	78,058
Other financial information:
Dividends per common share	$1.515	$4.500	$4.320

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of (loss) income and comprehensive (loss) income included in this Annual Report on Form 10-K. See Note 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to discontinued operations.

(1) Impairment charges recognized during the year ended December 31, 2020 totaled $85.7 million, which was comprised of $70.7 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for years ended December 31, 2019 and 2018. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for these periods.

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

EBITDAre

NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net (loss) income, computed in accordance with GAAP, excluding interest expense (net), income tax (benefit) expense, depreciation and amortization, gains and losses from disposition of real estate, impairment losses on real estate, costs associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

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

Adjusted EBITDAre

Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding gain on insurance recovery, severance expense, credit loss expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees. For the three months ended December 31, 2020, Adjusted EBITDAre was further adjusted to add back prior period receivable write-offs related to certain theatre tenants placed on cash basis or receiving abatements during the quarter.

Our method of calculating Adjusted EBITDAre may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. Adjusted EBITDAre is not a measure of performance under GAAP, does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. This measure should not be considered as an alternative to net income or any other GAAP measure as a measurement of the results of our operations or cash flows or liquidity as defined by GAAP.

Reconciliations of debt, total assets and net (loss) income available to common shareholders (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets, EBITDAre and Adjusted EBITDAre (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	December 31,
	2020	2019
Net Debt:
Debt	$3,694,443	$3,102,830
Deferred financing costs, net	35,552	37,165
Cash and cash equivalents	(1,025,577)	(528,763)
Net Debt	$2,704,418	$2,611,232

Gross Assets:
Total Assets	$6,704,185	$6,577,511
Accumulated depreciation	1,062,087	989,254
Cash and cash equivalents	(1,025,577)	(528,763)
Gross Assets	$6,740,695	$7,038,002

Net Debt to Gross Assets	40%	37%

	Three Months Ended December 31,
	2020	2019
EBITDAre and Adjusted EBITDAre:
Net (loss) income	$(19,977)	$36,297
Interest expense, net	42,838	34,907
Income tax expense (benefit)	402	(530)
Depreciation and amortization	42,014	44,530
Gain on sale of real estate	(49,877)	(5,648)
Impairment of real estate investments, net	22,832	23,639
Costs associated with loan refinancing or payoff	812	43
Allocated share of joint venture depreciation	361	551
Allocated share of joint venture interest expense	872	735
EBITDAre (for the quarter)	$40,277	$134,524
Gain on insurance recovery (1)	(809)	—
Severance expense	2,868	423
Transaction costs	814	5,784
Credit loss expense	20,312	—
Accounts receivable write-offs from prior periods (2)	4,301	—
Straight-line receivable write-offs from prior periods (2)	870	—
Adjusted EBITDAre (for the quarter)	$68,633	$140,731

Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of (loss) income and comprehensive (loss) income included in this Annual Report on Form 10-K.
(1) Included in other income in the consolidated statements of (loss) income and comprehensive (loss) income for the quarter. Other income includes the following:

	Three Months Ended December 31,
	2020	2019
Income from settlement of foreign currency swap contracts	$110	$252
Gain on insurance recovery	809	—
Operating income from operated properties	45	7,996
Miscellaneous income	4	138
Other income	$968	$8,386

(2) Included in rental revenue from continuing operations in the consolidated statements of (loss) income and comprehensive (loss) income for the quarter. Rental revenue includes the following:
	Three Months Ended December 31,
	2020	2019
Minimum rent	$79,342	$139,529
Accounts receivable write-offs from prior periods	(4,301)	—
Tenant reimbursements	4,831	5,790
Percentage rent	3,040	6,428
Straight-line rental revenue	1,768	2,926
Straight-line receivable write-offs from prior periods	(870)	—
Other rental revenue	201	92
Rental revenue	$84,011	$154,765

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

	December 31, 2020	December 31, 2019
Total Investments:
Real estate investments, net of accumulated depreciation	$4,851,302	$5,197,308
Add back accumulated depreciation on real estate investments	1,062,087	989,254
Land held for development	23,225	28,080
Property under development	57,630	36,756
Mortgage notes and related accrued interest receivable	365,628	357,391
Investment in joint ventures	28,208	34,317
Intangible assets, gross (1)	57,962	57,385
Notes receivable and related accrued interest receivable, net (1)	7,300	14,026
Total investments	$6,453,342	$6,714,517

Total investments	$6,453,342	$6,714,517
Operating lease right-of-use assets	163,766	211,187
Cash and cash equivalents	1,025,577	528,763
Restricted cash	2,433	2,677
Accounts receivable	116,193	86,858
Less: accumulated depreciation on real estate investments	(1,062,087)	(989,254)
Less: accumulated amortization on intangible assets (1)	(16,330)	(12,693)
Prepaid expenses and other current assets (1)	21,291	35,456
Total assets	$6,704,185	$6,577,511

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets include the following:

	December 31, 2020	December 31, 2019
Intangible assets, gross	$57,962	$57,385
Less: accumulated amortization on intangible assets	(16,330)	(12,693)
Notes receivable and related accrued interest receivable, net	7,300	14,026
Prepaid expenses and other current assets	21,291	35,456
Total other assets	$70,223	$94,174

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
A substantial portion of our leases provide for base and participating rent features. In addition, certain of our mortgage notes receivable similarly provide for base and participating interest. To the extent inflation causes tenant or borrower revenues at our properties to increase, we would participate in those revenue increases through our right to receive variable rent and annual percentage rent and/or participating interest over the base amounts, as applicable.
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
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases are non-triple-net leases. These non-triple net leases represent approximately 18% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.
Some of our investments have been structured using more traditional REIT lodging structures or are managed through a third-party manager. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries (TRSs) which are facilitated by management agreements with eligible independent contractors. Under this structure and when we manage properties through a third-party manager, we rely on the performance of our properties and the ability of the properties' managers to increase revenues to keep pace with inflation which may be limited by competitive pressures.
Additionally, our general and administrative costs may be subject to increases resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of December 31, 2020, we had a $1.0 billion unsecured revolving credit facility with $590.0 million outstanding. Subsequent to December 31, 2020, we paid down $500.0 million on our revolving credit facility. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.
As of December 31, 2020, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At December 31, 2020, the joint venture had a secured mortgage loan with an outstanding balance of $85.0 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023. In response to the COVID-19 pandemic, on May 28, 2020, the joint venture was granted a three-month interest deferral, which is required to be paid on the maturity date of the loan and is not considered a troubled debt restructuring.

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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in millions)

	2021	2022	2023	2024	2025	Thereafter	Total	Estimated Fair Value
December 31, 2020:
Fixed rate debt	$—	$—	$675.0	$148.0	$300.0	$2,017.0	$3,140.0	$3,114.8
Average interest rate	—%	—%	4.76%	5.60%	4.50%	4.55%	4.67%	4.64%
Variable rate debt	$—	$590.0	$—	$—	$—	$—	$590.0	$590.0
Average interest rate (as of December 31, 2020)	—%	2.13%	—%	—%	—%	—%	2.13%	2.13%

	2020	2021	2022	2023	2024	Thereafter	Total	Estimated Fair Value
December 31, 2019:
Fixed rate debt	$—	$—	$—	$675.0	$148.0	$2,317.0	$3,140.0	$3,295.5
Average interest rate	—%	—%	—%	4.02%	4.35%	4.44%	4.34%	3.45%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2019)	—%	—%	—%	—%	—%	—%	—%	—%

The fair value of our debt as of December 31, 2020 and 2019 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.
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
During the year ended December 31, 2020, we entered into three USD-CAD cross-currency swaps that were effective July 1, 2020 with a total fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swaps is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.
For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives are reported in accumulated other comprehensive income (AOCI) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
EPR Properties:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Adoption of New Accounting Pronouncements
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for expected credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016‑13, Measurement of Credit Losses on Financial Instruments (Topic 326).

As discussed in Note 15 to the consolidated financial statements, the Company has changed its method for accounting for its leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2020 was $4.9 billion. The Company reviews a real estate investment for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investment may not be recoverable.

We identified the evaluation of indicators real estate investments may not be recoverable as a critical audit matter. There is a high degree of subjective judgement in evaluating the events or changes in circumstances that may indicate the carrying value of real estate investments may not be recoverable. In particular, the judgments regarding the expected period the Company will hold the real estate investments and the impact of changes in market and tenant conditions on the determination of the recoverability of the real estate investments required a higher degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s process to identify and evaluate events or changes in circumstances that may indicate the carrying amount of real estate investments may not be recoverable, including controls related to determining the period the Company will hold the real estate investments. We inquired of Company officials and inspected documents such as meeting minutes of the Board of Trustees to evaluate the likelihood that a real estate investment would be sold prior to the estimated holding period. We also performed independent evaluations, including examining current tenant information including status of accounts receivable and committee minutes related to lease negotiations for indications that the carrying value of the real estate investments may not be recoverable.

Impairment of real estate investments and right‑of‑use assets
As discussed in Notes 2, 3, 4 and 15 to the consolidated financial statements, the real estate investments, net balance and operating lease right‑of‑use assets balance as of December 31, 2020 was $4.9 billion and $163.8 million, respectively. The Company reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company recognized impairment charges of $70.7 million on real estate investments and $15.0 million on the operating lease right‑of‑use assets, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

We identified the assessment of the fair values of real estate investments and operating lease right‑of‑use assets based on recent independent appraisals used to determine the impairment charges as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the relevance of comparable land sales, market rents, capitalization rates, and discount rates used to determine the fair value of these assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the determination of comparable land sales, market rents, capitalization rates and discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•Comparing the Company’s estimated fair value of land to a range of independently developed estimates based on publicly available and comparable land sales.

•Comparing the Company’s estimated assumptions of market rents, capitalization rates, and discount rates to a range of independently developed estimates based on publicly available industry data.

Collectability of lease receivables
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company assesses the probability of collecting lease receivables on a lease‑by‑lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenants, current economic conditions, and changes in customer payment terms. Whenever the results of that assessment, events, or changes in circumstances indicate that it is no longer probable that the Company will be able to collect substantially all lease receivables or future lease payments, the Company records a charge to rental revenue for the outstanding receivable balance and suspends revenue recognition. The Company recorded charges to rental revenue of $65.1 million during the year ended December 31, 2020.

We identified the evaluation of the probability of collection of substantially all lease receivables as a critical audit matter. The assessment required subjective auditor judgment to evaluate the financial strength of tenants and the expected operating performance of the leased property.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of lease receivable collectability. This included controls related to the evaluation of the financial strength of tenants, and the expected operating performance of the leased property. To assess the financial strength of tenants and the expected operating performance of the leased property, for certain tenants we evaluated (1) the aging of outstanding accounts receivable, (2) recent payment history, (3) certain publicly available information about the tenants, and (4) property financial information regarding the tenant.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri
February 25, 2021

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2020	2019
Assets
Real estate investments, net of accumulated depreciation of $1,062,087 and $989,254 at December 31, 2020 and 2019, respectively	$4,851,302	$5,197,308
Land held for development	23,225	28,080
Property under development	57,630	36,756
Operating lease right-of-use assets	163,766	211,187
Mortgage notes and related accrued interest receivable	365,628	357,391
Investment in joint ventures	28,208	34,317
Cash and cash equivalents	1,025,577	528,763
Restricted cash	2,433	2,677
Accounts receivable	116,193	86,858
Other assets	70,223	94,174
Total assets	$6,704,185	$6,577,511
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$105,379	$122,939
Operating lease liabilities	202,223	235,650
Common dividends payable	36	29,424
Preferred dividends payable	6,034	6,034
Unearned rents and interest	65,485	74,829
Debt	3,694,443	3,102,830
Total liabilities	4,073,600	3,571,706
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 81,917,876 and 81,588,489 shares issued at December 31, 2020 and 2019, respectively	819	816
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at December 31, 2020 and 2019; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at December 31, 2020 and 2019; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at December 31, 2020 and 2019; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,857,632	3,834,858
Treasury shares at cost: 7,315,087 and 3,125,569 common shares at December 31, 2020 and 2019, respectively	(261,238)	(147,435)
Accumulated other comprehensive income	216	7,275
Distributions in excess of net income	(966,992)	(689,857)
Total equity	$2,630,585	$3,005,805
Total liabilities and equity	$6,704,185	$6,577,511
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
Rental revenue	$372,176	$593,022	$509,086
Other income	9,139	25,920	2,076
Mortgage and other financing income	33,346	33,027	128,759
Total revenue	414,661	651,969	639,921
Property operating expense	58,587	60,739	29,654
Other expense	16,474	29,667	443
General and administrative expense	42,596	46,371	48,889
Severance expense	2,868	2,364	5,938
Litigation settlement expense	—	—	2,090
Costs associated with loan refinancing or payoff	1,632	38,269	31,958
Interest expense, net	157,675	142,002	135,870
Transaction costs	5,436	23,789	3,698
Credit loss expense	30,695	—	—
Impairment charges	85,657	2,206	27,283
Depreciation and amortization	170,333	158,834	138,395
(Loss) income before equity in loss from joint ventures, other items and discontinued operations	(157,292)	147,728	215,703
Equity in loss from joint ventures	(4,552)	(381)	(22)
Impairment charges on joint ventures	(3,247)	—	—
Gain on sale of real estate	50,119	4,174	3,037
Gain on sale of investment in a direct financing lease	—	—	5,514
(Loss) income before income taxes	(114,972)	151,521	224,232
Income tax (expense) benefit	(16,756)	3,035	(2,285)
(Loss) income from continuing operations	$(131,728)	$154,556	$221,947
Discontinued operations:
Income from discontinued operations before other items	—	37,241	45,036
Impairment on public charter school portfolio sale	—	(21,433)	—
Gain on sale of real estate from discontinued operations	—	31,879	—
Income from discontinued operations	—	47,687	45,036
Net (loss) income	(131,728)	202,243	266,983
Preferred dividend requirements	(24,136)	(24,136)	(24,142)
Net (loss) income available to common shareholders of EPR Properties	$(155,864)	$178,107	$242,841
Net (loss) income available to common shareholders of EPR Properties per share:
Continuing operations	$(2.05)	$1.70	$2.66
Discontinued operations	—	0.62	0.61
Basic	$(2.05)	$2.32	$3.27

Continuing operations	$(2.05)	$1.70	$2.66
Discontinued operations	—	0.62	0.61
Diluted	$(2.05)	$2.32	$3.27
Shares used for computation (in thousands):
Basic	75,994	76,746	74,292
Diluted	75,994	76,782	74,337

Other comprehensive (loss) income:
Net (loss) income	$(131,728)	$202,243	$266,983
Foreign currency translation adjustment	3,494	9,253	(16,177)
Change in unrealized (loss) gain on derivatives	(10,553)	(14,063)	15,779
Comprehensive (loss) income attributable to EPR Properties	$(138,787)	$197,433	$266,585
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2020, 2019 and 2018 (Dollars in thousands)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income (loss)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	76,858,632	$769	14,848,165	$148	$3,478,986	$(121,591)	$12,483	$(443,470)	$2,927,325
Restricted share units issued to Trustees	23,571	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	295,202	3	—	—	4,588	(617)	—	—	3,974
Purchase of common shares for vesting	—	—	—	—	—	(7,156)	—	—	(7,156)
Share-based compensation expense	—	—	—	—	15,111	—	—	—	15,111
Share-based compensation included in severance expense	—	—	—	—	3,218	—	—	—	3,218
Foreign currency translation adjustment	—	—	—	—	—	—	(16,177)	—	(16,177)
Change in unrealized gain on derivatives	—	—	—	—	—	—	15,779	—	15,779
Net income	—	—	—	—	—	—	—	266,983	266,983
Issuances of common shares	20,553	—	—	—	1,286	—	—	—	1,286
Conversion of Series E Convertible Preferred shares to common shares	800	—	(1,734)	—	—	—	—	—	—
Conversion of Series C Convertible Preferred shares to common shares	1,964	—	(5,000)	—	—	—	—	—	—
Stock option exercises, net	25,721	—	—	—	1,305	(1,364)	—	—	(59)
Dividends to common shareholders ($4.32 per share)	—	—	—	—	—	—	—	(321,119)	(321,119)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,760)	(7,760)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,757)	(7,757)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	27,392	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	208,755	2	—	—	4,926	(498)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,691)	—	—	(9,691)
Share-based compensation expense	—	—	—	—	13,180	—	—	—	13,180
Share-based compensation included in severance expense	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	—	9,253	—	9,253
Change in unrealized loss on derivatives	—	—	—	—	—	—	(14,063)	—	(14,063)
Net income	—	—	—	—	—	—	—	202,243	202,243
Issuances of common shares	4,007,113	41	—	—	305,893	—	—	—	305,934
Stock option exercises, net	118,786	1	—	—	5,785	(6,518)	—	—	(732)
Dividends to common shareholders ($4.50 per share)	—	—	—	—	—	—	—	(346,216)	(346,216)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2020, 2019 and 2018 (Dollars in thousands) (continued)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income (loss)	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance shares, net of cancellations	217,034	2	—	—	6,505	(359)	—	—	6,148
Purchase of common shares for vesting	—	—	—	—	—	(7,387)	—	—	(7,387)
Share-based compensation expense	—	—	—	—	13,819	—	—	—	13,819
Share-based compensation included in severance expense	—	—	—	—	1,258	—	—	—	1,258
Foreign currency translation adjustment	—	—	—	—	—	—	3,494	—	3,494
Change in unrealized loss on derivatives	—	—	—	—	—	—	(10,553)	—	(10,553)
Net loss	—	—	—	—	—	—	—	(131,728)	(131,728)
Issuances of common shares	36,176	—	—	—	1,129	—	—	—	1,129
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(50)	(50)
Dividends to common shareholders ($1.515 per share)	—	—	—	—	—	—	—	(119,058)	(119,058)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net (loss) income	$(131,728)	$202,243	$266,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges	85,657	23,639	27,283
Impairment charges on joint ventures	3,247	—	—
Gain on sale of real estate	(50,119)	(36,053)	(3,037)
Gain on insurance recovery	(809)	—	—
Deferred income tax expense (benefit), net	15,246	(4,115)	573
Credit loss expense	30,695	—	—
Gain on sale of investment in a direct financing lease	—	—	(5,514)
Costs associated with loan refinancing or payoff	1,632	38,450	31,958
Equity in loss from joint ventures	4,552	381	22
Distributions from joint ventures	—	112	567
Depreciation and amortization	170,333	171,763	153,430
Amortization of deferred financing costs	6,606	6,192	5,797
Amortization of above/below market leases and tenant allowances, net	(480)	(343)	(581)
Share-based compensation expense to management and Trustees	13,819	13,180	15,111
Share-based compensation expense included in severance expense	1,258	580	3,218
Change in assets and liabilities:
Operating lease assets and liabilities	344	1,194	—
Mortgage notes accrued interest receivable	(7,576)	(381)	(517)
Accounts receivable	(47,383)	(1,385)	(22,300)
Direct financing lease receivable	—	(186)	(563)
Other assets	(2,698)	(1,301)	(1,055)
Accounts payable and accrued liabilities	(16,128)	27,540	4,979
Unearned rents and interest	(11,195)	(1,980)	7,974
Net cash provided by operating activities	65,273	439,530	484,328
Investing activities:
Acquisition of and investments in real estate and other assets	(38,714)	(500,629)	(187,460)
Proceeds from sale of real estate	227,742	216,020	22,134
Proceeds from sale of public charter school portfolio	—	449,555	—
Investment in unconsolidated joint ventures	(1,690)	(325)	(29,473)
Proceeds from settlement of derivative	—	—	30,796
Investment in mortgage notes receivable	(8,141)	(142,456)	(36,105)
Proceeds from mortgage note receivable paydown	481	217,459	335,168
Investment in promissory notes receivable	(6,134)	(12,271)	(7,863)
Proceeds from promissory note receivable paydown	103	3,738	7,500
Proceeds from insurance recovery	809	—	—
Proceeds from sale of investment in direct financing leases, net	—	—	43,447
Additions to properties under development	(40,470)	(134,586)	(274,956)
Net cash provided (used) by investing activities	133,986	96,505	(96,812)
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	750,000	962,000	908,000
Principal payments on debt	(160,000)	(866,735)	(949,684)
Deferred financing fees paid	(6,330)	(9,386)	(8,642)
Costs associated with loan refinancing or payoff (cash portion)	(1,632)	(36,918)	(28,650)
Net proceeds from issuance of common shares	972	305,556	956
Impact of stock option exercises, net	—	(732)	(62)
Purchase of common shares for treasury for vesting	(7,387)	(9,691)	(7,156)
Purchase of common shares under share repurchase program	(105,994)	—	—
Dividends paid to shareholders	(172,460)	(367,317)	(342,315)
Net cash provided (used) by financing activities	297,169	(23,223)	(427,553)
Effect of exchange rate changes on cash	142	121	(442)
Net change in cash and cash equivalents and restricted cash	496,570	512,933	(40,479)
Cash and cash equivalents and restricted cash at beginning of the year	531,440	18,507	58,986
Cash and cash equivalents and restricted cash at end of the year	$1,028,010	$531,440	$18,507
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.
	Year Ended December 31,
	2020	2019	2018
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$528,763	$5,872	$41,917
Restricted cash at beginning of the year	2,677	12,635	17,069
Cash and cash equivalents and restricted cash at beginning of the year	$531,440	$18,507	$58,986

Cash and cash equivalents at end of the year	$1,025,577	$528,763	$5,872
Restricted cash at end of the year	2,433	2,677	12,635
Cash and cash equivalents and restricted cash at end of the year	$1,028,010	$531,440	$18,507

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$20,657	$354,568	$228,572
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$20,062	$17,590	$18,252
Credit loss expense related to adoption of ASC Topic 326	$2,163	$—	$—
Conversion or reclassification of mortgage notes receivable to real estate investments	$—	$—	$155,185
Mortgage note received for sale of real estate investments	$—	$27,423	$—
Amounts related to adoption of ASC Topic 842:
Operating lease right-of-use assets	$—	$229,620	$—
Operating lease liabilities	$—	$253,486	$—
Sub-lessor straight-line receivable	$—	$24,454	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$14,000	$—
Assumption of debt	$—	$18,585	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$152,393	$143,530	$145,559
Cash paid during the year for income taxes	$1,507	$1,842	$1,363
Interest cost capitalized	$1,233	$5,326	$9,903
Change in accrued capital expenditures	$(12,376)	$(35,155)	$32,993
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

1. Organization

Description of Business
EPR Properties (the Company) was formed on August 22, 1997 as a Maryland real estate investment trust (REIT), and an initial public offering of the Company's common shares of beneficial interest (common shares) was completed on November 18, 1997. Since that time, the Company has been a leading Experiential net lease REIT specializing in select enduring experiential properties. The Company's underwriting is centered on key industry and property cash flow criteria, as well as the credit metrics of the Company's tenants and customers. The Company’s properties are located in the United States and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of EPR Properties and its subsidiaries, all of which are wholly owned.

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many jurisdictions within the United States and abroad reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic has severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. Substantially all the Company's non-theatre locations and many of the Company's theatre locations have re-opened as of December 31, 2020. However, certain theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many movie studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, the development and distribution of vaccines and the efficacy of those vaccines, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, and the direct and indirect economic effects of the outbreak and containment measures, all of which are uncertain and cannot be predicted. During 2020, the COVID-19 pandemic negatively affected the Company's business, and could continue to have material, adverse effects on the Company's financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the year ended December 31, 2020. The following were adverse impacts to its financial statements and business during the year ended December 31, 2020:

•The Company wrote-off receivables from tenants and straight-line rent receivables totaling $65.1 million directly to rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income upon determination that the collectibility of these receivables or future lease payments from these tenants were no longer probable. Additionally, the Company determined that future rental revenue related to these tenants, including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, will be recognized on a cash basis. The straight line rent receivable

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
represented $38.0 million of this write-off and was comprised of $26.5 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable.
•The Company reduced rental revenue by $13.6 million due to rent abatements.
•The Company deferred approximately $76.0 million of amounts due from tenants and $3.4 million due from borrowers that were booked as receivables. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrower.
•The Company recognized $85.7 million in impairment charges during the year ended December 31, 2020, which was comprised of $70.7 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets. The Company also recognized impairment charges on joint ventures of $3.2 million related to its equity investments in three theatre projects located in China.
•The Company increased its expected credit losses by $30.7 million from its implementation estimate of $2.2 million. This increase was primarily due to credit loss expense related to fully reserving the outstanding principal balance of $12.6 million and unfunded commitment to fund $12.9 million, totaling $25.5 million, related to notes receivable from one borrower, as a result of recent changes in the borrower's financial status due to the impact of the COVID-19 pandemic. The remaining increase was due to economic uncertainty and the rapidly changing environment surrounding the pandemic.
•The Company recognized a full valuation allowance of $18.0 million during the third quarter 2020 on the Company's net deferred tax assets related to the Company's taxable REIT subsidiary (TRS) and Canadian tax paying entity as a result of the uncertainty of realization caused by the impact of the COVID-19 pandemic. At December 31, 2020, the Company had a valuation allowance totaling $24.9 million on its net deferred tax assets.
•On March 20, 2020, the Company borrowed $750.0 million under its unsecured revolving credit facility as a precautionary measure to increase the Company's cash position and preserve financial flexibility given the global uncertainty caused by the COVID-19 pandemic. On December 30, 2020, the Company paid down its revolving credit facility by $160.0 million, following the sale of six private schools and four early childhood education centers. Subsequent to year-end, the Company paid down an additional $500.0 million on its revolving credit facility.
•The Company amended the agreement which governs its unsecured revolving credit facility and its unsecured term loan facility (Consolidated Credit Agreement) and the agreement which governs its private placement notes (Note Purchase Agreement). The amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under these debt agreements during the Covenant Relief Period in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company pays higher interest costs during the Covenant Relief Period. The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also impose additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. See Note 8 for additional details. The term "Covenant Relief Period," as used in these notes to consolidated financial statements, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of the Company's Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at the Company's election, subject to certain conditions), in the case of the Company's Note Purchase Agreement governing its private placement notes. The Company has the right under certain circumstances to terminate the Covenant Relief Period earlier.
•In connection with the loan amendments discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. If the Company's unsecured debt rating is further downgraded by Moody's, it will be required to pledge the equity interest in certain subsidiary guarantors to secure its obligations under its unsecured credit facilities and private placement notes. See Note 8 for additional details.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
On June 29, 2020, the effective date of the loan amendments discussed above, the Company suspended its share repurchase plan. Prior to the effective date, during the year ended December 31, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

The monthly cash dividends to common shareholders were suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. The suspension of the monthly cash dividend to common shareholders will continue through the Covenant Relief Period, except as may be necessary to maintain REIT status and to not owe income tax.

On July 31, 2020, the Company entered into a Forbearance Agreement (the Forbearance Agreement), a Master Lease Agreement (the Master Lease) and seven amended lease agreements (the Transitional Leases and collectively with the Master Lease, the Leases) with AMC, its affiliate tenants of the Company (AMC and such affiliates, collectively, AMC Tenant), and AMC Entertainment Holdings, Inc. (Guarantor), relating to all 53 properties leased to AMC Tenant (the Leased Properties) on the date the agreement was executed. These agreements restructured the then-existing lease terms for the Leased Properties in light of the continuing impact of the COVID-19 pandemic on AMC Tenant's operations. Effective July 1, 2020, the Leased Properties are leased to AMC Tenant pursuant to the following leases:

•Master Lease relating to 46 Leased Properties (the Master Lease Properties); and
•Seven Transitional Leases relating to seven Leased Properties (the Transitional Properties). These leases were subsequently terminated by the Company during 2020.

In addition, AMC Tenant and the Company entered into the following related agreements:

•Security Agreement granting to the Company a security interest subordinated to AMC's secured credit agreements and indentures in all of AMC Tenant’s property located at the Leased Properties to secure AMC Tenant’s obligations to the Company under the Forbearance Agreement and the Leases;
•Guaranty providing a guaranty by Guarantor of AMC Tenant’s obligations to the Company under the Forbearance Agreement and the Leases; and
•Capital Improvements Agreement providing a financial mechanism for the Company to provide AMC Tenant with up to $35 million of funds to complete improvements to the Master Lease Properties in exchange for increased annual fixed rent.

The prior leases for the 46 Master Lease Properties were replaced with a single Master Lease. The Company agreed to reduce total annual fixed rent on the 46 Master Lease Properties by approximately $19.4 million to approximately $87.8 million (including approximately $6.8 million of ground rent and the repayment of deferral amounts for the months of April, May and June 2020 which the Company had agreed to defer and amortize as part of fixed rent over the first 14 years of the Master Lease term).

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Pursuant to the Leases and the Forbearance Agreement, commencing on July 1, 2020 and continuing through December 31, 2020, in lieu of monthly fixed rent AMC Tenant agreed to pay percentage rent of 15% of total gross receipts during such month, not to exceed the deferred monthly fixed rent for the Leased Properties. The difference between the scheduled monthly fixed rent and the percentage rent actually paid to the Company for the Master Lease became additional deferred rent that, beginning in February 2021, will be added to fixed cash rent and amortized over the remaining portion of the first 14 years of the term of the Master Lease and beginning January 2021 will be rent due related to the Transitional Leases amortized over the prior lease terms. Accordingly, the new annual contractual rent under the Master Lease will increase from $87.8 million to $90.7 million by February 2021 (including approximately $4.9 million of ground rent).

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

Each lease for the seven Transitional Properties was amended by the parties. The Company agreed to reduce the aggregate annual fixed rent on the Transitional Properties by approximately $6.2 million to approximately $8.1 million (including approximately $1.2 million of ground rent and the repayment of deferral amounts for the months of April, May and June 2020 which the Company had agreed to defer and amortize as part of fixed rent over the remaining terms of the new leases).

The Company had the right to terminate each Transitional Lease by giving the AMC Tenant 90 days' prior notice of termination. Upon termination of a Transitional Lease by the Company, AMC Tenant agreed to (1) cooperate with the Company in transitioning the applicable Transitional Property to a new operator to ensure seamless transfer of management and re-branding, and (2) transfer certain property, including fixtures, furnishings and equipment, located or used at the applicable Transitional Property in exchange for a credit to the unpaid deferred amount due under the Transitional Lease. Prior to December 31, 2020, the Company terminated all Transitional Leases with AMC. The total amount deferred under each Transitional Lease prior to the Company terminating these agreements is still due by AMC and is scheduled to be paid over what would have been the remaining terms of the related property leases.

In March 2020, the Company's employees transitioned to a fully remote work force to protect the safety and well-being of the Company's personnel. The Company's prior investments in technology, business continuity planning and cyber-security protocols have enabled the Company to continue working with limited operational impacts.

Variable Interest Entities
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the FASB ASC Topic on Consolidation (Topic 810), but can exercise significant influence over the entity with respect to its operations and major decisions.

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2020 and 2019, the Company does not have any investments in consolidated VIEs.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Use of Estimates
Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). Actual results could differ from those estimates.

Real Estate Investments
Real estate investments are carried at initial recorded value less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. In addition, the Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 years to 40 years for buildings, three years to 25 years for furniture, fixtures and equipment and 10 years to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the lease term or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease.

Management reviews the Company's real estate investments, including operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable, which is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

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

In addition to acquisition-related costs in connection with business combinations, transaction costs include costs associated with terminated transactions, pre-opening costs and certain leasing and tenant transition costs. Transaction costs expensed totaled $5.4 million, $23.8 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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
Intangible assets and liabilities (included in Other assets and Accounts payable and accrued liabilities in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

	2020	2019
Assets:
In-place leases, net of accumulated amortization of $13.9 million and $10.8 million, respectively	$21,684	$24,528
Above-market lease, net of accumulated amortization of $1.2 million and $1.1 million, respectively	354	71
Tradenames, net of accumulated amortization of $317 thousand and $184 thousand, respectively (1)	8,847	8,980
Contract value, net of accumulated amortization of $914 thousand and $548 thousand, respectively	10,054	10,420
Goodwill	693	693
Total intangible assets, net	$41,632	$44,692

Liabilities:
Below-market lease, net of accumulated amortization of $1.5 million and $1.1 million, respectively	$8,397	$8,934
(1) At December 31, 2020 and 2019, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate lease intangible amortization included in expense was $5.6 million, $3.7 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2020 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2021	$3,283	$133	$365	$51	$(456)
2022	2,658	133	365	46	(437)
2023	2,654	133	365	46	(415)
2024	2,095	133	365	46	(396)
2025	2,085	133	365	46	(387)
Thereafter	8,909	2,827	8,229	119	(6,306)
Total	$21,684	$3,492	$10,054	$354	$(8,397)

Weighted average amortization period (years)	11.2	27.2	27.5	7.5	30.1

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.6 million and $37.2 million as of December 31, 2020 and 2019, respectively, are shown as a reduction of debt. The deferred financing costs of $4.8 million and $3.5 million as of December 31, 2020 and 2019, respectively, related to the unsecured revolving credit facility are included in other assets.

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
includes the following property types: early childhood education centers and private schools. See Note 19 for financial information related to these reportable segments.

Rental Revenue
The Company leases real estate to its tenants primarily under leases that are predominately classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the year ended December 31, 2020, the Company recognized straight-line write-offs totaling $38.0 million, which were comprised of $26.5 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $24.5 million for the year ended December 31, 2020. For the year ended December 31, 2019, the Company recognized straight-line write-offs of $1.4 million (of which $1.2 million has been classified within discontinued operations). There were no straight-line write-offs recognized during the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the Company recognized straight-line rental revenue, net of write-offs of $13.6 million (of which $3.0 million has been classified within discontinued operations) and $10.2 million (of which $5.5 million has been classified within discontinued operations), respectively.

Substantially all the Company's customers' operations were temporarily closed for a portion of the year ended December 31, 2020, as a result of the COVID-19 pandemic. Many of the Company's non-theatre locations have re-opened. However, certain of the Company's theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many movie studios to delay the release of films. In response, the Company has agreed to defer rent for a substantial portion of its customers. On April 10, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. In reliance upon the FASB Staff Q&A, the Company has not treated qualifying deferrals or rent concessions during the period effected by the COVID-19 pandemic as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or recognized when received as variable lease payments if collection is determined to not be probable. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the FASB Staff Q&A, are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these payments made by the lessees to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third-parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the year ended December 31, 2020 and 2019, the Company recognized $2.2 million and $6.9 million, respectively, related to the gross-up of these reimbursed expenses which are included in rental revenue and property operating expenses.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2020, 2019 and 2018, the non-lease components included in rental revenue totaled $12.9 million, $16.0 million and $15.3 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $8.6 million, $15.0 million and $10.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2020 based on a percentage of gross revenue. This variable rent totaled $5.2 million for the year ended December 31, 2020.

The Company regularly evaluates the collectibility of its receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant, current economic conditions and changes in customer payment terms. When the collectibility of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis.

Property Sales
Sales of real estate properties are recognized when a contract exists and the purchaser has obtained control of the property. Gains on sales of properties are recognized in full in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value.

The Company evaluates each sale or disposal transaction to determine if it meets the criteria to qualify as discontinued operations. A discontinued operation is a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on the Company's operations and financial results. If the sale or disposal transaction does not meet the criteria, the operations and related gain or loss on sale is included in income from continuing operations. Certain reclassifications have been made to prior period amounts to conform to the current period presentation for assets that qualify for presentation as discontinued operations. See Note 17 for further details.

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

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) effective January 1, 2020, which requires allowance for credit losses to be recorded to reflect that all mortgage notes and notes receivable have some inherent risk of loss regardless of credit quality, collateral, or other mitigating factors. The Company adopted the standard on the effective date and used the effective date as the date of initial application. Accordingly, comparative periods have not been recast, and required disclosures will not be provided for dates and periods prior to January 1, 2020. On the effective date, the Company recognized credit loss expense through retained earnings and the corresponding allowance for credit losses of approximately $2.2 million, which was comprised of $2.1 million related to mortgage notes receivable and $0.1 million related to notes receivable (which are presented within other assets in the accompanying consolidated balance sheet). While Topic 326 does not require any particular method for determining the reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable and supportable forecasts for the term of each mortgage note or note receivable. The Company uses a forward-looking commercial real estate forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the year ended December 31, 2020, the Company wrote off approximately $0.3 million of accrued interest income against interest income related to one note receivable. As of December 31, 2020, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of December 31, 2020, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Mortgage and other financing income included participating interest income of $0.6 million for the year ended December 31, 2019. No participating interest income was recognized for the years ended December 31, 2020 and 2018. In addition, for the years ended December 31, 2019 and 2018, mortgage and other financing income included $2.7 million (of which $1.8 million has been classified in discontinued operations) and $74.7 million, respectively, in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date. No prepayment fees were recognized for the year ended December 31, 2020.

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

The Company is subject to income tax in certain instances in both the US and in certain foreign jurisdictions, as more fully described herein. The Company’s income tax expense includes deferred income tax expense or benefit, which represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company evaluates the realizability of its deferred income tax assets and assesses the need for a valuation allowance for each jurisdiction for which it is subject to income tax. The realization of the deferred tax assets depends upon all positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets.

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2020, the net deferred tax assets related to the Company's Canadian operations totaled $17.0 million resulting from the temporary differences between income for financial reporting purposes and taxable income relating primarily to depreciation, capital improvements and straight-line rents. Due to the impacts of the COVID-19 pandemic, it is more likely than not the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's Canadian operations as of December 31, 2020 totaling $17.0 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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

At December 31, 2020, the net deferred tax assets related to the Company's TRSs totaled $7.9 million resulting from the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization. Due to the impacts of the COVID-19 pandemic, it is more likely than not the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's TRSs as of December 31, 2020 totaling $7.9 million.

As of December 31, 2020 and 2019, respectively, the Canadian operations and the Company's TRSs had deferred tax assets included in other assets in the accompanying consolidated balance sheet totaling approximately $28.5 million and $19.3 million and deferred tax liabilities included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet totaling approximately $3.6 million and $3.9 million. At December 31, 2020, the Company had a valuation allowance offsetting the net deferred tax assets included in the accompanying consolidated balance sheet totaling $24.9 million. The Company’s consolidated deferred tax position is summarized as follows (in thousands):

	2020	2019
Fixed assets	$18,077	$14,462
Net operating losses	6,546	1,656
Start-up costs	2,495	2,768
Other	1,392	367
Total deferred tax assets	$28,510	$19,253

Capital improvements	$(2,888)	$(2,765)
Straight-line receivable	(706)	(1,097)
Other	(9)	(1)
Total deferred tax liabilities	$(3,603)	$(3,863)

Valuation allowance	(24,907)	—
Net deferred tax asset	$—	$15,390

Additionally, during the years ended December 31, 2020, 2019 and 2018, the Company recognized current income and withholding tax expense of $1.5 million, $1.1 million and $1.7 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current TRS income tax	$7	$376	$(221)
Current state income tax expense	(503)	(405)	(422)
Current foreign income tax	3	—	—
Current foreign withholding tax	(1,018)	(1,051)	(1,069)
Deferred TRS income tax (expense) benefit	(4,448)	3,719	319
Deferred foreign withholding tax	—	—	—
Deferred income tax (expense) benefit	(10,797)	396	(892)
Income tax benefit (expense)	$(16,756)	$3,035	$(2,285)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The Company's effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 13.5%, 1.5% and 0.8%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2020, 2019 and 2018. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2019) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2017 through 2019 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2015 through 2019 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2020, 2019 or 2018. The Company did not have any accrued interest and penalties at December 31, 2020, 2019 and 2018. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2020, 2019 and 2018.

Concentrations of Risk
Topgolf USA (Topgolf), Cinemark, AMC and Regal represented a significant portion of the Company's total revenue for the years ended December 31, 2020, 2019 and 2018. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments have been reduced due to the impact of the COVID-19 pandemic. The following is a summary of the Company's total revenue (including revenue from discontinued operations) from Topgolf, Cinemark, AMC and Regal (dollars in thousands):

	Year ended December 31,
	2020		2019		2018
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$80,714	19.5%	$78,962	11.2%	$64,459	9.2%
Cinemark	42,065	10.1%	38,927	5.5%	37,303	5.3%
AMC	29,964	7.2%	123,792	17.6%	115,805	16.5%
Regal	13,056	3.1%	75,784	10.8%	57,614	8.2%

Cash Equivalents
Cash equivalents include bank demand deposits.

Restricted Cash
Restricted cash represents cash held for tenants' off-season rent reserves and escrow deposits required in connection with property management agreements or held for potential acquisitions and redevelopments.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $12 thousand, $10 thousand and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years to four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $10.6 million, $11.3 million and $13.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Expense related to nonvested shares and included in severance expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $1.0 million, $0.6 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Nonvested Performance Shares Issued to Employees
During the year ended December 31, 2020, the Compensation and Human Capital Committee of the Company's Board of Trustees (Board) approved the 2020 Long Term Incentive Plan (the 2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $1.0 million for the year ended December 31, 2020. Expense related to nonvested performance shares and included in severance expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $261 thousand for the year ended December 31, 2020.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in general and administrative expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income was $2.2 million, $1.9 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The Company intends to amend agreements referencing the LIBOR-index to a replacement index and will apply the optional expedients offered in Topic 848.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Buildings and improvements	$4,526,342	$4,747,101
Furniture, fixtures & equipment	118,334	123,239
Land	1,242,663	1,290,181
Leasehold interests	26,050	26,041
	5,913,389	6,186,562
Accumulated depreciation	(1,062,087)	(989,254)
Total	$4,851,302	$5,197,308
Depreciation expense on real estate investments from continuing operations was $162.6 million, $153.2 million and $133.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Acquisitions and Development
During the year ended December 31, 2020, the Company completed the acquisition of real estate investments and lease related intangibles, as further discussed in Note 2, for Experiential properties totaling $22.1 million, that consisted of two theatre properties.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Additionally, during the year ended December 31, 2020, the Company had investment spending on build-to-suit development and redevelopment for Experiential properties totaling $46.9 million.

During the year ended December 31, 2019, the Company completed the acquisition of real estate investments and lease related intangibles, for Experiential properties totaling $451.9 million, that consisted of 26 theatre properties for approximately $426.5 million, one eat & play property for $1.4 million and two cultural properties for $24.0 million. The Company completed the acquisition of real estate investments and lease related intangibles for Education properties totaling $5.9 million that consisted of the acquisition of two early childhood education centers.

Additionally, during the year ended December 31, 2019, the Company had investment spending on build-to-suit development and redevelopment for Experiential properties totaling $146.2 million and Education properties totaling $38.6 million.

During the year ended December 31, 2019, the Company completed the construction of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York. The indoor waterpark resort is being operated under a traditional REIT lodging structure and facilitated by a management agreement with an eligible independent contractor. The related operating revenue and expense are included in other income and other expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2019. Additionally, during the year ended December 31, 2018, the Company completed the construction of the Resorts World Catskills common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which funded a substantial portion of such construction costs. For the years ended December 31, 2018, 2017 and 2016, the Company received total reimbursements of $74.2 million of construction costs. During the year ended December 31, 2019, the Company received an additional reimbursement of $11.5 million.

Dispositions
On December 29, 2020, pursuant to a tenant purchase option, the Company completed the sale of six private schools and four early childhood education centers for net proceeds of approximately $201.2 million and recognized a gain on sale of approximately $39.7 million. Additionally, during the year ended December 31, 2020, the Company completed the sale of three early education properties, four experiential properties and two land parcels for net proceeds totaling $26.6 million and recognized a combined gain on sale of $10.4 million.

During the year ended December 31, 2019, the Company completed the sale of all of its public charter school portfolio through the following transactions:

•On November 22, 2019, the Company sold 47 public charter school related assets, classified as real estate investments, mortgage notes receivable and investment in direct financing leases, for net proceeds of approximately $449.6 million. The Company recognized an impairment on this public charter school portfolio sale of $21.4 million that included the write-off of non-cash straight-line rent and effective interest receivables totaling $24.8 million. See Note 4 for additional information related to the impairment.
•The Company sold ten public charter schools pursuant to tenant purchase options for net proceeds totaling $138.5 million and recognized a combined gain on sale of $30.0 million.
•The Company sold seven public charter schools (not as result of exercise of tenant purchase options) for net proceeds totaling $44.4 million and recognized a combined gain on sale of $1.9 million.
•See Note 6 for details on repayments of mortgage notes receivable secured by public charter school properties during 2019.

Due to the Company's disposition of its remaining public charter school portfolio in 2019, the operating results of all public charter schools sold during 2019 have been classified within discontinued operations in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for all periods presented. See Note 17 for further details on discontinued operations.

Additionally, during the year ended December 31, 2019, the Company sold one attraction property, one early childhood education center property and four land parcels for net proceeds totaling $21.9 million and sold one

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
attraction property and received an $11.0 million cash payment and provided seller mortgage financing of $27.4 million. The Company recognized a combined gain on these sales of $4.2 million. See Note 6 for additional information on the seller mortgage note receivable.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. As a result of the COVID-19 pandemic, the Company experienced vacancies at some of its properties and at others the Company has negotiated lease modifications that included rent reductions. As part of this process, the Company reassessed the expected holding periods and expected future cash flows of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of nine properties. Two of these nine properties have operating ground lease arrangements with right-of-use assets. During the year ended December 31, 2020, the Company determined the estimated fair value of the real estate investments and right-of-use assets of these properties using independent appraisals and various purchase offers. The Company reduced the carrying value of the real estate investments, net to $39.5 million and the operating lease right-of-use assets to $13.0 million. The Company recognized impairment charges of $70.7 million on the real estate investments and $15.0 million on the right-of-use assets, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

During the year ended December 31, 2020, the Company also recognized $3.2 million in other-than-temporary impairments related to its equity investments in joint ventures in three theatre projects located in China. See Note 7 for further details on these impairments.

On November 22, 2019, the Company completed the sale of substantially all of its public charter school portfolio, consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. Prior to the sale, the Company revised its estimated undiscounted cash flows associated with this portfolio, considering a shorter expected hold period and determined that the estimated cash flows were not sufficient to recover the carrying value of this portfolio. The Company estimated the fair value of this portfolio by taking into account the purchase price in the executed sale agreement. The Company recognized an impairment on public charter school portfolio sale of $21.4 million that included the write-off of non-cash straight-line rent and effective interest receivables totaling $24.8 million. This impairment and the operating results of all of the public charter schools sold in 2019 have been classified within discontinued operations in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. See Note 17 for further details on discontinued operations.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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

5. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Receivable from tenants	$81,120	$11,373
Receivable from non-tenants	505	2,103
Straight-line rent receivable	34,568	73,382
Total	$116,193	$86,858

During the year ended December 31, 2020, the Company wrote-off receivables from tenants totaling $27.1 million and straight-line rent receivables totaling $38.0 million directly to rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income upon determination that the collectibility of these receivables or future lease payments from these tenants was no longer probable. Additionally, the Company determined that future rental revenue related to these tenants will be recognized on a cash basis. The $38.0 million in write-offs of straight-line rent receivables were comprised of $26.5 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable.

As of December 31, 2020, receivable from tenants includes fixed rent payments of approximately $76.0 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. The repayment terms for these deferments vary by tenant and agreements.

6. Investment in Mortgage Notes and Notes Receivable

Effective January 1, 2020, the Company adopted Topic 326, which requires the Company to estimate and record credit losses for each of its mortgage notes and note receivable. The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward-looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward-looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
loan-by-loan basis. As of December 31, 2020, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

During the year ended December 31, 2020, the Company increased its expected credit losses by $30.7 million from its implementation estimate of $2.2 million. This increase was primarily due to credit loss expense related to notes receivable from one borrower as described below as well as adjustments to current macroeconomic conditions resulting from the economic uncertainty and the rapidly changing environment surrounding the COVID-19 pandemic.

In response to the COVID-19 pandemic, the Company deferred interest payments for seven borrowers. The deferrals require the borrower to pay the deferred interest in future periods. The Company assessed the deferrals and determined that the modifications did not result in troubled debt restructurings at December 31, 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2020 and 2019 consists of the following (in thousands):

	Year of Origination	Interest Rate	Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage	Carrying amount as of December 31,		Unfunded commitments
Description						2020	2019 (1)	December 31, 2020
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	Interest only	$28,007	$27,045	$27,423	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	Interest only	10,905	11,225	10,977	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	Interest only	9,095	9,355	5,985	248
Ski property Girdwood, Alaska	2019	8.24%	12/31/2029	Interest only	40,869	40,680	37,000	16,131
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	Interest only	8,410	8,630	5,803	2,508
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	Interest only	71,223	67,235	70,396	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	Principal & Interest-fully amortizing	11,361	11,929	11,582	—
Ski property West Dover and Wilmington, Vermont	2007	11.78%	12/1/2034	Interest only	51,050	51,031	51,050	—
Four ski properties Ohio and Pennsylvania	2007	10.91%	12/1/2034	Interest only	37,562	37,413	37,562	—
Ski property Chesterland, Ohio	2012	11.38%	12/1/2034	Interest only	4,550	4,396	4,550	—
Ski property Hunter, New York	2016	8.57%	1/5/2036	Interest only	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	Interest only	17,505	18,289	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	Interest only	18,068	18,830	18,068	—
Private school property Mableton, Georgia	2017	9.02%	4/30/2037	Interest only	5,088	5,278	5,048	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	Interest only	10,292	10,408	10,360	—
Early childhood education center Lake Mary, Florida	2019	7.87%	5/9/2039	Interest only	4,200	4,348	4,258	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	Interest only	14,700	14,799	14,800	—
Early childhood education center Lithia, Florida	2017	8.25%	10/31/2039	Interest only	3,959	3,737	4,024	—
					$367,844	$365,628	$357,391	$18,887
(1) Balances as of December 31, 2019 are prior to the adoption of ASC Topic 326.

Investment in notes receivable, including related accrued interest receivable, was $7.3 million and $14.0 million at December 31, 2020 and 2019, respectively, and is included in Other assets in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic on the borrower. The restated note receivable consists of the previous note balance of $6.5 million and provides the borrower with a term loan for up to $13.0 million and a $6.0 million revolving line of credit. The restated note receivable has a maturity date of June 30, 2032 and the line of credit matures on December 31, 2022. Interest is deferred through June 30, 2022, at which time monthly principal and interest payments will be due over 10 years. Although the borrower is not in default, nor has the borrower declared bankruptcy, the Company determined these modifications resulted in a troubled debt restructuring (TDR) at December 31, 2020 due to the impacts of the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
COVID-19 pandemic on the borrower's financial condition. These note receivables are considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The notes are secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of December 31, 2020 and recognized credit loss expense for the year ended December 31, 2020 consisting of the outstanding principal balance of $12.6 million and the $12.9 million unfunded commitment on the term loan and line of credit as of December 31, 2020. Income for this borrower will be recognized on a cash basis.

At December 31, 2020, the Company's investment in this note receivable was a variable interest and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE, as the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable of $12.6 million and the unfunded commitment of $12.9 million, both of which were fully reserved in the allowance for credit losses at December 31, 2020.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the year ended December 31, 2020 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at January 1, 2020	$2,000	$114	$49	$—	$2,163
Credit loss expense	5,000	24	12,805	12,866	30,695
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses	$7,000	$138	$12,854	$12,866	$32,858

7. Unconsolidated Real Estate Joint Ventures

As of December 31, 2020 and 2019, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of December 31, 2020 and 2019, the Company had invested $27.4 million and $29.7 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $85.0 million at December 31, 2020, that is due April 1, 2022. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $32.7 million, with $23.9 million remaining to fund at December 31, 2020. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023. In response to the COVID-19 pandemic, on May 28, 2020, the joint venture was granted a three-month interest deferral, which is required to be paid on the maturity date of the loan and is not considered a troubled debt restructuring.

The Company recognized losses of $4.0 million and $140 thousand and income of $52 thousand during the years ended December 31, 2020, 2019 and 2018, respectively, and received no distributions during the years ended December 31, 2020, 2019 and 2018 related to the equity investment in these joint ventures.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

As of December 31, 2020 and 2019, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most significant to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at December 31, 2020, is its investment in the joint ventures of $27.4 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $23.9 million.

In addition, as of December 31, 2020 and 2019, the Company had invested $0.8 million and $4.6 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. During the year ended December 31, 2020, the Company recognized $3.2 million in other-than-temporary impairment charges on these equity investments. The Company determined the estimated fair value of these investments based primarily on discounted cash flow projections. The Company recognized losses of $559 thousand, $241 thousand and $74 thousand, during the years ended December 31, 2020, 2019 and 2018, respectively, and received distributions of $112 thousand and $567 thousand, from its investment in these joint ventures for the years ended December 31, 2019 and 2018, respectively. No distributions were received during the year ended December 31, 2020.

8. Debt

Debt at December 31, 2020 and 2019 consists of the following (in thousands):

	2020	2019
Unsecured revolving variable rate credit facility, LIBOR + 1.625% at December 31, 2020, due February 27, 2022 (1)	$590,000	$—
Unsecured term loan payable, LIBOR + 2.00% at December 31, 2020 with $350,000 fixed at 4.40% and $50,000 fixed at 4.60%, due February 27, 2023 (1)	400,000	400,000
Senior unsecured notes payable, 5.25%, due July 15, 2023 (2)	275,000	275,000
Senior unsecured notes payable, 5.60% at December 31, 2020, due August 22, 2024 (3)	148,000	148,000
Senior unsecured notes payable, 4.50%, due April 1, 2025 (2)	300,000	300,000
Senior unsecured notes payable, 5.81% at December 31, 2020, due August 22, 2026 (3)	192,000	192,000
Senior unsecured notes payable, 4.75%, due December 15, 2026 (2)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (2)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (2)	400,000	400,000
Senior unsecured notes payable, 3.75%, due August 15, 2029 (2)	500,000	500,000
Bonds payable, variable rate, fixed at 1.39% through September 30, 2024, due August 1, 2047	24,995	24,995
Less: deferred financing costs, net	(35,552)	(37,165)
Total	$3,694,443	$3,102,830

(1) At December 31, 2020, the Company had $590.0 million outstanding under its $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.125% with a facility fee of 0.375%. Interest is payable monthly. Subsequent to December 31, 2020, the Company paid down $500.0 million on this credit facility.

The Company's unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.5% on December 31, 2020. Interest is payable monthly. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility (the combined facility) that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.4 billion to $2.4 billion. If the Company exercises all or any portion of the accordion feature, the resulting increase in the combined facility may have a shorter or longer maturity date and different pricing terms. The combined facility contains financial covenants or restrictions that limit the Company's levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
fixed charges and debt services. As discussed further below, certain of these covenants were modified or waived during 2020.

In light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers, on June 29, 2020 and November 3, 2020, the Company amended its Consolidated Credit Agreement, which governs its unsecured revolving credit facility and its unsecured term loan facility. As described below, the amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under this debt agreement through December 31, 2021. The Company can elect to terminate the Covenant Relief Period early, subject to certain conditions.

As described below, the loans subject to the modifications bear interest at higher rates during the Covenant Relief Period and will return to the original pre-waiver levels at the end of such period, subject to certain conditions. The rates during and after the Covenant Relief Period continue to be subject to change based on unsecured debt ratings, as defined in the agreement. The amendments also imposed the additional restrictions on the Company discussed below during the Covenant Relief Period. In addition, during the Covenant Relief Period, the amendments require the Company to cause certain of its key subsidiaries to guarantee the Company's obligations based on its unsecured debt ratings, and the Company will be required to pledge the equity interests of certain of those subsidiary guarantors upon the occurrence of certain events, however both of these requirements end when the Covenant Relief Period is over.

During the Covenant Relief Period, the initial interest rates for the revolving credit facility and term loan facility were set at LIBOR plus 1.375% and LIBOR plus 1.75%, respectively, (with a LIBOR floor of 0.50%) and the facility fee on the revolving credit facility was increased to 0.375%. On August 20, 2020, as a result of a downgrade of the Company's unsecured debt rating by Moody's to Baa3, the spreads on the revolving credit and term loan facilities each increased by 0.25%. During the fourth quarter of 2020, the Company's unsecured debt rating was downgraded to BB+ by both Fitch and Standard & Poor's. As a result of these downgrades, certain of the Company's key subsidiaries guarantee the Company's obligations under its bank credit facilities, private placement notes and other outstanding senior unsecured notes in accordance with existing agreements with the holders of such indebtedness. See Note 20 for the Company's supplemental guarantor financial information. If the Company's unsecured debt rating is further downgraded by Moody's, the interest rates on the revolving credit and term loan facilities would both increase by 0.35% during the Covenant Relief Period. After the Covenant Relief Period, the interest rates for the revolving credit and term loan facilities, based on the Company's current unsecured debt ratings, are scheduled to return to LIBOR plus 1.20% and LIBOR plus 1.35%, respectively, (with a LIBOR floor of zero) and the facility fee will be 0.25%, however these rates are subject to change based on the Company's unsecured debt ratings.

The amendments to the Company's revolving credit and term loan facilities permanently modified certain financial covenants and provided relief from compliance with certain financial covenants during the Covenant Relief Period, as follows: (i) a new minimum liquidity financial covenant of $500.0 million during the Covenant Relief Period was added; (ii) compliance with the total-debt-to-total-asset-value, the maximum-unsecured-debt-to-unencumbered-asset-value, the minimum unsecured interest coverage ratio and the minimum fixed charge ratio financial covenants was suspended for the period beginning June 29, 2020 and ending on the earlier to occur of December 31, 2021 or the earlier termination of the Covenant Relief Period; (iii) permanent amendments to the unsecured-debt-to-unencumbered-asset-value financial covenant were made to allow short-term indebtedness to be offset by unrestricted cash in the calculation and to allow unrestricted cash not otherwise offset against short-term indebtedness to be counted as an unencumbered asset; and (iv) permanent amendments to financial covenants were made to allow accrued deferred payments to be included as recurring property revenue in these calculations. The amendments also imposed additional restrictions on the Company and its subsidiaries during the Covenant Relief Period, including limitations on certain investments, incurrences of indebtedness, capital expenditures and payment of dividends or other distributions and stock repurchases, in each case subject to certain exceptions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
In connection with the amendments, $0.1 million of fees paid to third parties were expensed and included in costs associated with loan refinancing in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2020. In addition, the Company paid $5.1 million in fees to existing lenders that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees consisted of $3.6 million related to the unsecured revolving credit facility and included in other assets and $1.5 million related to the term loan and shown as a reduction of debt.

As described under (3) below, on June 29, 2020 and December 24, 2020, the Company also amended its Note Purchase Agreement which governs its private placement notes. Under the most favored nations clause included in the Consolidated Credit Agreement, the additional or more restrictive covenants included in the private placement amendments are incorporated into the Consolidated Credit Agreement.

(2) These notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(3) In light of the continuing financial and operational impacts of the COVID-19 pandemic on the Company and its tenants and borrowers, on June 29, 2020 and December 24, 2020, the Company amended its Note Purchase Agreement, which governs its private placement notes. The amendments modified certain provisions and waived the Company's obligation to comply with certain covenants under these debt agreements through October 1, 2021. The Company can elect to extend such period through January 1, 2022 and may elect to terminate the Covenant Relief Period early, subject to certain conditions. These notes: (i) contain certain financial and other covenants that generally conform to the combined credit facility described above; (ii) provide investors thereunder certain additional guaranty and lien rights, in the event that certain events occur; (iii) contain certain "most favored lender" provisions; and (iv) impose restrictions on debt that can be incurred by certain subsidiaries of the Company. As discussed further below, certain of these covenants were modified or waived during 2020.

The amendments provided for an immediate 0.65% waiver premium to be paid on the private placement notes during the Covenant Relief Period. In addition, during the fourth quarter of 2020, as a result of downgrades of the Company's unsecured debt rating to BB+ by both Fitch and Standard and Poor's, the spreads on the private placement notes each increased by an additional 0.60%. As a result, the interest rates for the private placement notes were increased to 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively. After the Covenant Relief Period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

If the Company elects to extend the Covenant Relief Period until January 1, 2022, the Company must, or must cause certain of its subsidiaries to, grant mortgages on certain unencumbered properties to a collateral agent, on behalf of the holders of the private placement notes and the lenders under the Company's Consolidated Credit Agreement. If the Company provides such mortgages, they must remain in effect until the later of two consecutive fiscal quarters of demonstrated covenant compliance or June 30, 2022, however the additional 0.60% interest rate premium as a result of the downgrades in the Company's unsecured debt rating is removed while mortgages are outstanding. If the Company elects to extend the Covenant Relief Period until January 1, 2022 as described above, the Covenant Relief Period will automatically end on October 29, 2021 if the Company fails to provide such mortgages.

The amendments provide relief from compliance with the following financial covenants during the Covenant Relief Period: the total-debt-to-total-asset-value covenant; the maximum-unsecured-debt-to-unencumbered-asset-value covenant; the minimum unsecured interest coverage ratio; and the minimum fixed charge ratio. The amended Note Purchase Agreement modifies the maximum secured debt to total asset value covenant as follows: (i) neither the Company nor any of its subsidiaries may incur any secured debt during the period beginning on December 24, 2020 and ending on the last day of the Covenant Relief Period, subject to certain exceptions; and (ii) after the Covenant

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Relief Period the ratio of secured debt to total asset value is reduced from 0.35 to 1.00 to 0.25 to 1.00 until the Company can demonstrate covenant compliance for at least two fiscal quarters.

The amendments impose certain restrictions on the Company during the Covenant Relief Period, including limitations on certain investments, incurrences of indebtedness, capital expenditures, payment of dividends or other distributions and stock repurchases, and maintenance of a minimum liquidity amount of $500.0 million, in each case subject to certain exceptions. The amendments include the following restrictions: (i) the limitation on investments and guarantees of certain indebtedness from October 1, 2020 to the end of the Covenant Relief Period was set at $175.0 million; and (ii) the limitation on capital expenditures from October 1, 2020 to the end of the Covenant Relief Period was set at $175.0 million. In addition, the amount of proceeds from assets sales that are exempt from the requirement to apply such proceeds to the prepayment of outstanding indebtedness under the Company's existing bank credit agreement and the private placement notes is $150.0 million, subject to certain exceptions relating to the sale of specified assets. In addition, the Company is prohibited from voluntarily prepaying its existing public senior notes during the Covenant Relief Period or its term loan debt under its bank facility during the Covenant Relief Period.

In connection with the amendments, $1.5 million of fees paid to third parties were expensed and included in costs associated with loan refinancing in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2020. In addition, the Company paid $0.9 million in fees to existing lenders that were capitalized in deferred financing costs and amortized as part of the effective yield and shown as a reduction of debt.

Subsequent to year-end, the Company paid down principal of approximately $23.8 million on its private placement notes resulting from the sale of assets in accordance with the amendments.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's debt instruments at December 31, 2020.

Principal payments due on long-term debt obligations subsequent to December 31, 2020 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2021	$—
2022	590,000
2023	675,000
2024	148,000
2025	300,000
Thereafter	2,016,995
Less: deferred financing costs, net	(35,552)
Total	$3,694,443

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net from continuing operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Interest on loans	$152,058	$140,697	$137,570
Amortization of deferred financing costs	6,606	6,192	5,797
Credit facility and letter of credit fees	3,064	2,265	2,411
Interest cost capitalized	(1,233)	(4,975)	(9,541)
Interest income	(2,820)	(2,177)	(367)
Interest expense, net	$157,675	$142,002	$135,870

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $1.1 million at December 31, 2019 and had no derivative assets at December 31, 2020. The Company had derivative liabilities of $14.0 million and $4.5 million at December 31, 2020 and 2019, respectively. The Company has not posted or received collateral with its derivative counterparties as of December 31, 2020 and 2019. See Note 10 for disclosures relating to the fair value of the derivative instruments.

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

As of December 31, 2020, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. Additionally, at December 31, 2020, the Company had an interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding at December 31, 2020 are summarized below:

Fixed rate		Notional Amount (in millions)	Index	Maturity
4.3950%	(1)	$116.7	USD LIBOR	February 7, 2022
4.4075%	(1)	116.7	USD LIBOR	February 7, 2022
4.4080%	(1)	116.6	USD LIBOR	February 7, 2022
4.5950%	(1)	50.0	USD LIBOR	February 7, 2022
Total		$400.0

1.3925%		25.0	USD LIBOR	September 30, 2024
Total		$25.0
(1) As discussed in Note 8, on June 29, 2020 and November 3, 2020, the Company amended its Consolidated Credit Agreement. The above fixed rates increased by 0.90% during the Covenant Relief Period, and as a result of the Company's unsecured debt ratings being downgraded and a LIBOR floor of 0.50% being established. The rates are scheduled to return to previous levels as defined in the agreement at the end of this period, subject to the Company's unsecured debt ratings.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2020, the Company estimates that during the twelve months ending December 31, 2020, $8.2 million will be reclassified from AOCI to interest expense.

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

During the year ended December 31, 2020, the Company entered into USD-CAD cross-currency swaps that were effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of this swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2020, the Company estimates that during the twelve months ending December 31, 2020, $0.2 million of losses will be reclassified from AOCI to other expense.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2020, the Company had the following cross-currency swaps designated as net investment hedges:

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2020, 2019 and 2018:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Year Ended December 31,
Description	2020	2019	2018
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(11,612)	$(7,476)	$3,172
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(6,159)	1,138	1,324
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	5	(450)	1,689
Amount of Income Reclassified from AOCI into Earnings (2)	441	545	1,426
Net Investment Hedges
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(4,664)	(4,454)	5,108
Amount of Income Recognized in Earnings (2) (3)	599	556	271
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	—	—	8,560
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(16,271)	$(12,380)	$18,529
Amount of (Expense) Income Reclassified from AOCI into Earnings	(5,718)	1,683	2,750
Amount of Income Recognized in Earnings	599	556	271

Interest expense, net in accompanying consolidated statements of (loss) income and comprehensive (loss) income	$157,675	$142,002	$135,870
Other income in accompanying consolidated statements of (loss) income and comprehensive (loss) income	$9,139	$25,920	$2,076
(1)    Included in “Interest expense, net” in accompanying consolidated statements of (loss) income and comprehensive (loss) income.
(2)    Included in "Other income" in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
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

As of December 31, 2020, the fair value of the Company's derivatives in a liability position related to these agreements was $14.0 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $14.8 million. As of December 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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

Derivative Financial Instruments
The Company uses interest rate swaps, foreign currency forwards and cross currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2020 and 2019
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2020:
Cross Currency Swaps**	$—	$(4,271)	$—	$(4,271)
Interest Rate Swap Agreements**	$—	$(9,723)	$—	$(9,723)
2019:
Cross Currency Swaps*	$—	$828	$—	$828
Interest Rate Swap Agreements*	$—	$225	$—	$225
Interest Rate Swap Agreements**	$—	$(4,495)	$—	$(4,495)
*Included in "Other assets" in the accompanying consolidated balance sheet.
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis during the year ended December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Year Ended
December 31, 2020 and 2019
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at measurement date
2020:
Real estate investments, net	$—	$29,684	$9,860	$39,544
Operating lease right-of-use assets	—	—	12,953	12,953
Investment in joint ventures	—	—	771	771
Other assets (1)	—	—	—	—
2019:
Real estate investments, net	$—	$6,160	$—	$6,160

(1) Includes collateral dependent notes receivable, which are presented within other assets in the accompanying consolidated balance sheet.

As discussed further in Note 4, during the year ended December 31, 2020, the Company recorded impairment charges of $85.7 million, of which $70.7 million related to real estate investments, net and $15.0 million related to operating lease right-of-use assets. Management estimated the fair value of these investments taking into account various factors including purchase offers, independent appraisals, shortened hold periods and current market conditions. The Company determined, based on the inputs, that its valuation of six of its properties with purchase offers were classified as Level 2 of the fair value hierarchy and were measured at fair value. Three properties, two of which included operating lease right-of-use assets, were measured at fair value using independent appraisals which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents which ranged from $9 per square foot to $28 per square foot, discount rates which ranged from 9.0% to 12.3% and a terminal capitalization rate of 8.75% for the property not under ground lease. Significant inputs and assumptions used in the right-of-use asset appraisals included market rates which ranged from $10 per square foot to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
$16 per square foot and discount rates which ranged from 8.0% to 8.5%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

Additionally, as discussed further in Note 7, during the year ended December 31, 2020, the Company recorded impairment charges of $3.2 million related to its investment in joint ventures. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

As discussed further in Note 6, during the year ended December 31, 2020, the Company recorded expected credit loss expense totaling $25.5 million related to notes receivable from one borrower to fully reserve the outstanding principal balance of $12.6 million and unfunded commitment to fund $12.9 million, as a result of recent changes in the borrower's financial status due to the impact of the COVID-19 pandemic. Management valued the loan based on the fair value of the underlying collateral which was based on review of the financial statements of the borrower, and was classified within Level 2 of the fair value hierarchy.

As discussed further in Note 4, during the year ended December 31, 2019, the Company recorded an impairment charge of $2.2 million related to real estate investments, net. Management estimated the fair value of this property taking into account various factors including various purchase offers, pending purchase agreements, the shortened holding period and current market conditions. The Company determined, based on the inputs, that its valuation of real estate investments, net was classified within Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2020 and 2019:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2020, the Company had a carrying value of $365.6 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.03%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.78%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $394.0 million with an estimated weighted average market rate of 8.11% at December 31, 2020.

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

Debt instruments:
The fair value of the Company's debt as of December 31, 2020 and 2019 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2020, the Company had a carrying value of $1.0 billion in variable rate debt outstanding with an average weighted interest rate of approximately 2.23%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
At December 31, 2019, the Company had a carrying value of $425.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.75%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2019.

At December 31, 2020 and 2019, $425.0 million, of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 9 for additional information related to the Company's interest rate swap agreements.

At December 31, 2020, the Company had a carrying value of $2.72 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.70%. Discounting the future cash flows for fixed rate debt using December 31, 2020 market rates of 4.09% to 5.81%, management estimates the fair value of the fixed rate debt to be approximately $2.69 billion with an estimated weighted average market rate of 4.70% at December 31, 2020.

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

Common Shares
The Company's Board declared cash dividends totaling $1.515 and $4.500 per common share for the years ended December 31, 2020 and 2019, respectively. The monthly cash dividend to common shareholders was suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2020 and 2019 are as follows:

	Cash Distributions Per Share
	2020	2019
Taxable ordinary income (1)	$0.8888	$2.7411
Return of capital	0.5634	1.3966
Long-term capital gain (2)	0.4378	0.3473
Totals	$1.8900	$4.4850

(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1439 and $0.3473 were unrecaptured section 1250 gains for the years ended December 31, 2020 and 2019, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
During the year ended December 31, 2020, the Company issued an aggregate of 36,176 common shares under its DSP Plan for net proceeds of $1.1 million.

During the year ended December 31, 2020, the Company's Board approved a share repurchase program pursuant to which the Company may repurchase up to $150.0 million of the Company's common shares. The share repurchase program was scheduled to expire on December 31, 2020; however, the Company suspended the program on the effective date of the covenant modification agreements, June 29, 2020, as discussed in Note 8. During the year ended December 31, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2020, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4137 common shares per Series C preferred share, which is equivalent to a conversion price of $60.43 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

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

The Company's Board declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2020 and 2019. There were non-cash distributions associated with conversion adjustments of $0.2131 and $0.6822 per Series C preferred share for the years ended December 31, 2020 and 2019, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2020 and 2019 are as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

	Cash Distributions per Share
	2020	2019
Taxable ordinary income (1)	$0.9631	$1.2758
Return of capital	—	—
Long-term capital gain (2)	0.4744	0.1617
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1559 and $0.1617 were unrecaptured section 1250 gains for the years ended December 31, 2020 and 2019, respectively.

	Non-cash Distributions per Share
	2020	2019
Taxable ordinary income (3)	$0.0958	$0.1050
Return of capital	0.0701	0.5639
Long-term capital gain (4)	0.0472	0.0133
Totals	$0.2131	$0.6822
(3) Amounts qualify in their entirety as 199A distributions.
(4) Of the long-term capital gain, $0.0155 and $0.0133 were unrecaptured section 1250 gains for the years ended December 31, 2020 and 2019, respectively.

Series E Convertible Preferred Shares
The Company has outstanding 3.4 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2020, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4826 common shares per Series E preferred share, which is equivalent to a conversion price of $51.80 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Company's Board declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2020 and 2019. There were non-cash distributions associated with conversion adjustments of $0.1695 and $0.6024 per Series E preferred share for the years ended December 31, 2020 and 2019, respectively. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2020 and 2019 are as follows:

	Cash Distributions per Share
	2020	2019
Taxable ordinary income (1)	$1.5075	$1.9970
Return of capital	—	—
Long-term capital gain (2)	0.7425	0.2530
Totals	$2.2500	$2.2500
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.2441 and $0.2530 were unrecaptured section 1250 gains for the years ended December 31, 2020 and 2019, respectively.

	Non-cash Distributions per Share
	2020	2019
Taxable ordinary income (3)	$0.0176	$—
Return of capital	0.1432	0.6024
Long-term capital gain (4)	0.0087	—
Totals	$0.1695	$0.6024
(3) Amounts qualify in their entirety as 199A distributions.
(4) Of the long-term capital gain, $0.0610 was unrecaptured section 1250 gains for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2019.

Series G Preferred Shares
The Company has outstanding 6.0 million 5.75% Series G cumulative redeemable preferred shares (Series G preferred shares). The Company will pay cumulative dividends on the Series G preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25.00 liquidation preference per share. Dividends on the Series G preferred shares are payable quarterly in arrears. The Company may not redeem the Series G preferred shares before November 30, 2022, except in limited circumstances to preserve the Company's REIT status. On or after November 30, 2022, the Company may, at its option, redeem the Series G preferred shares in whole at any time or in part from time to time by paying $25.00 per share, plus any accrued and unpaid dividends up to, but not including the date of redemption. The Series G preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series G preferred shares are not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the Series G preferred shares generally have no voting rights except under certain dividend defaults.

The Company's Board declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2020 and 2019. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2020 and 2019 are as follows:

	Cash Distributions per Share
	2020	2019
Taxable ordinary income (1)	$0.9631	$1.2758
Return of capital	—	—
Long-term capital gain (2)	0.4744	0.1617
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1559 and $0.1617 were unrecaptured section 1250 gains for the years ended December 31, 2020 and 2019, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands except per share information):

	Year Ended December 31, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(131,728)
Less: preferred dividend requirements	(24,136)
Net loss available to common shareholders	$(155,864)	75,994	$(2.05)
Diluted EPS:
Net loss available to common shareholders	$(155,864)	75,994
Effect of dilutive securities:
Share options	—	—
Net loss available to common shareholders	$(155,864)	75,994	$(2.05)

	Year Ended December 31, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$154,556
Less: preferred dividend requirements	(24,136)
Income from continuing operations available to common shareholders	$130,420	76,746	$1.70
Income from discontinued operations available to common shareholders	$47,687	76,746	$0.62
Net income available to common shareholders	$178,107	76,746	$2.32
Diluted EPS:
Income from continuing operations available to common shareholders	$130,420	76,746
Effect of dilutive securities:
Share options	—	36
Income from continuing operations available to common shareholders	$130,420	76,782	$1.70
Income from discontinued operations available to common shareholders	$47,687	76,782	$0.62
Net income available to common shareholders	$178,107	76,782	$2.32

	Year Ended December 31, 2018
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$221,947
Less: preferred dividend requirements and redemption costs	(24,142)
Income from continuing operations available to common shareholders	$197,805	74,292	$2.66
Income from discontinued operations available to common shareholders	$45,036	74,292	$0.61
Net income available to common shareholders	$242,841	74,292	$3.27
Diluted EPS:
Income from continuing operations available to common shareholders	$197,805	74,292
Effect of dilutive securities:
Share options	—	45
Income from continuing operations available to common shareholders	$197,805	74,337	$2.66
Income from discontinued operations available to common shareholders	$45,036	74,337	$0.61
Net income available to common shareholders	$242,841	74,337	$3.27

The additional 2.2 million common shares for both December 31, 2020 and 2019 and 2.1 million common shares for December 31, 2018 that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.7 million common shares for December 31, 2020 and 1.6 million common shares for both December 31, 2019 and 2018 that would result from the conversion of the Company’s 9.0% Series E

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2019 and 2018. The dilutive effect of potential common shares from the exercise of share options is excluded from diluted earnings per share for the year ended December 31, 2020 because the effect is anti-dilutive due to the net loss available to common shareholders. Options to purchase 117 thousand, 4 thousand and 26 thousand of common shares were outstanding at the end of 2020, 2019 and 2018, respectively, at per share prices ranging from $44.62 to $76.63 for 2020, $73.84 to $76.63 for 2019 and per share prices ranging from $61.79 to $76.63 for 2018, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. During the year ended December 31, 2020, the Company determined the performance and market conditions were not met, therefore, none of the 56 thousand contingently issuable performance shares were included in the computation of diluted earnings per share.

13. Severance Expense

On December 31, 2020, the Company's Senior Vice President - Asset Management, Michael L. Hirons, retired from the Company. Mr. Hirons' retirement was a "Qualifying Termination" under the Company's Employee Severance and Retirement Vesting Plan. For the year ended December 31, 2020, severance expense totaled $2.9 million and included cash payments totaling $1.6 million, and accelerated vesting of nonvested shares and performance shares totaling $1.3 million.

During the year ended December 31, 2019, the Company recorded severance expense related to various employees totaling $2.4 million. For the year ended December 31, 2019, severance expense included cash payments totaling $1.8 million, and accelerated vesting of nonvested shares totaling $0.6 million.

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

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. During the year ended December 31, 2020, the Compensation and Human Capital Committee of the Board approved the 2020 Long Term Incentive Plan (2020 LTIP) as a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At December 31, 2020, there were 746,828 shares available for grant under the 2016 Equity Incentive Plan.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2017	257,606	$19.02	—	$76.63	$51.81
Exercised	(25,721)	45.20	—	61.79	50.68
Granted	3,835	56.94	—	56.94	56.94
Forfeited/Expired	(845)	51.64	—	61.79	61.12
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98
Exercised	(118,786)	19.02	—	61.79	48.71
Granted	1,941	73.84	—	73.84	73.84
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63
Exercised	(1,410)	44.98	—	44.98	44.98
Granted	2,890	69.19	—	69.19	69.19
Forfeited/Expired	(2,820)	44.98	—	44.98	44.98
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36

The weighted average fair value of options granted was $3.73, $4.64 and $3.03 during 2020, 2019 and 2018, respectively. The intrinsic value of stock options exercised was $22 thousand, $2.8 million, and $0.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, the Company repurchased 1,043 shares in conjunction with the stock options exercised during the year ended December 31, 2020 with a total value of $63 thousand.

The following table summarizes outstanding and exercisable options at December 31, 2020:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
44.62 - 49.99	27,215	1.3			27,215	1.3
50.00 - 59.99	31,710	3.5			29,793	3.3
60.00 - 69.99	53,609	5.5			50,719	4.1
70.00 - 76.63	4,156	7.1			2,148	6.6
	116,690	4.0	$56.36	$—	109,875	3.3	$55.67	$—

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2019	509,338	$67.88
Granted	211,549	69.09
Vested	(269,716)	67.84
Forfeited	(5,769)	67.95
Outstanding at December 31, 2020	445,402	$68.47	0.82

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $17.4 million, $22.7 million, and $16.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, unamortized share-based compensation expense related to nonvested shares was $11.8 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2021	$6,783
2022	3,811
2023	1,248
Total	$11,842

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Number of Performance Shares
Outstanding at December 31, 2019	—
Granted	61,615
Vested	(5,277)
Forfeited	—
Outstanding at December 31, 2020	56,338

The number of common shares issuable upon settlement of the performance shares granted during the year ended December 31, 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2022: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $3.0 million. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 1.4%, volatility factors in the expected market price of the Company's common shares of 18% and an expected life of three years. At December 31, 2020, unamortized share-based compensation expense related to nonvested performance shares was $1.8 million.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2020, achievement of the performance condition for the performance shares granted during the year ended December 31, 2020 was deemed not probable.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the year ended December 31, 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $50 thousand. In connection with the retirement of the Company's Senior Vice President - Asset Management, Michael L. Hirons, $14 thousand in dividend equivalents were paid resulting in $36 thousand of accrued dividend equivalents expected to be paid on earned awards at December 31, 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2019	26,236	$77.54
Granted	74,767	31.57
Vested	(26,236)	77.54
Outstanding at December 31, 2020	74,767	$31.57	0.42
The holders of restricted share units receive dividend equivalents from the date of grant. At December 31, 2020, unamortized share-based compensation expense related to restricted share units was $983 thousand which will be recognized in 2021.

15. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 29 years. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at December 31, 2020 and 2019 (in thousands):

	December 31, 2020				December 31, 2019
	Operating leases	Sub-lessor operating ground leases			Operating leases	Sub-lessor operating ground leases
	Amount (1) (2)	Amount (1) (2)	Total		Amount (2)	Amount (2)	Total
Year:				Year:
2021	$461,473	$20,440	$481,913	2020	$525,809	$23,468	$549,277
2022	477,454	20,743	498,197	2021	518,590	23,863	542,453
2023	474,504	20,022	494,526	2022	504,119	23,291	527,410
2024	471,149	19,521	490,670	2023	474,889	22,609	497,498
2025	464,850	19,636	484,486	2024	453,043	22,196	475,239
Thereafter	3,939,241	182,206	4,121,447	Thereafter	3,707,326	226,150	3,933,476
Total	$6,288,671	$282,568	$6,571,239	Total	$6,183,776	$341,577	$6,525,353
(1) Amounts presented above are based on contractual obligations and exclude the impact of COVID-19 deferred rent payments. As of December 31, 2020, receivables from tenants included fixed rent payments of approximately $76.0 million that were deferred due to the COVID-19 pandemic and determined to be collectible. The Company is currently scheduled to collect approximately $24.3 million in 2021, $31.6 million in 2022, $19.0 million in 2023 and $1.1 million in 2024.
(2) Included in rental revenue.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2020 and 2019, the Company was lessee in 53 and 58 operating ground leases, respectively, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2020, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties are vacant. In the event the tenant fails to pay the ground lease rent or if the property is vacant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2020, the ground lease arrangements have remaining terms ranging from one year to 46 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of December 31, 2020, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2020 and 2019, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2020			December 31, 2019
	Ground Leases (1)	Office lease (2)		Ground Leases (1)	Office lease (2)
Year:			Year:
2021	$22,520	$884	2020	$24,085	$856
2022	22,058	967	2021	24,529	884
2023	21,340	967	2022	23,961	967
2024	20,840	967	2023	23,283	967
2025	20,936	967	2024	22,871	967
Thereafter	203,467	724	Thereafter	243,411	1,691
Total lease payments	$311,161	$5,476		$362,140	$6,332
Less: imputed interest	113,730	684		131,901	921
Present value of lease liabilities	$197,431	$4,792		$230,239	$5,411
(1) Included in property operating expense.
(2) Included in general and administrative expense.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2020 (in thousands):

		As of December 31,
	Classification	December 31, 2020	December 31, 2019
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$159,245	$205,997
Office lease asset	Operating lease right-of-use assets	4,521	5,190
Total operating lease right-of-use assets		$163,766	$211,187

Sub-lessor straight-line rent receivable	Accounts receivable	12,433	24,569
Total leased assets		$176,199	$235,756

Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$197,431	$230,239
Office lease liability	Operating lease liabilities	4,792	5,411
Total lease liabilities		$202,223	$235,650

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The following table summarizes rental revenue, including sublease arrangements and lease costs, including impairment charges on operating lease right-of-use assets for the years ended December 31, 2020 and 2019 (in thousands):

		Year ended December 31,
	Classification	2020	2019
Rental revenue
Operating leases (1)	Rental revenue	$361,393	$569,530
Sublease income - operating ground leases (2)	Rental revenue	$10,783	$23,492
Lease costs
Operating ground lease cost	Property operating expense	$24,386	$24,656
Operating office lease cost	General and administrative expense	$905	$909
Operating lease right-of-use asset impairment charges (3)	Impairment charges	$15,009	$—
(1) During the year ended December 31, 2020, the Company wrote-off straight-line rent receivables totaling $26.5 million, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. Additionally, during the year ended December 31, 2020, the Company wrote-off lease receivables from tenants totaling $25.7 million, to minimum rent, tenant reimbursements and percentage rent classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income related to tenants being recognized on a cash basis.

(2) During the year ended December 31, 2020, the Company wrote-off sub-lessor ground lease straight-line rent receivables totaling $11.5 million, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. Additionally, during the year ended December 31, 2020, the Company wrote-off sub-lessor ground lease receivables from tenants totaling $1.4 million to minimum rent classified in rental revenue in the accompanying consolidated statements of (loss) income and comprehensive (loss) income related to tenants being recognized on a cash basis.

(3) During the year ended December 31, 2020, the Company recognized impairment charges of $15.0 million related to the operating lease right-of-use assets at two of its properties. See Note 4 for the details on these impairments.

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate as of December 31, 2020:

	As of December 31,
	2020	2019
Weighted-average remaining lease term in years
Operating ground leases	15.8	16.0
Operating office lease	5.8	6.8

Weighted-average discount rate
Operating ground leases	4.97%	4.96%
Operating office lease	4.62%	4.62%

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
16. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2020:
Total revenue	$151,012	$106,360	$63,877	$93,412
Net income (loss)	37,118	(62,965)	(85,904)	(19,977)
Net income (loss) available to common shareholders of EPR Properties	31,084	(68,999)	(91,938)	(26,011)
Basic net income (loss) per common share	0.40	(0.90)	(1.23)	(0.35)
Diluted net income (loss) per common share	0.40	(0.90)	(1.23)	(0.35)

	March 31	June 30	September 30	December 31
2019:
Total revenue	$150,527	$161,740	$169,356	$170,346
Net income	65,349	66,594	34,003	36,297
Net income available to common shareholders of EPR Properties	59,315	60,560	27,969	30,263
Basic net income per common share	0.79	0.80	0.36	0.39
Diluted net income per common share	0.79	0.79	0.36	0.39
During the year ended December 31, 2019, the Company completed the sale of its public charter school portfolio. Accordingly, the historical financial results of public charter school investments disposed of by the Company in 2019 are reflected in the Company's consolidated statements of (loss) income and comprehensive (loss) income as discontinued operations for all periods presented. See Note 17 for further details on discontinued operations.

17. Discontinued Operations

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

The operating results relating to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Rental revenue	$36,289	$47,277
Mortgage and other financing income	14,284	13,533
Total revenue	50,573	60,810
Property operating expense	573	1,102
Costs associated with loan refinancing or payoff	181	—
Interest expense, net	(351)	(363)
Depreciation and amortization	12,929	15,035
Income from discontinued operations before other items	37,241	45,036
Impairment on public charter school portfolio sale	(21,433)	—
Gain on sale of real estate	31,879	—
Income from discontinued operations	$47,687	$45,036

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The cash flow information relating to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Depreciation and amortization	$12,929	$15,035
Acquisition of and investments in real estate and other assets	(6,968)	(5,956)
Proceeds from sale of real estate	182,934	—
Proceeds from sale of public charter school portfolio	449,555	—
Investment in mortgage notes receivable	(5,115)	(17,933)
Proceeds from mortgage notes receivable paydowns	28,662	3,355
Additions to properties under development	(22,981)	(31,036)

Non-cash activity:
Transfer of property under development to real estate investments	$28,099	$24,900
Conversion or reclassification of mortgage notes receivable to real estate investments	—	12,013
Interest cost capitalized	351	363

18. Other Commitments and Contingencies

As of December 31, 2020, the Company had 17 development projects with commitments to fund an aggregate of approximately $118.3 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2020, the Company had three mortgage notes and one note receivable with commitments totaling approximately $31.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2020, the Company had two surety bonds outstanding totaling $31.6 million.

19. Segment Information

The Company groups its investments into two reportable segments: Experiential and Education. Due to the Company's change to two reportable segments during the year ended December 31, 2019, certain reclassifications have been made to the 2018 presentation to conform to the current presentation.

The financial information summarized below is presented by reportable segment (in thousands):

Balance Sheet Data:
	As of December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,133,486	$529,755	$1,040,944	$6,704,185

	As of December 31, 2019
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,307,295	$730,165	$540,051	$6,577,511

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Operating Data:
	For the Year Ended December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$311,130	$61,046	$—	$372,176
Other income	8,085	13	1,041	9,139
Mortgage and other financing income	32,017	1,329	—	33,346
Total revenue	351,232	62,388	1,041	414,661

Property operating expense	55,500	2,283	804	58,587
Other expense	16,513	—	(39)	16,474
Total investment expenses	72,013	2,283	765	75,061
Net operating income - before unallocated items	279,219	60,105	276	339,600

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:
General and administrative expense				(42,596)
Severance expense				(2,868)
Costs associated with loan refinancing or payoff				(1,632)
Interest expense, net				(157,675)
Transaction costs				(5,436)
Credit loss expense				(30,695)
Impairment charges				(85,657)
Depreciation and amortization				(170,333)
Equity in loss from joint ventures				(4,552)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				50,119
Income tax expense				(16,756)
Net loss				(131,728)
Preferred dividend requirements				(24,136)
Net loss available to common shareholders of EPR Properties				$(155,864)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
December 31, 2020, 2019 and 2018

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

20. Supplemental Guarantor Financial Information

As of December 31, 2020, the Company had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the Company's private placement notes), which were registered under the Securities Act of 1933, as amended (the Registered Notes). All of the Registered Notes were issued by the Company and are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries that guarantee the Company's indebtedness under its combined unsecured revolving credit facility and term loan facility and private placement notes (the Guarantor Subsidiaries). See Note 8 for additional information regarding the terms of the Registered Notes. The Company owns, directly or indirectly, 100% of the Guarantor Subsidiaries. The guarantees are senior unsecured obligations of each Guarantor Subsidiary, have equal rank with all existing and future senior debt of each such Guarantor Subsidiary, and are senior to all subordinated debt of such Guarantor Subsidiary. The guarantees are effectively subordinated to any secured debt of each such Guarantor Subsidiary to the extent of the assets securing such debt. Each guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the Guarantor Subsidiaries' obligations under the guarantees. The guarantees are subject to customary release provisions, including a release upon a sale or other disposition of all the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary in accordance with the applicable indenture governing the Registered Notes or the release of a Guarantor Subsidiary's guarantee under the Company's combined unsecured revolving credit facility and term loan facility (or replacement thereof), private placement notes and the other then outstanding Registered Notes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
The following tables present summarized financial information for the Company and Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated and excludes investments in and equity earnings in the Company's subsidiaries that do not guarantee the Registered Notes (the Non-Guarantor Subsidiaries).

Summarized Financial Information:

Summarized Balance Sheet
As of December 31, 2020
(Dollars in thousands)
Real estate investments, net of accumulated depreciation of $979,269	$4,666,835
Total assets	6,488,007
Total liabilities	4,038,101

Excluded from total assets in the table above is $173.7 million of intercompany notes receivable due to the Company and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of December 31, 2020.

Summarized Statement of Loss
Year Ended December 31, 2020
(Dollars in thousands)
Total revenue	$382,799
Loss from continuing operations	(93,257)
Net loss	(93,257)
Net loss available to common shareholders of EPR Properties	(117,393)

Excluded from total revenue in the table above is $2.9 million in intercompany fee income and $9.3 million in intercompany interest income due to the Company and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries for the year ended December 31, 2020.

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2020
(Dollars in thousands)

Description	Balance at December 31, 2019	Additions During 2020	Deductions During 2020	Balance at December 31, 2020
Reserve for Doubtful Accounts	$407	$—	$(344)	$63
Allowance for Credit Losses	—	32,858	—	32,858
See accompanying report of independent registered public accounting firm.

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2019
(Dollars in thousands)

Description	Balance at December 31, 2018	Additions During 2019	Deductions During 2019	Balance at December 31, 2019
Reserve for Doubtful Accounts	$2,899	$633	$(3,125)	$407
Allowance for Credit Losses	—	—	—	—
See accompanying report of independent registered public accounting firm.

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2018
(Dollars in thousands)

Description	Balance at December 31, 2017	Additions During 2018	Deductions During 2018	Balance at December 31, 2018
Reserve for Doubtful Accounts	$7,485	$2,851	$(7,437)	$2,899
Allowance for Credit Losses	—	—	—	—
See accompanying report of independent registered public accounting firm.

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Omaha, NE	$—	$5,215	$16,700	$(17,967)	$1,705	$2,243	$3,948	$—	11/97	40 years
Sugar Land, TX	—	—	19,100	4,152	—	23,252	23,252	(11,301)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(9,905)	11/97	40 years
Columbus, OH	—	—	12,685	573	—	13,258	13,258	(7,144)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(9,016)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(12,033)	11/97	40 years
Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(11,271)	11/97	40 years
Creve Coeur, MO	—	4,985	12,601	(10,818)	1,736	5,033	6,769	—	11/97	33 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(7,602)	11/97	40 years
Dallas, TX	—	3,060	15,281	(7,890)	1,765	8,686	10,451	—	11/97	40 years
Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(12,359)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(16,755)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(12,838)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(14,855)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(13,689)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(3,956)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(12,167)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(7,700)	12/98	40 years
Boise, ID	—	—	16,003	400	—	16,403	16,403	(8,806)	12/98	40 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(6,690)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(8,204)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(5,877)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(6,978)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(3,369)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(3,192)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(6,246)	03/02	40 years
Greenville, SC	—	1,660	7,570	473	1,660	8,043	9,703	(3,610)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(11,705)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(9,133)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(8,069)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(10,053)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(3,612)	12/02	40 years
Macon, GA	—	1,982	5,056	—	1,982	5,056	7,038	(2,244)	03/03	40 years
Southfield, MI	—	8,000	20,518	4,092	5,794	26,816	32,610	(26,817)	05/03	15 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(1,871)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(3,776)	11/03	40 years
Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(7,170)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	93	4,869	18,236	23,105	(7,597)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(7,441)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(4,587)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(4,251)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(5,138)	11/04	40 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(3,660)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(4,418)	12/04	40 years
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(3,172)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(4,539)	03/05	40 years
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(3,314)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(2,109)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(4,107)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,437)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,332)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(6,113)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(1,726)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(4,500)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(5,467)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(2,530)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(5,393)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(5,304)	08/06	40 years
Kalamazoo, MI	—	5,125	12,216	(15,931)	370	1,040	1,410	—	11/06	17 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(5,285)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(4,025)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(3,918)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(2,441)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(6,270)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(3,220)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(345)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(3,299)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(486)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(1,897)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(3,441)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(474)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,297)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(1,070)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,565)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(1,034)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(2,644)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(1,806)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(1,941)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(1,197)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(586)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(2,922)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(517)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(871)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(1,621)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,187)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(1,256)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(1,438)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(3,230)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	2,056	4,356	13,589	17,945	(3,227)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(2,683)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(3,652)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(3,218)	06/10	40 years
Hooksett, NH	—	2,639	11,605	1,254	2,639	12,859	15,498	(2,925)	03/11	40 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(1,005)	03/11	40 years
Merrimack, NH	—	3,160	5,642	—	3,160	5,642	8,802	(1,387)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(1,750)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(1,026)	04/11	40 years
Dallas, TX	—	—	12,146	(11,086)	—	1,060	1,060	(24)	03/12	30 years
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(2,432)	06/12	40 years
Southern Pines, NC	—	1,709	4,747	3,705	1,709	8,452	10,161	(1,126)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,182)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(1,683)	09/12	40 years
Gainesville, VA	—	—	10,846	—	—	10,846	10,846	(1,921)	02/13	40 years
Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	(2,307)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(296)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(1,717)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,648	1,579	27,252	28,831	(6,358)	10/13	40 years
Warrenville, IL	—	14,000	17,318	(5,417)	8,270	17,631	25,901	(4,095)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(1,614)	08/13	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(1,455)	11/12	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(305)	04/14	40 years
Seymour, IN	—	1,028	2,291	—	1,028	2,291	3,319	(411)	04/14	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(2,185)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(1,814)	04/14	40 years
New Albany, IN	—	2,461	14,807	—	2,461	14,807	17,268	(2,575)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(3,265)	04/14	40 years
Williamsport, PA	—	2,243	6,684	—	2,243	6,684	8,927	(1,225)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(1,505)	04/14	40 years
Moline, IL	—	1,963	10,183	—	1,963	10,183	12,146	(1,793)	04/14	40 years
O'Fallon, MO	—	1,046	7,342	—	1,046	7,342	8,388	(1,285)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(2,955)	04/14	40 years
Sterling Heights, MI	—	10,849	—	(404)	10,257	188	10,445	(74)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(945)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(1,011)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(4,919)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(1,016)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(3,129)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(986)	12/15	40 years
Corpus, Christi, TX	—	1,286	8,252	—	1,286	8,252	9,538	(808)	12/15	40 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(991)	06/16	25 years
Franklin, TN	—	10,158	17,549	9,018	10,158	26,567	36,725	(4,662)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(3,186)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(2,536)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(3,919)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,160	2,784	12,194	14,978	(1,565)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(1,000)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(1,918)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(735)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(1,597)	05/17	27 years
Wichita, KS	—	267	7,535	—	267	7,535	7,802	(1,174)	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(3,798)	05/17	23 years
Richmond, TX	—	7,251	36,534	(27)	7,251	36,507	43,758	(3,402)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(2,445)	08/17	40 years
Cleveland, OH	—	2,671	17,526	—	2,671	17,526	20,197	(2,622)	08/17	25 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(900)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(573)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(1,816)	06/18	40 years
Long Island, NY	—	—	12,479	267	—	12,746	12,746	(1,144)	12/18	25 years
Brandywine, MD	—	5,251	10,520	—	5,251	10,520	15,771	(636)	03/19	34 years
Cincinnati, OH	—	2,831	11,430	—	2,831	11,430	14,261	(657)	03/19	35 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(1,319)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(843)	03/19	37 years
Savoy, IL	—	1,938	10,554	184	1,938	10,738	12,676	(888)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(1,576)	06/19	30 years
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(1,156)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(764)	06/19	40 years
Columbia, MD	—	12,642	14,152	—	12,642	14,152	26,794	(822)	06/19	34 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(784)	06/19	35 years
Foothill Ranch, CA	—	7,653	14,090	—	7,653	14,090	21,743	(1,074)	06/19	29 years
Wilsonville, OR	—	2,742	1,301	—	2,742	1,301	4,043	(233)	06/19	23 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(811)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(607)	06/19	30 years
Abingdon, MD	—	4,613	6,171	—	4,613	6,171	10,784	(599)	06/19	24 years
Midland, TX	—	2,495	12,965	—	2,495	12,965	15,460	(697)	06/19	35 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(599)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(607)	06/19	23 years
Woodway, TX	—	2,376	7,309	—	2,376	7,309	9,685	(648)	06/19	24 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(461)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(293)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(364)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(362)	06/19	24 years
New Hartford, NY	—	946	11,985	—	946	11,985	12,931	(542)	10/19	31 years
Columbus, OH	—	5,211	14,179	571	5,211	14,750	19,961	(680)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(1,279)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(309)	12/19	28 years
Bluffton, SC	—	1,912	3,053	110	1,912	3,163	5,075	(155)	03/20	25 years
Cherry Hill, NJ	—	5,038	9,206	—	5,038	9,206	14,244	(554)	03/20	25 years

Eat & Play
Westminster, CO	—	6,205	12,600	21,139	4,998	34,946	39,944	(20,119)	12/01	40 years
Westminster, CO	—	5,850	17,314	4,257	5,850	21,571	27,421	(8,751)	06/99	40 years
Houston, TX	—	3,653	1,365	(1,531)	3,408	79	3,487	(24)	05/00	40 years
New Rochelle, NY	—	6,100	97,696	11,796	6,100	109,492	115,592	(47,894)	10/03	40 years
Kanata, ON	—	10,044	36,630	33,206	9,896	69,984	79,880	(27,311)	03/04	40 years
Mississagua, ON	—	9,221	17,593	23,765	11,947	38,632	50,579	(13,286)	03/04	40 years
Oakville, ON	—	10,044	23,646	10,576	9,896	34,370	44,266	(14,113)	03/04	40 years
Whitby, ON	—	10,202	21,960	29,075	12,913	48,324	61,237	(18,262)	03/04	40 years
Burbank, CA	—	16,584	35,016	12,618	16,584	47,634	64,218	(16,659)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(1,730)	07/11	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(3,329)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(3,378)	02/12	30 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(1,731)	03/12	40 years
Jacksonville, FL	—	4,510	5,061	4,748	4,510	9,809	14,319	(3,136)	02/12	30 years
Indianapolis, IN	—	4,298	6,320	(4,754)	1,813	4,051	5,864	(716)	02/12	40 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(2,700)	09/12	40 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(2,349)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(2,700)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(2,753)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(2,420)	07/13	40 years
Warrenville, IL	—	—	6,469	9,625	2,906	13,188	16,094	(3,417)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(2,334)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(2,453)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(2,379)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(2,376)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(2,596)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(2,341)	06/14	40 years
Ashburn VA	—	—	16,873	101	—	16,974	16,974	(2,253)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(2,615)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(2,223)	09/14	40 years
Webster, TX	—	5,631	17,732	927	5,338	18,952	24,290	(2,428)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(2,373)	12/14	40 years
Edison, NJ	—	—	22,792	1,489	—	24,281	24,281	(2,418)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(2,177)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(2,367)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(2,520)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(2,030)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(2,008)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(1,936)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(1,323)	05/16	40 years
Stapleton, CO	—	1,062	6,329	—	1,062	6,329	7,391	(602)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(1,608)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(2,295)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(809)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(893)	08/17	40 years
Cleveland, OH	—	2,389	3,546	374	2,389	3,920	6,309	(658)	08/17	25 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(1,479)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(1,655)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(1,379)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(1,465)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(1,371)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(1,096)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(910)	09/18	40 years
Eugene, OR	—	1,321	—	—	1,321	—	1,321	—	06/19	n/a
Katy, TX	—	5,210	16,247	293	3,492	18,258	21,750	(367)	06/19	40 years

Ski
Bellfontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(4,900)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(17,215)	09/13	40 years
McHenry, MD	—	8,394	15,910	3,207	9,708	17,803	27,511	(7,103)	12/12	40 years
Wintergreen, VA	—	5,739	16,126	1,927	5,739	18,053	23,792	(5,186)	02/15	40 years
Northstar, CA	—	48,178	88,532	—	48,178	88,532	136,710	(19,778)	04/17	40 years
Northstar, CA	—	7,827	18,112	—	7,827	18,112	25,939	(1,938)	04/17	40 years

Attractions
Denver, CO	—	753	6,218	—	753	6,218	6,971	(812)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(883)	03/17	30 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(8,183)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(2,747)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(761)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(4,626)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(2,911)	04/17	30 years
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(5,017)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(3,930)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(1,516)	04/17	30 years
Federal Way, WA	—	—	13,949	(12,149)	—	1,800	1,800	(99)	04/17	12 years
Colony, TX	—	—	7,617	(567)	—	7,050	7,050	(1,770)	04/17	30 years
Garland, TX	—	—	5,601	389	—	5,990	5,990	(1,296)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(5,058)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(2,498)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(963)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(1,142)	10/17	30 years

Experiential Lodging
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(16,462)	05/15	40 years
Pagosa Springs, CO	—	9,791	15,635	—	9,791	15,635	25,426	(1,903)	06/18	30 years
Kiamesha Lake, NY	—	34,897	228,462	(5,430)	34,897	223,032	257,929	(18,777)	07/10	30 years

Gaming
Kiamesha Lake, NY	—	155,658	—	19,524	156,785	18,397	175,182	(933)	07/10	n/a

Cultural
St. Louis, MO	—	5,481	41,951	—	5,481	41,951	47,432	(2,976)	12/18	40 years
Branson, MO	—	1,847	7,599	—	1,847	7,599	9,446	(362)	05/19	40 years
Pigeon Forge, TN	—	4,849	9,668	—	4,849	9,668	14,517	(466)	05/19	40 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(2,110)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(762)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(646)	01/18	30 years

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	902	986	4,426	5,412	(973)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	222	1,308	7,497	8,805	(1,869)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	979	1,149	10,818	11,967	(2,284)	08/13	40 years
Coppell, TX	—	1,547	10,168	635	1,547	10,803	12,350	(2,422)	09/13	30 years
Las Vegas, NV	—	944	9,191	373	944	9,564	10,508	(2,250)	09/13	30 years
Las Vegas, NV	—	985	6,721	466	985	7,187	8,172	(1,717)	09/13	30 years
Mesa, AZ	—	762	6,987	1,501	762	8,488	9,250	(2,033)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	316	1,295	9,508	10,803	(2,052)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	418	1,278	11,160	12,438	(2,189)	07/14	30 years
Thornton, CO	—	1,384	10,542	339	1,370	10,895	12,265	(2,041)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(611)	07/14	30 years
Centennial, CO	—	1,249	10,771	707	1,249	11,478	12,727	(2,249)	08/14	30 years
McKinney, TX	—	1,812	12,419	1,841	1,812	14,260	16,072	(2,956)	11/14	30 years
Ashburn, VA	—	2,289	14,748	—	2,289	14,748	17,037	(2,592)	06/15	30 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
West Chester, OH	—	1,807	12,913	455	1,807	13,368	15,175	(2,087)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(2,060)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	523	2,603	16,136	18,739	(2,360)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	561	3,743	15,488	19,231	(2,976)	08/15	30 years
Carmel, IN	—	1,567	12,854	366	1,561	13,226	14,787	(2,153)	09/15	30 years
Fishers, IN	—	1,226	13,144	832	1,226	13,976	15,202	(1,714)	12/15	30 years
Westerville, OH	—	2,988	14,339	362	2,988	14,701	17,689	(2,134)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	(1,287)	1,476	13,135	14,611	(1,998)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(225)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(148)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(477)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(597)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(609)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(279)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(512)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(492)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(113)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(233)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(190)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(195)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(286)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(355)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(263)	01/17	35 years
Lewis Center, OH	—	410	4,285	—	410	4,285	4,695	(379)	01/17	35 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(372)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(258)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(139)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(538)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(312)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(175)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(539)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(319)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(326)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(181)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(452)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(298)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(216)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(522)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(222)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(221)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(689)	03/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(353)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(58)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(374)	02/18	35 years
McKinney, TX	—	1,233	4,447	—	1,233	4,447	5,680	(221)	02/18	30 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(280)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(285)	09/18	35 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2020
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(135)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(229)	08/19	24 years

Private Schools
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(6,433)	02/14	40 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(685)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(501)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(670)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(525)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(864)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(235)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(136)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(985)	01/17	35 years

Property under development	—	57,630	—	—	57,630	—	57,630	—	n/a	n/a
Land held for development	—	23,225	—	—	23,225	—	23,225	—	n/a	n/a
Senior unsecured notes payable and term loan	3,705,000	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(35,552)	—	—	—	—	—	—	—
Total	$3,694,443	$1,344,707	$4,295,921	$353,615	$1,323,518	$4,670,726	$5,994,244	$(1,062,087)

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2020

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$6,251,398
Acquisition and development of real estate investments during the year	74,710
Disposition of real estate investments during the year	(193,258)
Impairment of real estate investments during the year	(138,606)
Balance at close of year	$5,994,244
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$989,254
Depreciation during the year	164,256
Disposition of real estate investments during the year	(23,465)
Impairment of real estate investments during the year	(67,958)
Balance at close of year	$1,062,087
See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosures controls and procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

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
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 2021 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, and “Executive Officers” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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
PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules: See Part II, Item 8 hereof
Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation
(3)Exhibits

The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

3.1	Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through June 1, 2020), which is attached as Exhibit 3.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 3.1

3.2	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3	Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5	Amended and Restated Bylaws of the Company (inclusive of all amendments through May 30, 2019), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 30, 2019, is hereby incorporated by reference as Exhibit 3.5

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5	Indenture, dated June 18, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as trustee (including the form of 5.250% Senior Notes due 2023 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.5

4.6	Indenture, dated March 16, 2015, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2025 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.6

4.7	Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.7

4.8	Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.8

4.9	Indenture, dated April 16, 2018, by and between the Company and UMB Bank, n.a., as trustee (including the form of 4.950% Senior Notes due 2028 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated by reference as Exhibit 4.9

4.1	Indenture, dated August 15, 2019, between the Company and UMB Bank, n.a., as trustee (including the form of 3.750% Senior Note due 2029 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 15, 2019, is hereby incorporated by reference as Exhibit 4.10

4.11.1	Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11.1

4.11.2	First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11.2

4.11.3	Second Amendment to Note Purchase Agreement, dated June 29, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 4.11.3

4.11.4	Third Amendment to Note Purchase Agreement, dated December 24, 2020, by and among the Company and the purchasers named therein is attached hereto as Exhibit 4.11.4

4.12	Description of Securities Registered under Section 12 of the Exchange Act is attached hereto as Exhibit 4.12

10.1.1	Second Amended, Restated and Consolidated Credit Agreement, dated September 27, 2017, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated by reference as Exhibit 10.1.1

10.1.2	Amendment No. 1 to Second Amended, Restated and Consolidated Credit Agreement, dated as of June 29, 2020, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 10.1.2

10.1.3	Amendment No. 2 to the Second Amended, Restated and Consolidated Credit Agreement, dated as of November 3, 2020, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto is attached hereto as Exhibit 10.1.3

10.2*	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3*	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*	2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*	EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.9

10.10*	Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*	Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*	Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*	Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*	EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.14

10.15*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020), which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2020, is hereby incorporated by reference as Exhibit 10.15

10.16*	2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020 is hereby incorporated by reference as Exhibit 10.16

10.17*	Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.17

10.18*	Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.18

10.19*	Release Agreement, dated as of December 31, 2020, by and between the Company and Michael L. Hirons is attached hereto as Exhibit 10.19

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

22	The list of issuers and guarantor subsidiaries is attached hereto as Exhibit 22

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EPR Properties

Dated:	February 25, 2021	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 25, 2021
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 25, 2021
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 25, 2021
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 25, 2021
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 25, 2021
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 25, 2021
Barrett Brady, Trustee

/s/ Peter C. Brown	February 25, 2021
Peter C. Brown, Trustee

/s/ James B. Connor	February 25, 2021
James B. Connor, Trustee

/s/ Jack A. Newman, Jr.	February 25, 2021
Jack A. Newman, Jr., Trustee

/s/ Virginia E. Shanks	February 25, 2021
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 25, 2021
Robin P. Sterneck, Trustee