Form 10-Q
period 2021-03-31
EPR PROPERTIES
filed 2021-05-06
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

At May 5, 2021, there were 74,768,479 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of the COVID-19 pandemic, our capital resources and liquidity, our expected cash flows and liquidity, continuing waivers of financial covenants related to our bank credit facilities and private placement notes, the performance of our customers, including AMC and Regal, our expected cash collections, expected use of proceeds from dispositions and our results of operations and financial condition. The estimates presented herein are based on the Company's current expectations and, given the current economic uncertainty, there can be no assurances that the Company will be able to continue to comply with other applicable covenants under its debt agreements, which could materially impact actual performance. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance that the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.

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
i

•Risks associated with security breaches and other disruptions;
•Changes in accounting standards that may adversely affect our financial statements;
•Fluctuations in the value of real estate income and investments;
•Risks relating to real estate ownership, leasing and development, including local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users, such as customers of our tenants, consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants or other customers, and how well we manage our properties;
•Our ability to secure adequate insurance and risk of potential uninsured losses, including losses from natural disasters;
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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on February 25, 2021.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,101,727 and $1,062,087 at March 31, 2021 and December 31, 2020, respectively	$4,801,106	$4,851,302
Land held for development	23,225	23,225
Property under development	94,822	57,630
Operating lease right-of-use assets	179,113	163,766
Mortgage notes and related accrued interest receivable	364,969	365,628
Investment in joint ventures	28,313	28,208
Cash and cash equivalents	538,077	1,025,577
Restricted cash	5,928	2,433
Accounts receivable	97,517	116,193
Other assets	75,032	70,223
Total assets	$6,208,102	$6,704,185
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$95,085	$105,379
Operating lease liabilities	217,448	202,223
Common dividends payable	44	36
Preferred dividends payable	6,034	6,034
Unearned rents and interest	83,565	65,485
Debt	3,171,193	3,694,443
Total liabilities	3,573,369	4,073,600
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,166,947 and 81,917,876 shares issued at March 31, 2021 and December 31, 2020, respectively	821	819
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,394,050 Series C convertible shares issued at March 31, 2021 and December 31, 2020; liquidation preference of $134,851,250	54	54
3,447,381 Series E convertible shares issued at March 31, 2021 and December 31, 2020; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at March 31, 2021 and December 31, 2020; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,864,422	3,857,632
Treasury shares at cost: 7,399,522 and 7,315,087 common shares at March 31, 2021 and December 31, 2020, respectively	(263,982)	(261,238)
Accumulated other comprehensive income	2,978	216
Distributions in excess of net income	(969,654)	(966,992)
Total equity	$2,634,733	$2,630,585
Total liabilities and equity	$6,208,102	$6,704,185
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of (Loss) Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
Rental revenue	$102,614	$135,043
Other income	678	7,573
Mortgage and other financing income	8,473	8,396
Total revenue	111,765	151,012
Property operating expense	15,313	13,093
Other expense	2,552	9,534
General and administrative expense	11,336	10,988
Costs associated with loan refinancing or payoff	241	—
Interest expense, net	39,194	34,753
Transaction costs	548	1,075
Credit loss (benefit) expense	(2,762)	1,192
Depreciation and amortization	40,326	43,810
Income before equity in loss from joint ventures and other items	5,017	36,567
Equity in loss from joint ventures	(1,431)	(420)
Gain on sale of real estate	201	220
Income before income taxes	3,787	36,367
Income tax (expense) benefit	(407)	751
Net income	3,380	37,118
Preferred dividend requirements	(6,034)	(6,034)
Net (loss) income available to common shareholders of EPR Properties	$(2,654)	$31,084
Net (loss) income available to common shareholders of EPR Properties per share:
Basic	$(0.04)	$0.40

Diluted	$(0.04)	$0.40
Shares used for computation (in thousands):
Basic	74,627	78,467
Diluted	74,627	78,476

Other comprehensive income:
Net income	$3,380	$37,118
Foreign currency translation adjustment	2,300	(16,495)
Change in net unrealized gain on derivatives	462	3,931
Comprehensive income attributable to EPR Properties	$6,142	$24,554
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Issuance of nonvested shares and performance shares, net of cancellations	211,549	2	—	—	6,221	(90)	—	—	6,133
Purchase of common shares for vesting	—	—	—	—	—	(6,769)	—	—	(6,769)
Share-based compensation expense	—	—	—	—	3,509	—	—	—	3,509
Foreign currency translation adjustment	—	—	—	—	—	—	(16,495)	—	(16,495)
Change in unrealized gain on derivatives	—	—	—	—	—	—	3,931	—	3,931
Net income	—	—	—	—	—	—	—	37,118	37,118
Issuances of common shares	10,368	—	—	—	442	—	—	—	442
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividends to common shareholders ($1.1325 per share)	—	—	—	—	—	—	—	(88,996)	(88,996)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2020	81,811,816	$818	14,841,431	$148	$3,845,093	$(154,357)	$(5,289)	$(749,932)	$2,936,481

Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	2,899	—	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,744)	—	—	(2,744)
Share-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Foreign currency translation adjustment	—	—	—	—	—	—	2,300	—	2,300
Change in unrealized gain on derivatives	—	—	—	—	—	—	462	—	462
Net income	—	—	—	—	—	—	—	3,380	3,380
Issuances of common shares	2,509	—	—	—	107	—	—	—	107
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(8)	(8)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2021	82,166,947	$821	14,841,431	$148	$3,864,422	$(263,982)	$2,978	$(969,654)	$2,634,733

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$3,380	$37,118
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(201)	(220)
Gain on insurance recovery	(30)	—
Deferred income tax benefit	—	(1,113)
Costs associated with loan refinancing or payoff	241	—
Equity in loss from joint ventures	1,431	420
Distributions from joint ventures	90	—
Credit loss (benefit) expense	(2,762)	1,192
Depreciation and amortization	40,326	43,810
Amortization of deferred financing costs	1,547	1,634
Amortization of above/below market leases and tenant allowances, net	(96)	(152)
Share-based compensation expense to management and Trustees	3,784	3,509
Change in assets and liabilities:
Operating lease assets and liabilities	(120)	273
Mortgage notes accrued interest receivable	280	(512)
Accounts receivable	18,687	14,149
Other assets	(7,323)	(4,454)
Accounts payable and accrued liabilities	997	(13,517)
Unearned rents and interest	18,075	6,907
Net cash provided by operating activities	78,306	89,044
Investing activities:
Acquisition of and investments in real estate and other assets	(26,847)	(24,709)
Proceeds from sale of real estate	13,707	2,907
Investment in unconsolidated joint ventures	(1,625)	—
Investment in mortgage notes receivable	(2,436)	(2,002)
Proceeds from mortgage notes receivable paydowns	5,299	94
Investment in promissory notes receivable	(4,379)	—
Proceeds from promissory note receivable paydowns	105	69
Proceeds from insurance recovery	30	—
Additions to properties under development	(13,748)	(16,118)
Net cash used by investing activities	(29,894)	(39,759)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	—	750,000
Principal payments on debt	(523,765)	—
Deferred financing fees paid	—	(43)
Net proceeds from issuance of common shares	108	352
Purchase of common shares for treasury for vesting	(2,744)	(6,769)
Dividends paid to shareholders	(6,034)	(94,303)
Net cash (used) provided by financing activities	(532,435)	649,237
Effect of exchange rate changes on cash	18	(257)
Net change in cash and cash equivalents and restricted cash	(484,005)	698,265
Cash and cash equivalents and restricted cash at beginning of the period	1,028,010	531,440
Cash and cash equivalents and restricted cash at end of the period	$544,005	$1,229,705
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$1,025,577	$528,763
Restricted cash at beginning of the period	2,433	2,677
Cash and cash equivalents and restricted cash at beginning of the period	$1,028,010	$531,440

Cash and cash equivalents at end of the period	$538,077	$1,225,122
Restricted cash at end of the period	5,928	4,583
Cash and cash equivalents and restricted cash at end of the period	$544,005	$1,229,705

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$309	$20,089
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,793	$17,595
Credit loss expense related to adoption of ASC Topic 326	$—	$2,163
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$18,481	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,562	$28,137
Cash paid during the period for income taxes	$285	$251
Interest cost capitalized	$595	$262
Change in accrued capital expenditures	$(3,323)	$(882)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Amounts as of December 31, 2020 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 25, 2021.

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

The Company’s variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2021 and December 31, 2020, the Company does not have any investments in consolidated VIEs.

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. During the year ended December 31, 2020, the global impact of the outbreak rapidly evolved and many jurisdictions within the United States and abroad reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic has severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending.

Approximately 96% of the Company's non-theatre and 71% of the Company's theatre locations were open for business as of April 30, 2021. Certain theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many movie studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. It is expected that by May 21, 2021 approximately 98% of the Company's theatres will be open based on the reopening schedule recently announced by Regal Cinemas (Regal), with both New York and California now allowing theatres to reopen. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, the development and distribution of vaccines and the efficacy of those vaccines, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, and the direct and indirect economic effects of the outbreak and containment measures, all of which are uncertain and cannot be predicted. During 2020 and the first quarter of 2021, the COVID-19 pandemic negatively affected the Company's business, and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the three months ended March 31, 2021. The following were adverse impacts to the Company's financial statements and business during the three months ended March 31, 2021:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal, a subsidiary of Cineworld Group.
•The Company reduced rental revenue by $4.2 million due to rent abatements.
•The Company has deferred approximately $57.0 million of amounts due from tenants and $2.1 million due from borrowers that were booked as receivables as of March 31, 2021. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. During the three months ended March 31, 2021, the Company collected $1.5 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, the Company collected $29.5 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by tenant or borrowers.
•The Company continues to be in the Covenant Relief Period under the agreement which governs its unsecured revolving credit facility and its unsecured term loan facility (Consolidated Credit Agreement) and the agreement which governs its private placement notes (Note Purchase Agreement). During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements have been waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company pays higher interest costs during the Covenant Relief Period. The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also impose additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in these notes to the consolidated financial statements, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of the Company's Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at the Company's election, subject to certain conditions), in the case of the Company's Note Purchase Agreement governing its private placement notes. The Company has the right under certain circumstances to terminate the Covenant Relief Period earlier.

•In connection with the loan amendments discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. If the Company's unsecured debt rating is further downgraded by Moody's, it will be required to pledge the equity interests in certain subsidiary guarantors to secure its obligations under its unsecured credit facilities and private placement notes.

The monthly cash dividends to common shareholders were suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. The suspension of the monthly cash dividend to common shareholders will continue through the Covenant Relief Period, except as may be necessary to maintain REIT status and to not owe income tax.

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. See Note 14 for financial information related to these reportable segments.

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

The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are generally classified as held for sale once management has initiated an active program to market them for sale and it is probable the assets will be sold within one year. On occasion, the Company will receive unsolicited offers from third parties to buy individual Company owned properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Real Estate Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it is a business combination or an asset acquisition. If the acquisition is determined to be an asset acquisition, the Company records the purchase price and other related costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. In addition, costs incurred for asset acquisitions, including transaction costs, are capitalized.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Acquisition-related costs in connection with business combinations are expensed as incurred and included in "Transaction costs" in the accompanying consolidated statements of (loss) income and comprehensive income.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.0 million and $35.6 million as of March 31, 2021 and December 31, 2020, respectively, are shown as a reduction of debt. The deferred financing costs of $3.8 million and $4.8 million as of March 31, 2021 and December 31, 2020, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases that are classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the three months ended March 31, 2021, the Company recognized $1.3 million of straight-line rental revenue. For the three months ended March 31, 2020, the Company recognized straight-line write-offs totaling $12.5 million, which were comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $9.7 million for the three months ended March 31, 2020. There were no straight-line write-offs for the three months ended March 31, 2021.

The Company has agreed to defer rent for a substantial portion of its customers in response to the impact of the COVID-19 pandemic on their operations. On April 10, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. In reliance upon the FASB Staff Q&A, the Company has not treated qualifying deferrals or rent concessions during the period affected by the COVID-19 pandemic as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or recognized when received as variable lease payments if collection is determined to not be probable. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the FASB Staff Q&A, are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which the abatement relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2021 and 2020, the Company recognized $1.0 million and $0.4 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the three months ended March 31, 2021 and 2020, the non-lease components included in rental revenue totaled $3.8 million and $3.3 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $2.0 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2021 based on a percentage of gross revenue. This variable rent totaled $0.9 million for the three months ended March 31, 2021.

The Company regularly evaluates the collectibility of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant, current economic conditions and changes in customer payment terms. When the collectibility of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis.

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

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss. Interest income is recognized using the effective interest method over the estimated life of the note. Interest income includes both the stated interest and the amortization or accretion of premiums or discounts (if any).

In accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments, the Company records allowance for credit loss to reflect that all mortgage notes and notes receivable have some inherent risk of loss regardless of credit quality, collateral, or other mitigating factors. While Topic 326 does not require any particular method for determining the reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable and supportable forecasts for the term of each mortgage note or note receivable. The Company uses a forward looking commercial real estate forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan by loan basis. The CECL allowance required by Topic 326 is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. As of March 31, 2021, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of March 31, 2021, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the three months ended March 31, 2021 and 2020.

Concentrations of Risk
AMC, Topgolf USA (Topgolf) and Regal represented a significant portion of the Company's total revenue for the three months ended March 31, 2021 and 2020. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments have been reduced due to the impact of the COVID-19 pandemic. The following is a summary of the Company's total revenue (including revenue from discontinued operations) derived from rental or interest payments from AMC, Topgolf and Regal (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$23,835	21.3%	$20,072	13.3%
Topgolf	20,486	18.3%	20,075	13.3%
Regal	625	0.6%	21,354	14.1%

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of share option expense and amortization of non-vested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in "General and administrative expense" in the accompanying consolidated statements of (loss) income and comprehensive income.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of (loss) income and comprehensive income was $4 thousand and $3 thousand for the three months ended March 31, 2021 and 2020, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of (loss) income and comprehensive income was $2.2 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of (loss) income and comprehensive income was $0.9 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of (loss) income and comprehensive income was $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority ("FCA") announced that the USD LIBOR will no longer be published after June 30, 2023. At March 31, 2021, the Company had 11 agreements (including debt, derivative, mortgage note and lease agreements) that are indexed to LIBOR, of which five mature prior to June 30, 2023. The Company is monitoring and evaluating the related risks with transitioning these contracts to a replacement index.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Buildings and improvements	$4,520,034	$4,526,342
Furniture, fixtures & equipment	118,602	118,334
Land	1,238,147	1,242,663
Leasehold interests	26,050	26,050
	5,902,833	5,913,389
Accumulated depreciation	(1,101,727)	(1,062,087)
Total	$4,801,106	$4,851,302
Depreciation expense on real estate investments was $38.9 million and $40.8 million for the three months ended March 31, 2021 and 2020, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2021 totaled $52.1 million, and included the acquisition of one eat and play property under development for approximately $26.7 million as well as spending on build-to-suit development and redevelopment projects.

During the three months ended March 31, 2021, the Company completed the sale of one theatre property and one outparcel for net proceeds totaling $13.7 million and recognized a combined gain on sale of $0.2 million.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of March 31, 2021, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

Investment in mortgage notes, including related accrued interest receivable, at March 31, 2021 and December 31, 2020 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		March 31, 2021	December 31, 2020	March 31, 2021
Private school property Mableton, Georgia (1)	2017	9.02%	Prepaid in full	—	—	5,278	—
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	$28,178	$27,372	$27,045	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	11,252	11,225	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	9,090	9,370	9,355	—
Ski property Girdwood, Alaska	2019	8.24%	12/31/2029	42,645	42,515	40,680	14,355
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	9,839	10,082	8,630	1,079
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	71,223	69,475	67,235	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	11,150	11,357	11,929	—
Ski property West Dover and Wilmington, Vermont	2007	11.78%	12/1/2034	51,050	51,037	51,031	—
Four ski properties Ohio and Pennsylvania	2007	10.91%	12/1/2034	37,562	37,459	37,413	—
Ski property Chesterland, Ohio	2012	11.38%	12/1/2034	4,550	4,433	4,396	—
Ski property Hunter, New York	2016	8.72%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,796	18,289	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,348	18,830	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,490	10,408	—
Early childhood education center Lake Mary, Florida	2019	7.87%	5/9/2039	4,200	4,357	4,348	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	14,799	14,799	—
Early childhood education center Lithia, Florida	2017	8.42%	10/31/2039	3,959	3,827	3,737	—
				$365,916	$364,969	$365,628	$15,434

(1) On March 22, 2021, the Company received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property in Mableton, Georgia. No prepayment fee was received in connection with this note payoff.

Investment in notes receivable, including related accrued interest receivable, was $7.3 million at March 31, 2021 and December 31, 2020, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor has the borrower declared bankruptcy, the Company determined these modifications resulted in a troubled debt restructuring. At March 31, 2021, these note receivables are considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The notes are secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of March 31, 2021 and the notes remain fully reserved with an allowance for credit loss totaling $25.5 million, which consists of the outstanding principal balance of $17.0 million and the $8.5 million unfunded commitment on the term loan and line of credit as of March 31, 2021. Income for this borrower is recognized on a cash basis.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2021 (in thousands):

	Mortgage notes receivable	Unfunded commitments	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2020	$7,000	$138	$12,854	$12,866	$32,858
Credit loss (benefit) expense	(2,684)	(32)	4,333	(4,379)	(2,762)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at March 31, 2021	$4,316	$106	$17,187	$8,487	$30,096

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Receivable from tenants	$61,275	$81,120
Receivable from non-tenants	662	505
Straight-line rent receivable	35,580	34,568
Total	$97,517	$116,193

As of March 31, 2021, receivable from tenants includes fixed rent payments of approximately $57.0 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. During the three months ended March 31, 2021, the Company collected $1.5 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, during the three months ended March 31, 2021, the Company collected $29.5 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for these deferments vary by tenant and agreements with certain tenants are still being negotiated.

7. Capital Markets and Dividends

During the three months ended March 31, 2021, the Board declared cash dividends of $0.359375 per share on both its 5.75% Series C cumulative convertible preferred shares and its 5.75% Series G cumulative redeemable preferred shares and $0.5625 per share on its 9.00% Series E cumulative convertible preferred shares.

The monthly cash dividend to common shareholders was suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. The Company is restricted from paying dividends on its common shares during the Covenant Relief Period (as defined above), subject to certain limited exceptions, and there can be no assurances as to the Company's ability to reinstitute cash dividend payments to common shareholders or the timing thereof.

During the year ended December 31, 2020, the Company amended the Consolidated Credit Agreement and the Note Purchase Agreement to modify certain provisions and waive its obligations to comply with certain covenants under these agreements. The Company continues to be in the Covenant Relief Period under these agreements. During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements have been waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company pays higher interest costs during the Covenant Relief Period and the interest rates on the revolving credit facility and term loan facilities both during and after the Covenant Relief Period are dependent on the Company's unsecured debt ratings. At March 31, 2021, the revolving credit facility had interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.125% with a facility fee of 0.375% and the unsecured term loan facility had interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.50%. After the Covenant Relief Period, the interest rates for the revolving credit and term loan facilities, based on the Company's current unsecured debt ratings, are scheduled to return to LIBOR plus 1.20% and LIBOR plus 1.35%, respectively, (both with a LIBOR floor of zero) and the facility fee on the revolving credit facility will be 0.25%. Additionally at March 31, 2021, the interest rates for the private placement notes were 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively. After the Covenant Relief Period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively. The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also impose additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions.

In connection with the loan amendments discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. If the Company's unsecured debt rating is further downgraded by Moody's, it will be required to pledge the equity interests in certain subsidiary guarantors to secure its obligations under its unsecured credit facilities and private placement notes. Under the agreements, after the Covenant Relief Period, the Company will be released from both of these provisions.

During the three months ended March 31, 2021, the Company paid down $500.0 million on its unsecured revolving credit facility. In addition, the Company paid down principal of approximately $23.8 million on its private placement notes resulting from the sale of assets in accordance with the amendments. Subsequent to March 31, 2021, the Company paid off the remaining balance of $90.0 million on its revolving credit facility.

8. Unconsolidated Real Estate Joint Ventures

As of March 31, 2021 and December 31, 2020, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of March 31, 2021 and December 31, 2020, the Company had equity investments of $27.5 million and $27.4 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $85.0 million at March 31, 2021, that is due April 1, 2022. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $32.7 million, with $18.6 million remaining to fund at March 31, 2021. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized losses of $1.5 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively, and received no distributions during the three months ended March 31, 2021 and 2020 related to the equity investments in these joint ventures.

As of March 31, 2021 and December 31, 2020, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at March 31, 2021, is its investment in the joint ventures of $27.5 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $18.6 million.

In addition, as of March 31, 2021 and December 31, 2020, the Company had equity investments of $0.8 million in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $55 thousand during the three months ended March 31, 2021 and losses of $288 thousand during the three months ended March 31, 2020, and received distributions of $90 thousand from its investment in these joint ventures for the three months ended March 31, 2021. No distributions were received during the three months ended March 31, 2020.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had no derivative assets at March 31, 2021 and December 31, 2020. The Company had derivative liabilities of $13.5 million and $14.0 million at March 31, 2021 and December 31, 2020, respectively. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2021 or December 31, 2020. See Note 10 for disclosures relating to the fair value of the derivative instruments.

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

As of March 31, 2021, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. Additionally, at March 31, 2021, the Company had an interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding as of March 31, 2021 are summarized below:

Fixed rate		Notional Amount (in millions)	Index	Maturity
4.3950%	(1)	$116.7	USD LIBOR	February 7, 2022
4.4075%	(1)	116.7	USD LIBOR	February 7, 2022
4.0800%	(1)	116.6	USD LIBOR	February 7, 2022
4.5950%	(1)	50.0	USD LIBOR	February 7, 2022
Total		$400.0

1.3925%		25.0	USD LIBOR	September 30, 2024
Total		$25.0
(1) On June 29, 2020 and November 3, 2020, the Company amended its Consolidated Credit Agreement. The above fixed rates increased by 0.90% during the Covenant Relief Period, and as a result of the Company's unsecured debt ratings being downgraded and a LIBOR floor of 0.50% being established. The rates are scheduled to return to previous levels as defined in the agreement at the end of the Covenant Relief Period, subject to the Company's unsecured debt ratings.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2021, the Company estimates that during the twelve months ending March 31, 2022, $7.1 million of losses will be reclassified from AOCI to interest expense.

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

The Company entered into three USD-CAD cross-currency swaps that were effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swaps is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2021, the Company estimates that during the twelve months ending March 31, 2022, $0.2 million of losses will be reclassified from AOCI to other expense.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2021, the Company had the following cross-currency swaps designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2021 and 2020.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

	Three Months Ended March 31,
Description	2021	2020
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$259	$(10,642)
Amount of Expense Reclassified from AOCI into Earnings (1)	(2,033)	(465)
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(93)	1,139
Amount of (Expense) Income Reclassified from AOCI into Earnings (2)	(49)	206

Net Investment Hedges
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(1,786)	13,175
Amount of Income Recognized in Earnings (2) (3)	102	162

Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(1,620)	$3,672
Amount of Expense Reclassified from AOCI into Earnings	(2,082)	(259)
Amount of Income Recognized in Earnings	102	162

Interest expense, net in accompanying consolidated statements of (loss) income and comprehensive income	$39,194	$34,753
Other income in accompanying consolidated statements of (loss) income and comprehensive income	$678	$7,573
(1) Included in "Interest expense, net" in the accompanying consolidated statements of (loss) income and comprehensive income for the three months ended March 31, 2021 and 2020.
(2) Included in "Other income" in the accompanying consolidated statements of (loss) income and comprehensive income for the three months ended March 31, 2021 and 2020.
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

As of March 31, 2021, the fair value of the Company's derivatives in a liability position related to these agreements was $13.5 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $14.4 million. As of March 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of

March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at
March 31, 2021 and December 31, 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2021
Cross-Currency Swaps*	$—	$(6,101)	$—	$(6,101)
Interest Rate Swap Agreements*	$—	$(7,431)	$—	$(7,431)
December 31, 2020
Cross-Currency Swaps*	$—	$(4,271)	$—	$(4,271)
Interest Rate Swap Agreements*	$—	$(9,723)	$—	$(9,723)
* Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2021 and December 31, 2020:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2021, the Company had a carrying value of $365.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.01%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.78%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $393.5 million with an estimated weighted average market rate of 8.08% at March 31, 2021.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2021, the Company had a carrying value of $515.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.32%. The carrying value of the variable rate debt outstanding approximated the fair value at March 31, 2021.

At December 31, 2020, the Company had a carrying value of $1.0 billion in variable rate debt outstanding with a weighted average interest rate of approximately 2.23%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2020.

At March 31, 2021 and December 31, 2020, $425.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 9 for additional information related to the Company's interest rate swap agreements.

At March 31, 2021, the Company had a carrying value of $2.69 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.69%. Discounting the future cash flows for fixed rate debt using March 31, 2021 market rates of 3.21% to 5.81%, management estimates the fair value of the fixed rate debt to be approximately $2.71 billion with an estimated weighted average market rate of 4.34% at March 31, 2021.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2021 and 2020 (amounts in thousands except per share information):

	Three Months Ended March 31, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$3,380
Less: preferred dividend requirements	(6,034)
Net loss available to common shareholders	$(2,654)	74,627	$(0.04)
Diluted EPS:
Net loss available to common shareholders	$(2,654)	74,627
Effect of dilutive securities:
Share options and performance shares	—	—
Net loss available to common shareholders	$(2,654)	74,627	$(0.04)

	Three Months Ended March 31, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$37,118
Less: preferred dividend requirements	(6,034)
Net income available to common shareholders	$31,084	78,467	$0.40
Diluted EPS:
Net income available to common shareholders	$31,084	78,467
Effect of dilutive securities:
Share options and performance shares	—	9
Net income available to common shareholders	$31,084	78,476	$0.40

The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares for both the three months ended March 31, 2021 and 2020, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2020. The dilutive effect of potential common shares from the exercise of share options is excluded from diluted earnings per share for the three months ended March 31, 2021 because the effect is anti-dilutive due to the net loss available to common shareholders. Options to purchase 114 thousand and 62 thousand common shares at per share prices ranging from $44.44 to $76.63 and $56.94 to $76.63 were outstanding for the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. The dilutive effect of potential performance shares is excluded from diluted earnings per share for the three months ended March 31, 2021 because the effect is anti-dilutive due to the net loss available to common shareholders. Accordingly, none of the 102 thousand contingently issuable performance shares outstanding as of March 31, 2021 were included in the computation of diluted earnings per share. Performance and market conditions were not met for the performance shares granted during the three months ended March 31, 2020, therefore, none of the 56 thousand contingently issuable performance shares outstanding as of March 31, 2020 were included in the computation of diluted earnings per share.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At March 31, 2021, there were 395,990 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36
Granted	1,838	44.44	—	44.44	44.44
Forfeited/Expired	(4,278)	45.20	—	61.79	50.14
Outstanding at March 31, 2021	114,250	$44.44	—	$76.63	$56.40
The weighted average fair value of options granted was $20.34 and $3.73 during the three months ended March 31, 2021 and 2020, respectively. The intrinsic value of share options exercised was $22 thousand for the three months ended March 31, 2020. No options were exercised during the three months ended March 31, 2021.

The following table summarizes outstanding and exercisable options at March 31, 2021:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.44 - 49.99	26,360	3.1			24,522	1.2
50.00 - 59.99	31,008	3.3			30,050	3.2
60.00 - 69.99	52,726	5.3			50,559	4.3
70.00 - 76.63	4,156	6.8			3,186	6.5
	114,250	4.3	$56.40	$12	108,317	3.3	$56.18	$8

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	445,402	$68.47
Granted	246,562	44.44
Vested	(200,319)	67.93
Forfeited	—	—
Outstanding at March 31, 2021	491,645	$56.64	1.60
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $6.5 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unamortized share-based compensation expense related to nonvested shares was $17.7 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2020	56,338
Granted	102,438
Outstanding at March 31, 2021	158,776

The number of common shares issuable upon settlement of the performance shares granted during the three months ended March 31, 2021 and 2020, will be based upon the Company's achievement level relative to the following performance measures at December 31, 2022 and 2023: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.6 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022 and 2023. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the three months ended March 31, 2021: risk-free interest rate of 0.2%, volatility factors in the expected market price of the Company's common shares of 69% and an expected life of approximately three years.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2021, achievement of the performance condition was deemed probable for the performance shares granted during the three months ended March 31, 2021, with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million. Achievement of the performance condition for the performance shares granted during the three months ended March 31, 2020 was deemed not probable at March 31, 2021.

At March 31, 2021, unamortized share-based compensation expense related to nonvested performance shares was $9.7 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the three months ended March 31, 2021, the Company accrued dividend equivalents expected to be paid on earned awards of $9 thousand.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	74,767	$31.57
Granted	—	—
Vested	—	—
Outstanding at March 31, 2021	74,767	$31.57	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. At March 31, 2021, unamortized share-based compensation expense related to restricted share units was $0.4 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases. In addition to its lessor arrangements on its real estate investments, as of March 31, 2021 and December 31, 2020, the Company was lessee in 54 and 53 operating ground leases, respectively. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of March 31, 2021, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties are vacant. In the event the tenant fails to pay the ground lease rent or if the property is vacant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
	Classification	2021	2020

Operating leases (1)	Rental revenue	$97,672	$137,089
Sublease income - operating ground leases (2)	Rental revenue	$4,942	$(2,046)

Lease costs
Operating ground lease cost	Property operating expense	$5,413	$6,217
Operating office lease cost	General and administrative expense	$226	$226

(1) During the three months ended March 31, 2020, the Company wrote-off straight-line rent receivables totaling $4.5 million, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of (loss) income and comprehensive income.
(2) During the three months ended March 31, 2020, the Company wrote-off sub-lessor ground lease straight-line rent receivables totaling $8.0 million, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of (loss) income and comprehensive income.

14. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,138,226	$520,247	$549,629	$6,208,102

	As of December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,133,486	$529,755	$1,040,944	$6,704,185

Operating Data:
	Three Months Ended March 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$93,276	$9,338	$—	$102,614
Other income	329	—	349	678
Mortgage and other financing income	8,141	332	—	8,473
Total revenue	101,746	9,670	349	111,765

Property operating expense	14,992	82	239	15,313
Other expense	2,552	—	—	2,552
Total investment expenses	17,544	82	239	17,865
Net operating income - before unallocated items	84,202	9,588	110	93,900

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive Income:
General and administrative expense				(11,336)
Costs associated with loan refinancing or payoff				(241)
Interest expense, net				(39,194)
Transaction costs				(548)
Credit loss benefit				2,762
Depreciation and amortization				(40,326)
Equity in loss from joint ventures				(1,431)
Gain on sale of real estate				201
Income tax expense				(407)
Net income				3,380
Preferred dividend requirements				(6,034)
Net loss available to common shareholders of EPR Properties				$(2,654)

Operating Data:
	Three Months Ended March 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$118,660	$16,383	$—	$135,043
Other income	7,205	—	368	7,573
Mortgage and other financing income	8,044	352	—	8,396
Total revenue	133,909	16,735	368	151,012

Property operating expense	12,329	541	223	13,093
Other expense	9,534	—	—	9,534
Total investment expenses	21,863	541	223	22,627
Net operating income - before unallocated items	112,046	16,194	145	128,385

Reconciliation to Consolidated Statements of (Loss) Income and Comprehensive Income:
General and administrative expense				(10,988)
Interest expense, net				(34,753)
Transaction costs				(1,075)
Credit loss expense				(1,192)
Depreciation and amortization				(43,810)
Equity in loss from joint ventures				(420)
Gain on sale of real estate				220
Income tax benefit				751
Net income				37,118
Preferred dividend requirements				(6,034)
Net income available to common shareholders of EPR Properties				$31,084

15. Supplemental Guarantor Financial Information

As of March 31, 2021, the Company had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the Company's private placement notes), which were registered under the Securities Act of 1933, as amended (the Registered Notes). All of the Registered Notes were issued by the Company and are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries that guarantee the Company's indebtedness under its combined unsecured revolving credit facility and term loan facility and private placement notes (the Guarantor Subsidiaries). The Company owns, directly or indirectly, 100% of the Guarantor Subsidiaries. The guarantees are senior unsecured obligations of each Guarantor Subsidiary, have equal rank with all existing and future senior debt of each such Guarantor Subsidiary, and are senior to all subordinated debt of such Guarantor Subsidiary. The guarantees are effectively subordinated to any secured debt of each such Guarantor Subsidiary to the extent of the assets securing such debt. Each guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the Guarantor Subsidiaries' obligations under the guarantees. The guarantees are subject to customary release provisions, including a release upon a sale or other disposition of all the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary in accordance with the applicable indenture governing the Registered Notes or the release of a Guarantor Subsidiary's guarantee under the Company's combined unsecured revolving credit facility and term loan facility (or replacement thereof), private placement notes and the other then outstanding Registered Notes.

The following tables present summarized financial information for the Company and Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated and excludes investments in and equity earnings in the Company's subsidiaries that do not guarantee the Registered Notes (the Non-Guarantor Subsidiaries).

Summarized Financial Information:

Summarized Balance Sheet
(Dollars in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Real estate investments, net of accumulated depreciation of $1,016,392 and $979,269 at March 31, 2021 and December 31, 2020, respectively	$4,616,210	$4,666,835
Total assets	5,988,749	6,488,007
Total liabilities	3,538,342	4,038,101

Excluded from total assets in the table above is $173.7 million of intercompany notes receivable due to the Company and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020.

Summarized Statement of Income
Three Months Ended March 31, 2021
(Unaudited)
(Dollars in thousands)
Total revenue	$105,469
Net income	6,167
Net income available to common shareholders of EPR Properties	133

Excluded from total revenue in the table above is $0.8 million in intercompany fee income and $2.4 million in intercompany interest income due to the Company and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries for the three months ended March 31, 2021.

16. Other Commitments and Contingencies

As of March 31, 2021, the Company had 18 development projects with commitments to fund an aggregate of approximately $98.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2021, the Company had two mortgage notes and one note receivable with commitments totaling approximately $23.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2021, the Company had three surety bonds outstanding totaling $33.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

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

Prior to the COVID-19 pandemic, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. The current economic situation created by the pandemic has impeded our growth in the near term while our focus has been addressing challenges brought on by the pandemic, including monitoring customer status and working with customers to help ensure long-term stability as well as assisting them in reopening plans. See more discussion on the impact of the pandemic on our business below. We expect to return to growth as our customers' businesses continue to recover and, in turn, our cashflows stabilize. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

As of March 31, 2021, our total assets were approximately $6.2 billion (after accumulated depreciation of approximately $1.1 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.5 billion at March 31, 2021. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2021 and December 31, 2020. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2021, our Experiential investments comprised $5.9 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of March 31, 2021, our Experiential segment consisted of the following property types (owned or financed):
•177 theatre properties;
•55 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•13 ski properties;
•six experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of March 31, 2021, our owned Experiential real estate portfolio consisted of approximately 19.3 million square feet, which was 92.8% leased and included $94.8 million in property under development and $20.2 million in undeveloped land inventory.

As of March 31, 2021, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•9 private school properties.

As of March 31, 2021, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased and included $3.0 million in undeveloped land inventory.

The combined owned portfolio consisted of 20.7 million square feet and was 93.3% leased.

COVID-19 Update
We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The COVID-19 pandemic has severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as there are no comparable recent events that provide guidance as to how to measure or predict the effect the pandemic may have on our business.

Approximately 96% of the Company's non-theatre and 71% of the Company's theatre locations were open for business as of April 30, 2021. Certain theatre locations remain closed due to local restrictions or operator decision to close as a result of the impact of the COVID-19 pandemic, specifically the decision by many major studios to delay the release of blockbuster movies in hopes that larger audiences will be available as additional markets open. It is expected that by May 21, 2021 approximately 98% of our theatres will be open based on the reopening schedule recently announced by Regal Cinemas ("Regal"), with both New York and California now allowing theatres to reopen. The severity of the impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact, the development and distribution of vaccines and the efficacy of those vaccines, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the direct and indirect economic effects of the outbreak and containment measures, all of which are uncertain and cannot be predicted. During 2020 and the first quarter of 2021, the COVID-19 pandemic negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the three months ended March 31, 2021. The following were adverse impacts to our financial statements during the three months ended March 31, 2021:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal, a subsidiary of Cineworld Group.
•We reduced rental revenue by $4.2 million due to rent abatements.
•We have deferred approximately $57.0 million of amounts due from tenants and $2.1 million due from borrowers that were booked as receivables as of March 31, 2021. Additionally, we have amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrowers.

•We continue to be in the Covenant Relief Period under the agreement which governs our unsecured revolving credit facility and our unsecured term loan facility ("Consolidated Credit Agreement") and the agreement which governs our private placement notes ("Note Purchase Agreement"). During the Covenant Relief Period, our obligation to comply with certain covenants under these agreements has been waived in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. We pay higher interest costs during the Covenant Relief Period. The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also impose additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Quarterly Report on Form 10-Q, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of our Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at our election, subject to certain conditions), in the case of our Note Purchase Agreement governing our private placement notes. We have the right under certain circumstances to terminate the Covenant Relief Period earlier.
•In connection with the loan amendments discussed above, certain of our key subsidiaries guaranteed our obligations based on our unsecured debt ratings. If our unsecured debt rating is further downgraded by Moody's, we will be required to pledge the equity interests in certain subsidiary guarantors to secure our obligations under our unsecured credit facilities and private placement notes.

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

Collections of rent and interest were impacted during the quarter by the COVID-19 pandemic. For the three months ended March 31, 2021, tenants and borrowers paid approximately 72% contractual cash revenue (including approximately $1.5 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue). In addition, during the three months ended March 31, 2021, we collected $29.5 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. Contractual cash revenue is an operational measure and represents aggregate cash payments for which we are entitled under existing contracts, excluding the impact of any temporary abatements or deferrals, percentage rent (rents received over base amounts), non-cash revenue and revenue from taxable REIT subsidiaries ("TRSs"). While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the Financial Accounting Standards Board ("FASB") Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Operating Results
Our total revenue, net (loss) income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2021 and 2020 (in millions, except per share information):

	Three Months Ended March 31,
	2021	2020	Change
Total revenue	$111.8	$151.0	(26)%
Net (loss) income available to common shareholders per diluted share	$(0.04)	$0.40	(110)%
FFOAA per diluted share	$0.48	$0.97	(51)%

The major factors impacting our results for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 were as follows:
•The effects of the COVID-19 pandemic as described above;
•The effect of write-offs of straight-line receivables of approximately $12.5 million recognized during the three months ended March 31, 2020;
•The effect of property dispositions and mortgage note payoffs that occurred in 2021 and 2020;
•The increase in property operating expenses related to vacant properties;
•The decrease in other income and other expenses primarily due to the government-required closure of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York due to the COVID-19 pandemic in mid-March of 2020;
•The decrease in credit loss (benefit) expense; and
•The decrease in common shares outstanding.

For further detail on items impacting our operating results, see the section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the three months ended March 31, 2021, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the three months ended March 31, 2021 and 2020 totaled $52.1 million and $41.9 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2021
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$2,440	$2,382	$58	$—	$—	$—
Eat & Play	30,847	4,061	111	26,675	—	—
Attractions	14	—	14	—	—	—
Ski	1,013	—	—	—	1,013	—
Experiential Lodging	11,993	6,680	3,688	—	—	1,625
Cultural	4,383	—	4	—	4,379	—
Fitness & Wellness	1,423	—	—	—	1,423	—
Total Experiential	52,113	13,123	3,875	26,675	6,815	1,625

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$52,113	$13,123	$3,875	$26,675	$6,815	$1,625

Three Months Ended March 31, 2020
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$24,108	$650	$1,350	$22,108	$—	$—
Eat & Play	5,073	4,985	88	—	—	—
Attractions	959	—	959	—	—	—
Experiential Lodging	9,797	9,580	217	—	—	—
Cultural	6	—	6	—	—	—
Fitness & Wellness	1,999	—	—	—	1,999	—
Total Experiential	41,942	15,215	2,620	22,108	1,999	—

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$41,945	$15,215	$2,620	$22,108	$2,002	$—

The above amounts include $0.6 million and $0.3 million in capitalized interest and $25 thousand and $39 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2021 and 2020, respectively. Excluded from the table above is approximately $0.8 million and $0.9 million of maintenance capital expenditures and other spending for the three months ended March 31, 2021 and 2020, respectively.

We limited our investment spending during the three months ended March 31, 2021 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. We will continue to limit our investment spending during the Covenant Relief Period under the amendments to the agreements governing our bank credit facilities and private placement notes as discussed above.

Dispositions
During the three months ended March 31, 2021, we completed the sale of one theatre property and one outparcel for net proceeds totaling $13.7 million. In connection with these sales, we recognized a combined gain on sale of $0.2 million.

On March 22, 2021, we received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property. No prepayment fee was received in connection with this note payoff.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Minimum rent (1)	$94,190	$138,219	$(44,029)
Percentage rent	2,030	2,757	(727)
Straight-line rent (2)	1,289	(9,708)	10,997
Tenant reimbursements	4,822	3,698	1,124
Other rental revenue	283	77	206
Total Rental Revenue	$102,614	$135,043	$(32,429)

Other income (3)	678	7,573	(6,895)
Mortgage and other financing income	8,473	8,396	77
Total revenue	$111,765	$151,012	$(39,247)

(1) For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the decrease in minimum rent resulted primarily from the impact of the COVID-19 pandemic, with a decrease of $34.5 million on existing properties mostly due to restructured agreements, rent recognized on a cash basis, deferred rent not recognized because collection was determined not probable and rent abatements. In addition, there was a decrease in rental revenue of $5.1 million from property dispositions and $5.3 million due to vacant properties. This was partially offset by an increase in minimum rent of $0.9 million related to property acquisitions and developments completed in 2021 and 2020 as well as scheduled rent increases.

During the three months ended March 31, 2021, there were no significant lease renewals on existing properties.

(2) The increase in straight-line rent was primarily due to write-offs totaling $12.5 million recognized during the three months ended March 31, 2020, which was comprised of $4.5 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable due to the COVD-19 pandemic. This increase was partially offset by a reduction in straight-line rental revenue due to revenue from several tenants being recognized on a cash basis.

(3) The decrease in other income for the three months ended March 31, 2021 related primarily to a decrease in operating income as a result of the closure of the Kartrite Resort due to the COVID-19 pandemic.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Property operating expense (1)	$15,313	$13,093	$2,220
Other expense (2)	2,552	9,534	(6,982)
General and administrative expense	11,336	10,988	348
Costs associated with loan refinancing or payoff	241	—	241
Interest expense, net (3)	39,194	34,753	4,441
Transaction costs	548	1,075	(527)
Credit loss (benefit) expense (4)	(2,762)	1,192	(3,954)
Depreciation and amortization (5)	40,326	43,810	(3,484)
Equity in loss from joint ventures	(1,431)	(420)	(1,011)
Gain on sale of real estate	201	220	(19)
Income tax (expense) benefit	(407)	751	(1,158)
Preferred dividend requirements	(6,034)	(6,034)	—
(1) Our property operating expenses arise from the operations of our retail centers and other specialty properties as well as operating ground lease expense, vacancy expense and the gross up of tenant reimbursed expenses. The increase in property operating expenses resulted primarily from an increase in costs due to higher vacancies.
(2) The decrease in other expenses for the three months ended March 31, 2021 related primarily to a decrease in operating expenses as a result of the closure of the Kartrite Resort due to the COVID-19 pandemic.
(3) The increase in interest expense, net for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, resulted primarily from an increase in the weighted average amount outstanding on the revolving credit facility borrowed for precautionary reasons, as well as an increase in the weighted average interest rate on outstanding debt and a decrease in interest income from short-term investments related to cash on hand. This was partially offset by an increase in interest cost capitalized on development projects.

(4) The change in the credit loss benefit (expense) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic.

(5) The decrease in depreciation and amortization expense resulted primarily from property dispositions that occurred during 2020 and 2021 as well as property impairments that occurred during 2020. This decrease was partially offset by acquisitions and developments completed in 2020 and 2021.

Liquidity and Capital Resources

Cash and cash equivalents were $538.1 million at March 31, 2021. In addition, we had restricted cash of $5.9 million at March 31, 2021. Of the restricted cash at March 31, 2021, $4.9 million related to cash held for our tenants' off-season rent reserves and $1.0 million related primarily to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
At March 31, 2021, we had total debt outstanding of $3.2 billion of which 99% was unsecured.

At March 31, 2021, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

In light of the continuing financial and operational impacts of the COVID-19 pandemic on us, our tenants and borrowers, during the year ended December 31, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement through December 31, 2021. We can elect to terminate the Covenant Relief Period early, subject to certain conditions. The interest rates on the revolving credit facility and term loan facility both during and after the Covenant Relief Period continue to be dependent on our unsecured debt ratings.

During the year ended December 31, 2020, we further amended our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement through October 1, 2021. We can elect to extend such period through January 1, 2022 and may elect to terminate the Covenant Relief Period early, subject to certain conditions.

At March 31, 2021, we had $90.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility with interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.125%, with a facility fee of 0.375%. After the Covenant Relief Period and based on our current unsecured debt ratings, the interest rate is scheduled to return to LIBOR plus 1.20% (with a LIBOR floor of zero) and the facility fee will be 0.25%. On April 9, 2021, due to stronger collections, disposition proceeds and significant liquidity, we used $90.0 million of our cash on hand to pay off the remaining borrowings under our unsecured revolving credit facility.

At March 31, 2021, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.50%. After the Covenant Relief Period and based on our current unsecured debt ratings, the interest rate is scheduled to return to LIBOR plus 1.35% (with a LIBOR floor of zero). As of March 31, 2021, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022. During the Covenant Relief Period and based on our current unsecured debt ratings, the interest rate swaps are fixed at 4.40% for $350.0 million of borrowings and 4.60% for the remaining $50.0 million of borrowings, and after the Covenant Relief Period will be 3.40% for $350.0 million of borrowings and 3.60% for the remaining $50.0 million of borrowings, however these rates are subject to change based on the Company’s unsecured debt ratings.

At March 31, 2021, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. As noted above, during the year ended December 31, 2020, we amended the Note Purchase Agreement which governs our private placement notes to modify certain provisions and obtain covenant waivers. At March 31, 2021, the interest rates for the private placement notes were 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively. After the Covenant Relief Period, the interest rates for the private placement notes are scheduled to return to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively. During the three months ended March 31, 2021, we used a portion of our cash proceeds from property sales to reduce the principal of our private placement notes by $23.8 million in accordance with the above amendments to the Note Purchase Agreement.

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

Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at March 31, 2021.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$78,306	$89,044
Net cash used by investing activities	(29,894)	(39,759)
Net cash (used) provided by financing activities	(532,435)	649,237

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
Commitments
As of March 31, 2021, we had 18 development projects with commitments to fund an aggregate of approximately $98.9 million, of which approximately $31.7 million is expected to be funded in 2021. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2021, we had two mortgage notes and one note receivable with commitments totaling approximately $23.9 million of which approximately $19.5 million is expected to be funded in 2021. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2021, we had three surety bonds outstanding totaling $33.2 million.

Liquidity Analysis
As noted above, we had $90.0 million outstanding under our unsecured revolving credit facility at March 31, 2021. On April 9, 2021, due to stronger collections, disposition proceeds and significant liquidity, we used $90.0 million of our cash on hand to pay off our remaining borrowings under our unsecured revolving credit facility. We believe our unrestricted cash position and borrowing capacity on our unsecured revolving credit facility will provide us with sufficient liquidity and aid us in this time of market disruption.

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

Our investment spending and uses of cash during the Covenant Relief Period will be subject to limitations under the amendments to the agreements governing our Consolidated Credit Agreement and Note Purchase Agreement as discussed above. In addition, in certain circumstances, we will be required to apply 100% of the proceeds, net of certain costs, received during the Covenant Relief Period from certain sales and dispositions, debt issuances or equity issuances, in each case, subject to certain exceptions, to repay amounts outstanding under our Consolidated Credit Agreement (as applicable) and Note Purchase Agreement.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios.

Our net debt to adjusted EBITDAre ratio was not meaningful at March 31, 2021 given the temporary disruption caused by the COVID-19 pandemic and the associated accounting for tenant rent deferrals and other lease modifications. Our net debt to gross assets ratio was 39% as of March 31, 2021 (see "Non-GAAP financial measures" for calculation).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, transaction costs, severance expense, preferred share redemption costs, impairment of operating lease right-of-use assets and credit loss (benefit) expense and subtracting gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

FFO, FFOAA and AFFO are widely used measures of the operating performance of real estate companies and are provided here as supplemental measures to GAAP net (loss) income available to common shareholders and earnings per share, and management provides FFO, FFOAA and AFFO herein because it believes this information is useful to investors in this regard. FFO, FFOAA and AFFO are non-GAAP financial measures. FFO, FFOAA and AFFO do not represent cash flows from operations as defined by GAAP and are not indicative that cash flows are adequate to fund all cash needs and are not to be considered alternatives to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO, FFOAA and AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2021 and 2020 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2021	2020
FFO:
Net (loss) income available to common shareholders of EPR Properties	$(2,654)	$31,084
Gain on sale of real estate	(201)	(220)
Real estate depreciation and amortization	40,109	43,525
Allocated share of joint venture depreciation	354	383
FFO available to common shareholders of EPR Properties	$37,608	$74,772

FFO available to common shareholders of EPR Properties	$37,608	$74,772
Add: Preferred dividends for Series C preferred shares	—	1,939
Add: Preferred dividends for Series E preferred shares	—	1,939
Diluted FFO available to common shareholders of EPR Properties	$37,608	$78,650

FFOAA:
FFO available to common shareholders of EPR Properties	$37,608	$74,772
Costs associated with loan refinancing or payoff	241	—
Transaction costs	548	1,075
Credit loss (benefit) expense	(2,762)	1,192
Gain on insurance recovery (included in other income)	(30)	—
Deferred income tax benefit	—	(1,113)
FFOAA available to common shareholders of EPR Properties	$35,605	$75,926

FFOAA available to common shareholders of EPR Properties	$35,605	$75,926
Add: Preferred dividends for Series C preferred shares	—	1,939
Add: Preferred dividends for Series E preferred shares	—	1,939
Diluted FFOAA available to common shareholders of EPR Properties	$35,605	$79,804

AFFO:
FFOAA available to common shareholders of EPR Properties	$35,605	$75,926
Non-real estate depreciation and amortization	217	285
Deferred financing fees amortization	1,547	1,634
Share-based compensation expense to management and trustees	3,784	3,509
Amortization of above and below market leases, net and tenant allowances	(96)	(152)
Maintenance capital expenditures (1)	(756)	(928)
Straight-lined rental revenue	(1,288)	9,708
Straight-lined ground sublease expense	84	176
Non-cash portion of mortgage and other financing income	(171)	(91)
AFFO available to common shareholders of EPR Properties	$38,926	$90,067

	Three Months Ended March 31,
	2021	2020
FFO per common share:
Basic	$0.50	$0.95
Diluted	0.50	0.95
FFOAA per common share:
Basic	$0.48	$0.97
Diluted	0.48	0.97
Shares used for computation (in thousands):
Basic	74,627	78,467
Diluted	74,669	78,476

Weighted average shares outstanding-diluted EPS	74,669	78,476
Effect of dilutive Series C preferred shares	—	2,232
Effect of dilutive Series E preferred shares	—	1,664
Adjusted weighted average shares outstanding-diluted Series C and Series E	74,669	82,372

Other financial information:
Dividends per common share	$—	$1.1325

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for the three months ended March 31, 2020. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for this period.

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

Adjusted EBITDAre
Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding gain on insurance recovery, severance expense, credit loss (benefit) expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees. For the three months ended March 31, 2020, Adjusted EBITDAre was further adjusted to reflect the write-offs of straight-line rent receivables against rental revenue of $12.5 million related to the COVID-19 disruption.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets, EBITDAre and Adjusted EBITDAre (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	March 31,
	2021	2020
Net Debt:
Debt	$3,171,193	$3,854,062
Deferred financing costs, net	35,036	35,933
Cash and cash equivalents	(538,077)	(1,225,122)
Net Debt	$2,668,152	$2,664,873
Gross Assets:
Total Assets	$6,208,102	$7,255,340
Accumulated depreciation	1,101,727	1,023,993
Cash and cash equivalents	(538,077)	(1,225,122)
Gross Assets	$6,771,752	$7,054,211

Net Debt to Gross Assets	39%	38%

	Three Months Ended March 31,
	2021	2020
EBITDAre and Adjusted EBITDAre:
Net income	$3,380	$37,118
Interest expense, net	39,194	34,753
Income tax expense (benefit)	407	(751)
Depreciation and amortization	40,326	43,810
Gain on sale of real estate	(201)	(220)
Costs associated with loan refinancing or payoff	241	—
Allocated share of joint venture depreciation	354	383
Allocated share of joint venture interest expense	789	735
EBITDAre	$84,490	$115,828

Gain on insurance recovery (1)	(30)	—
Transaction costs	548	1,075
Credit loss (benefit) expense	(2,762)	1,192
Straight-line receivable write-offs from prior periods (2)	—	12,532
Adjusted EBITDAre	$82,246	$130,627

(1) Included in "Other income" in the consolidated statements of (loss) income and comprehensive income for the quarter. Other income includes the following:
	Three Months Ended March 31,
	2021	2020
Income from settlement of foreign currency swap contracts	$52	$368
Gain on insurance recovery	30	—
Operating income from operated properties	295	7,201
Miscellaneous income	301	4
Other income	$678	$7,573

(2) Included in "Rental revenue" in the accompanying consolidated statements of (loss) income and comprehensive income. Rental revenue includes the following:
	Three Months Ended March 31,
	2021	2020
Minimum rent	$94,190	$138,219
Tenant reimbursements	4,822	3,698
Percentage rent	2,030	2,757
Straight-line rental revenue	1,289	2,824
Straight-line receivable write-offs from prior periods	—	(12,532)
Other rental revenue	283	77
Rental revenue	$102,614	$135,043

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

	March 31, 2021	December 31, 2020
Total Investments:
Real estate investments, net of accumulated depreciation	$4,801,106	$4,851,302
Add back accumulated depreciation on real estate investments	1,101,727	1,062,087
Land held for development	23,225	23,225
Property under development	94,822	57,630
Mortgage notes and related accrued interest receivable	364,969	365,628
Investment in joint ventures	28,313	28,208
Intangible assets, gross (1)	57,962	57,962
Notes receivable and related accrued interest receivable, net (1)	7,284	7,300
Total investments	$6,479,408	$6,453,342

Total investments	$6,479,408	$6,453,342
Operating lease right-of-use assets	179,113	163,766
Cash and cash equivalents	538,077	1,025,577
Restricted cash	5,928	2,433
Accounts receivable	97,517	116,193
Less: accumulated depreciation on real estate investments	(1,101,727)	(1,062,087)
Less: accumulated amortization on intangible assets (1)	(17,379)	(16,330)
Prepaid expenses and other current assets (1)	27,165	21,291
Total assets	$6,208,102	$6,704,185

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2021	December 31, 2020
Intangible assets, gross	$57,962	$57,962
Less: accumulated amortization on intangible assets	(17,379)	(16,330)
Notes receivable and related accrued interest receivable, net	7,284	7,300
Prepaid expenses and other current assets	27,165	21,291
Total other assets	$75,032	$70,223

Impact of Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2021, we had a $1.0 billion unsecured revolving credit facility with $90.0 million outstanding. Subsequent to March 31, 2021, we paid-off the remaining borrowings under our unsecured revolving credit facility. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.

As of March 31, 2021, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At March 31, 2021, the joint venture had a secured mortgage loan with an outstanding balance of $85.0 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

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

In order to also hedge our net investment on the four Canadian properties, we entered into three USD-CAD cross-currency swaps that were effective July 1, 2020 with a total fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of these swaps is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.
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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2021 common shares	84,436	(1)	$32.50	—	$—
February 1 through February 28, 2021 common shares	—		—	—	—
March 1 through March 31, 2021 common shares	—		—	—	—

Total	84,436		$32.50	—	$—

(1) The repurchase of equity securities during January 2021 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

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
Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2021.

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

EPR Properties

Dated:	May 6, 2021	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2021	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)