Form 10-Q
period 2021-06-30
EPR PROPERTIES
filed 2021-07-28
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

At July 27, 2021, there were 74,803,698 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of the COVID-19 pandemic, our capital resources and liquidity, our expected dividend payments, our expected cash flows and liquidity, the performance of our customers, our expected cash collections, expected use of proceeds from dispositions and our results of operations and financial condition. The estimates presented herein are based on the Company's current expectations and, given the current economic uncertainty, there can be no assurances that the Company will be able to continue to comply with applicable covenants under its debt agreements, which could materially impact actual performance. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.

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
i

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,130,409 and $1,062,087 at June 30, 2021 and December 31, 2020, respectively	$4,834,652	$4,851,302
Land held for development	23,225	23,225
Property under development	35,082	57,630
Operating lease right-of-use assets	179,354	163,766
Mortgage notes and related accrued interest receivable	366,064	365,628
Investment in joint ventures	27,476	28,208
Cash and cash equivalents	509,836	1,025,577
Restricted cash	3,570	2,433
Accounts receivable	91,319	116,193
Other assets	71,634	70,223
Total assets	$6,142,212	$6,704,185
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$103,778	$105,379
Operating lease liabilities	217,575	202,223
Common dividends payable	54	36
Preferred dividends payable	6,033	6,034
Unearned rents and interest	79,992	65,485
Debt	3,081,485	3,694,443
Total liabilities	3,488,917	4,073,600
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,216,474 and 81,917,876 shares issued at June 30, 2021 and December 31, 2020, respectively	822	819
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,393,250 and 5,394,050 Series C convertible shares issued at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $134,831,250	54	54
3,447,381 Series E convertible shares issued at June 30, 2021 and December 31, 2020; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at June 30, 2021 and December 31, 2020; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,868,865	3,857,632
Treasury shares at cost: 7,413,471 and 7,315,087 common shares at June 30, 2021 and December 31, 2020, respectively	(264,660)	(261,238)
Accumulated other comprehensive income	5,265	216
Distributions in excess of net income	(957,145)	(966,992)
Total equity	$2,653,295	$2,630,585
Total liabilities and equity	$6,142,212	$6,704,185
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenue	$115,883	$97,531	$218,497	$232,574
Other income	1,033	416	1,711	7,989
Mortgage and other financing income	8,446	8,413	16,919	16,809
Total revenue	125,362	106,360	237,127	257,372
Property operating expense	14,678	15,329	29,991	28,422
Other expense	3,025	2,798	5,577	12,332
General and administrative expense	11,376	10,432	22,712	21,420
Costs associated with loan refinancing or payoff	—	820	241	820
Interest expense, net	38,312	38,340	77,506	73,093
Transaction costs	662	771	1,210	1,846
Credit loss (benefit) expense	(2,819)	3,484	(5,581)	4,676
Impairment charges	—	51,264	—	51,264
Depreciation and amortization	40,538	42,450	80,864	86,260
Income (loss) before equity in loss from joint ventures and other items	19,590	(59,328)	24,607	(22,761)
Equity in loss from joint ventures	(1,151)	(1,724)	(2,582)	(2,144)
Impairment charges on joint ventures	—	(3,247)	—	(3,247)
Gain on sale of real estate	511	22	712	242
Income (loss) before income taxes	18,950	(64,277)	22,737	(27,910)
Income tax (expense) benefit	(398)	1,312	(805)	2,063
Net income (loss)	18,552	(62,965)	21,932	(25,847)
Preferred dividend requirements	(6,033)	(6,034)	(12,067)	(12,068)
Net income (loss) available to common shareholders of EPR Properties	$12,519	$(68,999)	$9,865	$(37,915)
Net income (loss) available to common shareholders of EPR Properties per share:
Basic	$0.17	$(0.90)	$0.13	$(0.49)

Diluted	$0.17	$(0.90)	$0.13	$(0.49)
Shares used for computation (in thousands):
Basic	74,781	76,310	74,704	77,388
Diluted	74,870	76,310	74,772	77,388

Other comprehensive income (loss):
Net income (loss)	$18,552	$(62,965)	$21,932	$(25,847)
Foreign currency translation adjustment	2,674	7,284	4,974	(9,211)
Change in net unrealized (loss) gain on derivatives	(387)	(6,326)	75	(2,395)
Comprehensive income (loss) attributable to EPR Properties	$20,839	$(62,007)	$26,981	$(37,453)
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Issuance of nonvested shares and performance shares, net of cancellations	211,549	2	—	—	6,221	(90)	—	—	6,133
Purchase of common shares for vesting	—	—	—	—	—	(6,769)	—	—	(6,769)
Share-based compensation expense	—	—	—	—	3,509	—	—	—	3,509
Foreign currency translation adjustment	—	—	—	—	—	—	(16,495)	—	(16,495)
Change in unrealized gain on derivatives	—	—	—	—	—	—	3,931	—	3,931
Net income	—	—	—	—	—	—	—	37,118	37,118
Issuances of common shares	10,368	—	—	—	442	—	—	—	442
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividends to common shareholders ($1.1325 per share)	—	—	—	—	—	—	—	(88,996)	(88,996)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2020	81,811,816	$818	14,841,431	$148	$3,845,093	$(154,357)	$(5,289)	$(749,932)	$2,936,481

Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,463	—	—	—	3,463
Foreign currency translation adjustment	—	—	—	—	—	—	7,284	—	7,284
Change in unrealized loss on derivatives	—	—	—	—	—	—	(6,326)	—	(6,326)
Net loss	—	—	—	—	—	—	—	(62,965)	(62,965)
Issuances of common shares	17,203	—	—	—	428	—	—	—	428
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(19)	(19)
Dividends to common shareholders ($0.3825 per share)	—	—	—	—	—	—	—	(30,062)	(30,062)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2020	81,903,786	$819	14,841,431	$148	$3,848,984	$(260,351)	$(4,331)	$(849,012)	$2,736,257

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
Continued from previous page.	Shares	Par	Shares	Par

Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	2,899	—	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,744)	—	—	(2,744)
Share-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Foreign currency translation adjustment	—	—	—	—	—	—	2,300	—	2,300
Change in unrealized gain on derivatives	—	—	—	—	—	—	462	—	462
Net income	—	—	—	—	—	—	—	3,380	3,380
Issuances of common shares	2,509	—	—	—	107	—	—	—	107
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(8)	(8)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2021	82,166,947	$821	14,841,431	$148	$3,864,422	$(263,982)	$2,978	$(969,654)	$2,634,733

Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Cancellations of nonvested shares	—	—	—	—	484	(484)	—	—	—
Share-based compensation expense	—	—	—	—	3,675	—	—	—	3,675
Foreign currency translation adjustment	—	—	—	—	—	—	2,674	—	2,674
Change in unrealized loss on derivatives	—	—	—	—	—	—	(387)	—	(387)
Net income	—	—	—	—	—	—	—	18,552	18,552
Issuances of common shares	1,826	—	—	—	90	—	—	—	90
Conversion of Series C Convertible Preferred shares to common shares	330	—	(800)	—	—	—	—	—	—
Stock option exercises, net	4,065	—	—	—	194	(194)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(10)	(10)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2021	82,216,474	$822	14,840,631	$148	$3,868,865	$(264,660)	$5,265	$(957,145)	$2,653,295
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$21,932	$(25,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	—	51,264
Impairment charges on joint ventures	—	3,247
Gain on sale of real estate	(712)	(242)
Gain on insurance recovery	(30)	—
Deferred income tax benefit	—	(2,789)
Costs associated with loan refinancing or payoff	241	820
Equity in loss from joint ventures	2,582	2,144
Distributions from joint ventures	90	—
Credit loss (benefit) expense	(5,581)	4,676
Depreciation and amortization	80,864	86,260
Amortization of deferred financing costs	3,121	3,285
Amortization of above/below market leases and tenant allowances, net	(195)	(260)
Share-based compensation expense to management and Trustees	7,459	6,972
Change in assets and liabilities:
Operating lease assets and liabilities	(233)	560
Mortgage notes accrued interest receivable	(143)	(3,125)
Accounts receivable	24,952	(48,014)
Other assets	(6,320)	(5,273)
Accounts payable and accrued liabilities	(1,719)	(20,072)
Unearned rents and interest	14,492	3,807
Net cash provided by operating activities	140,800	57,413
Investing activities:
Acquisition of and investments in real estate and other assets	(29,702)	(28,585)
Proceeds from sale of real estate	28,635	3,839
Investment in unconsolidated joint ventures	(1,940)	—
Investment in mortgage notes receivable	(4,588)	(3,667)
Proceeds from mortgage notes receivable paydowns	7,982	94
Investment in promissory notes receivable	(4,379)	—
Proceeds from promissory note receivable paydowns	1,708	69
Proceeds from insurance recovery	30	—
Additions to properties under development	(24,512)	(24,728)
Net cash used by investing activities	(26,766)	(52,978)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	—	750,000
Principal payments on debt	(613,765)	—
Deferred financing fees paid	(251)	(2,859)
Costs associated with loan refinancing or payoff (cash portion)	—	(820)
Net proceeds from issuance of common shares	198	713
Purchase of common shares for treasury for vesting	(2,744)	(6,769)
Purchase of common shares under share repurchase program	—	(105,994)
Dividends paid to shareholders	(12,068)	(160,392)
Net cash (used) provided by financing activities	(628,630)	473,879
Effect of exchange rate changes on cash	(8)	(158)
Net change in cash and cash equivalents and restricted cash	(514,604)	478,156
Cash and cash equivalents and restricted cash at beginning of the period	1,028,010	531,440
Cash and cash equivalents and restricted cash at end of the period	$513,406	$1,009,596
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Six Months Ended June 30,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$1,025,577	$528,763
Restricted cash at beginning of the period	2,433	2,677
Cash and cash equivalents and restricted cash at beginning of the period	$1,028,010	$531,440

Cash and cash equivalents at end of the period	$509,836	$1,006,981
Restricted cash at end of the period	3,570	2,615
Cash and cash equivalents and restricted cash at end of the period	$513,406	$1,009,596

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$70,784	$20,089
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,921	$19,956
Credit loss expense related to adoption of ASC Topic 326	$—	$2,163
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$22,126	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$77,012	$72,096
Cash paid during the period for income taxes	$921	$497
Interest cost capitalized	$1,109	$504
Change in accrued capital expenditures	$8,017	$(9,576)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Amounts as of December 31, 2020 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 25, 2021.

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

The Company’s variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of June 30, 2021 and December 31, 2020, the Company does not have any investments in consolidated VIEs.

Risks and Uncertainties
The Company continues to be subject to risks and uncertainties resulting from the COVID-19 pandemic. The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. Although many of these health and safety measures have been lifted, the extent of the impact of the COVID-19 pandemic on the Company's business still remains highly uncertain and difficult to predict.

As of June 30, 2021, approximately 99% of the Company's theatre locations and 98% of the Company's non-theatre locations were open for business, excluding normal seasonal closings. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company's tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and the six months ended June 30, 2021, the COVID-19 pandemic negatively affected the Company's business, and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the continuing impact of the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the six months ended June 30, 2021. The following were impacts to the Company's financial statements and business during the six months ended June 30, 2021 arising out of or relating to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal, a subsidiary of Cineworld Group.
•The Company reduced rental revenue by $7.2 million due to rent abatements.
•The Company has deferred approximately $50.0 million of amounts due from tenants and $1.9 million due from borrowers that were booked as receivables as of June 30, 2021. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. During the six months ended June 30, 2021, the Company collected $2.4 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, the Company collected $45.9 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by tenant or borrowers.
•As of June 30, 2021, the Company continued to be in the Covenant Relief Period under the agreement that governs its unsecured revolving credit facility and its unsecured term loan facility (Consolidated Credit Agreement) and the agreement that governs its private placement notes (Note Purchase Agreement). During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company paid higher interest costs during the Covenant Relief Period. The Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Quarterly Report on Form 10-Q, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of the Company's Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at the Company's election, subject to certain conditions), in the case of the Company's Note Purchase Agreement governing its private placement notes. The Company had the right under certain circumstances to terminate the Covenant Relief Period earlier, which it exercised subsequent to June 30, 2021 as discussed below.
•In connection with amending the Company's Consolidated Credit Agreement and Note Purchase Agreement to provide for the Covenant Relief Period discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. If the

Company's unsecured debt rating had been further downgraded by Moody's during the Covenant Relief Period, the Company would have been required to pledge the equity interests in certain subsidiary guarantors to secure its obligations under its unsecured credit facilities and private placement notes. Effective July 13, 2021, upon termination of the Covenant Relief Period as discussed below, the Company was released from this obligation to pledge such equity interests.
•Due to improved financial performance during the three months ended June 30, 2021, on July 12, 2021, the Company provided notice of its election to terminate the Covenant Relief Period early and submitted compliance certificates for the quarter ended June 30, 2021 for its Consolidated Credit Agreement and Note Purchase Agreement. The certificates provided that the Company was in compliance with all of its financial and other covenants, and would have been even if the Covenant Relief Period had not been in effect during the quarter ended June 30, 2021. The Company’s election to terminate the Covenant Relief Period early means that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements, in each case based on the Company's unsecured debt ratings. By terminating the Covenant Relief Period, the Company was also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends. See Note 7 for additional information on interest rates during and after the Covenant Relief Period.

The monthly cash dividends to common shareholders were temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, the Company declared a monthly cash dividend of $0.25 per common share payable on August 16, 2021 to shareholders of record on July 30, 2021.

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

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Acquisition-related costs in connection with business combinations are expensed as incurred and included in "Transaction costs" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $34.7 million and $35.6 million as of June 30, 2021 and December 31, 2020, respectively, are shown as a reduction of debt. The deferred financing costs of $2.7 million and $4.8 million as of June 30, 2021 and December 31, 2020, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases that are classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the six months ended June 30, 2021, the Company recognized $2.7 million of straight-line rental revenue. For the six months ended June 30, 2020, the Company recognized straight-line write-offs totaling $13.0 million, which were comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $7.5 million for the six months ended June 30, 2020. There were no straight-line write-offs for the six months ended June 30, 2021.

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

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the six months ended June 30, 2021 and 2020, the Company recognized $1.9 million and $0.9 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the six months ended June 30, 2021 and 2020, the non-lease components included in rental revenue totaled $7.9 million and $7.0 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $4.0 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2021 based on a percentage of gross revenue. This variable rent totaled $1.1 million for the six months ended June 30, 2021.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. As of June 30, 2021, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of June 30, 2021, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the six months ended June 30, 2021 and 2020.

Concentrations of Risk
AMC, Topgolf USA (Topgolf) and Regal represented a significant portion of the Company's total revenue for the six months ended June 30, 2021 and 2020. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments have been reduced due to the impact of the COVID-19 pandemic. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC, Topgolf and Regal (dollars in thousands):

	Six Months Ended June 30,
	2021		2020
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$47,625	20.1%	$22,144	8.6%
Topgolf	41,896	17.7%	40,129	15.6%
Regal	11,762	5.0%	39,099	15.2%

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of share option expense and amortization of non-vested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $9 thousand and $6 thousand for the six months ended June 30, 2021 and 2020, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $4.4 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $1.9 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $1.2 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority ("FCA") announced that the USD LIBOR will no longer be published after June 30, 2023. At June 30, 2021, the Company had 11 agreements (including debt, derivative, mortgage note and lease agreements) that are indexed to LIBOR, of which five mature prior to June 30, 2023. The Company is monitoring and evaluating the related risks with transitioning these contracts to a replacement index.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Buildings and improvements	$4,574,556	$4,526,342
Furniture, fixtures & equipment	119,567	118,334
Land	1,244,221	1,242,663
Leasehold interests	26,717	26,050
	5,965,061	5,913,389
Accumulated depreciation	(1,130,409)	(1,062,087)
Total	$4,834,652	$4,851,302
Depreciation expense on real estate investments was $78.0 million and $81.6 million for the six months ended June 30, 2021 and 2020, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2021 totaled $68.6 million, and included the acquisition of one eat and play property for approximately $26.7 million as well as spending on build-to-suit development and redevelopment projects.

During the six months ended June 30, 2021, the Company completed the sale of two theatre properties and one outparcel for net proceeds totaling $28.6 million and recognized a combined gain on sale of $0.7 million.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of June 30, 2021, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

Investment in mortgage notes, including related accrued interest receivable, at June 30, 2021 and December 31, 2020 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		June 30, 2021	December 31, 2020	June 30, 2021
Private school property Mableton, Georgia (1)	2017	9.02%	Prepaid in full	$—	$—	$5,278	$—
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	28,349	27,699	27,045	—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	11,272	11,225	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	9,090	9,387	9,355	—
Ski property Girdwood, Alaska	2019	8.23%	12/31/2029	41,852	42,018	40,680	15,148
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	10,210	10,462	8,630	708
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	71,223	70,181	67,235	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	11,039	11,235	11,929	—
Ski property West Dover and Wilmington, Vermont	2007	11.96%	12/1/2034	51,050	51,044	51,031	—
Four ski properties Ohio and Pennsylvania	2007	10.91%	12/1/2034	37,562	37,491	37,413	—
Ski property Chesterland, Ohio	2012	11.38%	12/1/2034	4,550	4,500	4,396	—
Ski property Hunter, New York	2016	8.72%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,781	18,289	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,335	18,830	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,538	10,408	—
Early childhood education center Lake Mary, Florida	2019	7.98%	5/9/2039	4,200	4,326	4,348	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	14,799	14,799	—
Early childhood education center Lithia, Florida	2017	8.42%	10/31/2039	3,959	3,996	3,737	—
				$365,554	$366,064	$365,628	$15,856

(1) On March 22, 2021, the Company received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property in Mableton, Georgia. No prepayment fee was received in connection with this note payoff.

Investment in notes receivable, including related accrued interest receivable, was $7.3 million at both June 30, 2021 and December 31, 2020, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor has the borrower declared bankruptcy, the Company determined these modifications resulted in a troubled debt restructuring. At June 30, 2021, these note receivables are considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The notes are secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of June 30, 2021 and the notes remain fully reserved with an allowance for credit loss totaling $24.0 million, which consists of the outstanding principal balance of $15.5 million and the $8.5 million unfunded commitment on the term loan and line of credit as of June 30, 2021. Income for this borrower is recognized on a cash basis.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the six months ended June 30, 2021 (in thousands):

	Mortgage notes receivable	Unfunded commitments	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2020	$7,000	$138	$12,854	$12,866	$32,858
Credit loss (benefit) expense	(3,886)	(48)	2,732	(4,379)	(5,581)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at June 30, 2021	$3,114	$90	$15,586	$8,487	$27,277

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Receivable from tenants	$53,984	$81,120
Receivable from non-tenants	510	505
Straight-line rent receivable	36,825	34,568
Total	$91,319	$116,193

As of June 30, 2021, receivable from tenants includes rent payments of approximately $50.0 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. During the six months ended June 30, 2021, the Company collected $2.4 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, during the six months ended June 30, 2021, the Company collected $45.9 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for these deferments vary by tenant.

7. Capital Markets and Dividends

During the three and six months ended June 30, 2021, the Board declared cash dividends of $0.359375 and $0.71875 per share, respectively, on both its 5.75% Series C cumulative convertible preferred shares and its 5.75% Series G cumulative redeemable preferred shares and $0.5625 and $1.125 per share, respectively, on its 9.00% Series E cumulative convertible preferred shares.

The monthly cash dividend to common shareholders was temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, the Company declared a monthly cash dividend of $0.25 per common share payable on August 16, 2021 to shareholders of record on July 30, 2021.

During the year ended December 31, 2020, the Company amended the Consolidated Credit Agreement and the Note Purchase Agreement to modify certain provisions and waive its obligations to comply with certain covenants under these agreements. During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company paid higher interest costs during the Covenant Relief Period and the interest rates on the revolving credit facility and term loan facilities both during and after the Covenant Relief Period are dependent on the Company's unsecured debt ratings. At June 30, 2021, the revolving credit facility had interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.125% with a facility fee of 0.375% and the unsecured term loan facility had interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.50%. Additionally at June 30, 2021, the interest rates for the private placement notes were 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The Company had the right under certain circumstances to terminate the Covenant Relief Period earlier, which it exercised subsequent to June 30, 2021 as discussed below. Effective July 13, 2021, upon termination of the Covenant Relief Period as discussed below, the Company was released from these restrictions. In connection with the loan amendments discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. If the Company's unsecured debt rating had been further downgraded by Moody's during the Covenant Relief Period, the Company would have been required to pledge the equity interests in certain subsidiary guarantors to secure its obligations under its unsecured credit facilities and private placement notes. Effective July 13, 2021, upon termination of the Covenant Relief Period as discussed below, the Company was released from this obligation to pledge such equity interests.

On July 12, 2021, the Company provided notice of its election to terminate the Covenant Relief Period early and submitted compliance certificates for the quarter ended June 30, 2021 for its Consolidated Credit Agreement and Note Purchase Agreement. The certificates provided that the Company was in compliance with all of its financial and other covenants, and would have been if the Covenant Relief Period had not been in effect during the quarter ended June 30, 2021. As a result of this election, effective July 13, 2021, the interest rates for the revolving credit and term loan facilities, based on the Company's unsecured debt ratings, returned to LIBOR plus 1.20% and LIBOR plus 1.35%, respectively, (both with a LIBOR floor of zero) and the facility fee on the revolving credit facility was reduced to 0.25%. Additionally, the interest rates for the private placement notes returned to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively.

During the six months ended June 30, 2021, the Company paid off the balance of $590.0 million on its unsecured revolving credit facility. In addition, the Company paid down principal of approximately $23.8 million on its private placement notes resulting from the sale of assets in accordance with the amendments.

8. Unconsolidated Real Estate Joint Ventures

As of June 30, 2021 and December 31, 2020, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of June 30, 2021 and December 31, 2020, the Company had equity investments of $26.8 million and $27.4 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $85.0 million at June 30, 2021, that is due April 1, 2022. The note can be extended for two additional one-year periods upon the satisfaction of certain conditions. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $34.8 million, with $10.3 million remaining to fund at June 30, 2021. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized losses of $2.6 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively, and received no distributions during the six months ended June 30, 2021 and 2020 related to the equity investments in these joint ventures.

As of June 30, 2021 and December 31, 2020, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at June 30, 2021, is its investment in the joint ventures of $26.8 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $10.3 million.

In addition, as of June 30, 2021 and December 31, 2020, the Company had equity investments of $0.7 million and $0.8 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. During the six months ended June 30, 2020, the Company recognized $3.2 million in other-than-temporary impairment charges on these equity investments. The Company determined the estimated fair value of these investments using Level 3 inputs, based primarily on discounted cash flow projections. The Company recognized income of $10 thousand and losses of $590 thousand during the six months ended June 30, 2021 and 2020, respectively, and received distributions of $90 thousand from its investment in these joint ventures for the six months ended June 30, 2021. No distributions were received during the six months ended June 30, 2020.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had no derivative assets at June 30, 2021 and December 31, 2020. The Company had derivative liabilities of $13.9 million and $14.0 million at June 30, 2021 and December 31, 2020, respectively. The Company has not posted or received collateral with its derivative counterparties as of June 30, 2021 or December 31, 2020. See Note 10 for disclosures relating to the fair value of the derivative instruments.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions including the effect of changes in foreign currency exchange rates on foreign currency transactions and interest rates on its

LIBOR-based borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

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

As of June 30, 2021, the Company had four interest rate swap agreements designated as cash flow hedges of interest rate risk related to its variable rate unsecured term loan facility totaling $400.0 million. Additionally, at June 30, 2021, the Company had an interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. Interest rate swap agreements outstanding as of June 30, 2021 are summarized below:

Fixed rate		Notional Amount (in millions)	Index	Maturity
4.3950%	(1)	$116.7	USD LIBOR	February 7, 2022
4.4075%	(1)	116.7	USD LIBOR	February 7, 2022
4.4080%	(1)	116.6	USD LIBOR	February 7, 2022
4.5950%	(1)	50.0	USD LIBOR	February 7, 2022
Total		$400.0

1.3925%		25.0	USD LIBOR	September 30, 2024
Total		$25.0
(1) On June 29, 2020 and November 3, 2020, the Company amended its Consolidated Credit Agreement. The above fixed rates reflect a 1.00% increase during the Covenant Relief Period, which includes the impact of a 0.50% LIBOR floor that was established, plus another 0.25% increase as a result of the Company's unsecured debt ratings being downgraded. On July 12, 2021, the Company delivered notice under its Consolidated Credit Agreement and Note Purchase Agreement of its election to terminate the Covenant Relief Period early. Effective July 13, 2021, the rates above returned to previous levels as defined in the agreements, subject to the Company's unsecured debt ratings.

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2021, the Company estimates that during the twelve months ending June 30, 2022, $5.2 million of losses will be reclassified from AOCI to interest expense.

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

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of June 30, 2021, the Company estimates that during the twelve months ending June 30, 2022, $0.3 million of losses will be reclassified from AOCI to other expense.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of June 30, 2021, the Company had the following cross-currency swaps designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2021 and 2020.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2021	2020	2021	2020
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(130)	$(1,031)	$129	$(11,673)
Amount of Expense Reclassified from AOCI into Earnings (1)	(2,079)	(1,601)	(4,112)	(2,066)
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(121)	(472)	(214)	667
Amount of (Expense) Income Reclassified from AOCI into Earnings (2)	(99)	236	(148)	442

Net Investment Hedges
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(2,314)	(6,188)	(4,100)	6,987
Amount of Income Recognized in Earnings (2) (3)	71	172	173	334

Total
Amount of Loss Recognized in AOCI on Derivatives	$(2,565)	$(7,691)	$(4,185)	$(4,019)
Amount of Expense Reclassified from AOCI into Earnings	(2,178)	(1,365)	(4,260)	(1,624)
Amount of Income Recognized in Earnings	71	172	173	334

Interest expense, net in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$38,312	$38,340	$77,506	$73,093
Other income in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$1,033	$416	$1,711	$7,989
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.
(2) Included in "Other income" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.
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

As of June 30, 2021, the fair value of the Company's derivatives in a liability position related to these agreements was $13.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $14.7 million. As of June 30, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at
June 30, 2021 and December 31, 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2021
Cross-Currency Swaps*	$—	$(8,437)	$—	$(8,437)
Interest Rate Swap Agreements*	—	(5,482)	—	(5,482)
December 31, 2020
Cross-Currency Swaps*	—	(4,271)	—	(4,271)
Interest Rate Swap Agreements*	—	(9,723)	—	(9,723)
* Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
There were no assets measured at fair value on a non-recurring basis as of June 30, 2021. The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
December 31, 2020:
Real estate investments, net	$—	$29,684	$9,860	$39,544
Operating lease right-of-use assets	—	—	12,953	12,953
Investment in joint ventures	—	—	771	771
Other assets (1)	—	—	—	—
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheet.

During the year ended December 31, 2020, the Company recorded impairment charges related to real estate investments, net and operating lease right-of-use assets. Management estimated the fair value of these investments taking into account various factors including purchase offers, independent appraisals, shortened hold periods and market conditions. The Company determined, based on the inputs, that its valuation of six of its properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value. Three properties, two of which included operating lease right-of-use assets, were measured at fair value using independent appraisals which used discounted cash flow models. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

During the year ended December 31, 2020, the Company recorded impairment charges related to its investment in joint ventures. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions are not observable.

During the year ended December 31, 2020, the Company recorded expected credit loss expense related to notes receivable from one borrower to fully reserve the outstanding principal balance and unfunded commitment, as a result of changes in the borrower's financial status due to the impact of the COVID-19 pandemic. Management valued the loan based on the fair value of the underlying collateral which was based on review of the financial statements of the borrower, and was classified within Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2021 and December 31, 2020:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2021, the Company had a carrying value of $366.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.03%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.96%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $396.6 million with an estimated weighted average market rate of 8.03% at June 30, 2021.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2021, the Company had a carrying value of $425.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.36%. The carrying value of the variable rate debt outstanding approximated the fair value at June 30, 2021.

At December 31, 2020, the Company had a carrying value of $1.0 billion in variable rate debt outstanding with a weighted average interest rate of approximately 2.23%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2020.

At June 30, 2021 and December 31, 2020, $425.0 million of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 9 for additional information related to the Company's interest rate swap agreements.

At June 30, 2021, the Company had a carrying value of $2.69 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.69%. Discounting the future cash flows for fixed rate debt using June 30, 2021 market rates of 2.24% to 5.81%, management estimates the fair value of the fixed rate debt to be approximately $2.82 billion with an estimated weighted average market rate of 3.49% at June 30, 2021.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2021 and 2020 (amounts in thousands except per share information):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$18,552			$21,932
Less: preferred dividend requirements	(6,033)			(12,067)
Net income available to common shareholders	$12,519	74,781	$0.17	$9,865	74,704	$0.13
Diluted EPS:
Net income available to common shareholders	$12,519	74,781		$9,865	74,704
Effect of dilutive securities:
Share options and performance shares	—	89		—	68
Net income available to common shareholders	$12,519	74,870	$0.17	$9,865	74,772	$0.13

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(62,965)			$(25,847)
Less: preferred dividend requirements	(6,034)			(12,068)
Net loss available to common shareholders	$(68,999)	76,310	$(0.90)	$(37,915)	77,388	$(0.49)
Diluted EPS:
Net loss available to common shareholders	$(68,999)	76,310		$(37,915)	77,388
Effect of dilutive securities:
Share options and performance shares	—	—		—	—
Net loss available to common shareholders	$(68,999)	76,310	$(0.90)	$(37,915)	77,388	$(0.49)

The effect of the potential common shares from the conversion of the Company’s convertible preferred shares and from the exercise of share options are included in diluted earnings per share if the effect is dilutive. Potential common shares from the performance shares are included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share.

The following shares have an anti-dilutive effect and are therefore excluded from the calculation of diluted earnings per share:
•The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2021 and 2020.

•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2021 and 2020.
•Outstanding options to purchase 90 thousand and 106 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and six months ended June 30, 2021, respectively.
•Outstanding options to purchase 117 thousand common shares at per share prices ranging from $44.62 to $76.63 for both the three and six months ended June 30, 2020.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for both the three and six months ended June 30, 2021 and 2020 as performance and market conditions were not met.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. The 2016 Equity Incentive Plan was amended by shareholders at the May 28, 2021 annual shareholder meeting. The amendment increased the number of authorized shares issuable under the plan from 1,950,000 shares to 3,950,000 shares. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At June 30, 2021, there were 2,362,709 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36
Exercised	(4,065)	47.77	—	47.77	47.77
Granted	1,838	44.44	—	44.44	44.44
Forfeited/Expired	(4,278)	45.20	—	61.79	50.14
Outstanding at June 30, 2021	110,185	$44.44	—	$76.63	$56.71
The weighted average fair value of options granted was $20.34 and $3.73 during the six months ended June 30, 2021 and 2020, respectively. The intrinsic value of share options exercised was $7 thousand and $22 thousand for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes outstanding and exercisable options at June 30, 2021:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.44 - 49.99	22,295	3.4			20,457	1.1
50.00 - 59.99	31,008	3.0			30,050	2.9
60.00 - 69.99	52,726	5.0			50,559	3.9
70.00 - 76.63	4,156	6.6			3,186	6.3
	110,185	4.2	$56.71	$168	104,252	3.2	$56.51	$152

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	445,402	$68.47
Granted	246,562	44.44
Vested	(200,319)	67.93
Forfeited	(10,025)	59.75
Outstanding at June 30, 2021	481,620	$56.58	1.35
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $6.5 million and $16.0 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, unamortized share-based compensation expense related to nonvested shares was $15.0 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2020	56,338
Granted	102,438
Outstanding at June 30, 2021	158,776

The number of common shares issuable upon settlement of the performance shares granted during the six months ended June 30, 2021 and 2020, will be based upon the Company's achievement level relative to the following performance measures at December 31, 2022 and 2023: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022 and 2023. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the six months ended June 30, 2021: risk-free interest rate of 0.2%, volatility factors in the expected market price of the Company's common shares of 69% and an expected life of approximately three years.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At June 30, 2021, achievement of the performance condition was deemed probable for the performance shares granted during the six months ended June 30, 2021, with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million. Achievement of the performance condition for the performance shares granted during the six months ended June 30, 2020 was deemed not probable at June 30, 2021.

At June 30, 2021, unamortized share-based compensation expense related to nonvested performance shares was $8.7 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the six months ended June 30, 2021 and 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $18 thousand and $19 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	74,767	$31.57
Granted	43,306	49.15
Vested	(74,767)	31.57
Outstanding at June 30, 2021	43,306	$49.15	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. At June 30, 2021, unamortized share-based compensation expense related to restricted share units was $2.0 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases. In addition to its lessor arrangements on its real estate investments, as of June 30, 2021 and December 31, 2020, the Company was lessee in 54 and 53 operating ground leases, respectively. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of June 30, 2021, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties are vacant. In the event the tenant fails to pay the ground lease rent or if the property is vacant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2021	2020	2021	2020

Operating leases (1)	Rental revenue	$110,349	$92,017	$208,021	$229,106
Sublease income - operating ground leases (2)	Rental revenue	$5,534	$5,514	$10,476	$3,468

Lease costs
Operating ground lease cost	Property operating expense	$5,811	$6,283	$11,224	$12,500
Operating office lease cost	General and administrative expense	$226	$226	$452	$452
Operating lease right-of-use asset impairment charges (3)	Impairment charges	$—	$15,009	$—	$15,009

(1) During the three and six months ended June 30, 2020, the Company wrote-off straight-line rent receivables of $0.5 million and $5.0 million, respectively, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

(2) During the six months ended June 30, 2020, the Company wrote-off sub-lessor ground lease straight-line rent receivables totaling $8.0 million, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
(3) During the three and six months ended June 30, 2020, the Company recognized impairment charges of $15.0 million related to the operating lease right-of-use assets at two of its properties.

14. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of June 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,105,698	$516,685	$519,829	$6,142,212

	As of December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,133,486	$529,755	$1,040,944	$6,704,185

Operating Data:
	Three Months Ended June 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$106,559	$9,324	$—	$115,883
Other income	1,061	—	(28)	1,033
Mortgage and other financing income	8,239	207	—	8,446
Total revenue	115,859	9,531	(28)	125,362

Property operating expense	14,421	15	242	14,678
Other expense	3,025	—	—	3,025
Total investment expenses	17,446	15	242	17,703
Net operating income - before unallocated items	98,413	9,516	(270)	107,659

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(11,376)
Interest expense, net				(38,312)
Transaction costs				(662)
Credit loss benefit				2,819
Depreciation and amortization				(40,538)
Equity in loss from joint ventures				(1,151)
Gain on sale of real estate				511
Income tax expense				(398)
Net income				18,552
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$12,519

Operating Data:
	Three Months Ended June 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$84,204	$13,327	$—	$97,531
Other income	8	—	408	416
Mortgage and other financing income	8,108	305	—	8,413
Total revenue	92,320	13,632	408	106,360

Property operating expense	14,514	628	187	15,329
Other expense	2,798	—	—	2,798
Total investment expenses	17,312	628	187	18,127
Net operating income - before unallocated items	75,008	13,004	221	88,233

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(10,432)
Costs associated with loan refinancing or payoff				(820)
Interest expense, net				(38,340)
Transaction costs				(771)
Credit loss expense				(3,484)
Impairment charges				(51,264)
Depreciation and amortization				(42,450)
Equity in loss from joint ventures				(1,724)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				22
Income tax benefit				1,312
Net loss				(62,965)
Preferred dividend requirements				(6,034)
Net loss available to common shareholders of EPR Properties				$(68,999)

Operating Data:
	Six Months Ended June 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$199,835	$18,662	$—	$218,497
Other income	1,390	—	321	1,711
Mortgage and other financing income	16,380	539	—	16,919
Total revenue	217,605	19,201	321	237,127

Property operating expense	29,413	97	481	29,991
Other expense	5,577	—	—	5,577
Total investment expenses	34,990	97	481	35,568
Net operating income - before unallocated items	182,615	19,104	(160)	201,559

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(22,712)
Costs associated with loan refinancing or payoff				(241)
Interest expense, net				(77,506)
Transaction costs				(1,210)
Credit loss benefit				5,581
Depreciation and amortization				(80,864)
Equity in loss from joint ventures				(2,582)
Gain on sale of real estate				712
Income tax expense				(805)
Net income				21,932
Preferred dividend requirements				(12,067)
Net income available to common shareholders of EPR Properties				$9,865

Operating Data:
	Six Months Ended June 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$202,864	$29,710	$—	$232,574
Other income	7,213	—	776	7,989
Mortgage and other financing income	16,152	657	—	16,809
Total revenue	226,229	30,367	776	257,372

Property operating expense	26,843	1,169	410	28,422
Other expense	12,332	—	—	12,332
Total investment expenses	39,175	1,169	410	40,754
Net operating income - before unallocated items	187,054	29,198	366	216,618

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(21,420)
Costs associated with loan refinancing or payoff				(820)
Interest expense, net				(73,093)
Transaction costs				(1,846)
Credit loss expense				(4,676)
Impairment charges				(51,264)
Depreciation and amortization				(86,260)
Equity in loss from joint ventures				(2,144)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				242
Income tax benefit				2,063
Net loss				(25,847)
Preferred dividend requirements				(12,068)
Net loss available to common shareholders of EPR Properties				$(37,915)

15. Supplemental Guarantor Financial Information

As of June 30, 2021, the Company had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the Company's private placement notes), which were registered under the Securities Act of 1933, as amended (the Registered Notes). All of the Registered Notes were issued by the Company and are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries that guarantee the Company's indebtedness under its combined unsecured revolving credit facility and term loan facility and private placement notes (the Guarantor Subsidiaries). The Company owns, directly or indirectly, 100% of the Guarantor Subsidiaries. The guarantees are senior unsecured obligations of each Guarantor Subsidiary, have equal rank with all existing and future senior debt of each such Guarantor Subsidiary, and are senior to all subordinated debt of such Guarantor Subsidiary. The guarantees are effectively subordinated to any secured debt of each such Guarantor Subsidiary to the extent of the assets securing such debt. Each guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the Guarantor Subsidiaries' obligations under the guarantees. The guarantees are subject to customary release provisions, including a release upon a sale or other disposition of all the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary in accordance with the applicable indenture governing the Registered Notes or the release of a Guarantor Subsidiary's guarantee under the Company's combined unsecured revolving credit facility and term loan facility (or replacement thereof), private placement notes and the other then outstanding Registered Notes.

The following tables present summarized financial information for the Company and Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated and excludes investments in and equity earnings in the Company's subsidiaries that do not guarantee the Registered Notes (the Non-Guarantor Subsidiaries).

Summarized Financial Information:

Summarized Balance Sheet
(Dollars in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Real estate investments, net of accumulated depreciation of $1,042,345 and $979,269 at June 30, 2021 and December 31, 2020, respectively	$4,648,835	$4,666,835
Total assets	5,920,911	6,488,007
Total liabilities	3,452,575	4,038,101

Excluded from total assets in the table above is $173.7 million of intercompany notes receivable due to the Company and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of both June 30, 2021 and December 31, 2020.

Summarized Statement of Income
Three and Six Months Ended June 30, 2021
(Unaudited)
(Dollars in thousands)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenue	$119,206	$224,675
Net income	21,365	27,532
Net income available to common shareholders of EPR Properties	15,332	15,465
Excluded from total revenue in the table above is $0.8 million and $1.6 million in intercompany fee income and $2.6 million and $5.0 million in intercompany interest income due to the Company and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries for the three and six months ended June 30, 2021, respectively.

16. Other Commitments and Contingencies

As of June 30, 2021, the Company had 17 development projects with commitments to fund an aggregate of approximately $78.6 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2021, the Company had two mortgage notes and one note receivable with commitments totaling approximately $24.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2021, the Company had four surety bonds outstanding totaling $33.3 million.

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

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. The current economic situation created by the COVID-19 pandemic has impeded our growth in the near term while our focus has been addressing challenges brought on by the pandemic, including monitoring customer status and working with customers to help ensure long-term stability as well as assisting them in reopening plans. Following our election to terminate the Covenant Relief Period early and recent improvements in the business operations of our customers, we expect our focus to return to the growth of the Company. See more discussion on the impact of the pandemic on our business and the early termination of the Covenant Relief Period below. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

As of June 30, 2021, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $1.1 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.5 billion at June 30, 2021. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2021 and December 31, 2020. We group our investments into two reportable segments, Experiential and Education. As of June 30, 2021, our Experiential investments comprised $5.9 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of June 30, 2021, our Experiential segment (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•177 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•13 ski properties;
•seven experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of June 30, 2021, our owned Experiential real estate portfolio consisted of approximately 19.3 million square feet, which was 95.0% leased and included $35.1 million in property under development and $20.2 million in undeveloped land inventory.

As of June 30, 2021, our Education segment (excluding undeveloped land inventory) consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of June 30, 2021, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased and included $3.0 million in undeveloped land inventory.

The combined owned portfolio consisted of 20.7 million square feet and was 95.4% leased.

COVID-19 Update
We continue to be subject to risks and uncertainties resulting from the COVID-19 pandemic. The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. Although many of these health and safety measures have been lifted, the extent of the impact of the COVID-19 pandemic on our business still remains highly uncertain and difficult to predict.

As of June 30, 2021, approximately 99% of our theatre locations and 98% of our non-theatre locations were open for business, excluding normal seasonal closings. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration or any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides and, in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and the six months ended June 30, 2021, the COVID-19 pandemic negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the continuing impact of the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the six months ended June 30, 2021. The following were impacts to our financial statements during the six months ended June 30, 2021 arising out of or relating to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal, a subsidiary of Cineworld Group.
•We reduced rental revenue by $7.2 million due to rent abatements.
•We have deferred approximately $50.0 million of amounts due from tenants and $1.9 million due from borrowers that were booked as receivables as of June 30, 2021. Additionally, we have amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrowers.
•As of June 30, 2021, we continued to be in the Covenant Relief Period under the agreement that governs our unsecured revolving credit facility and our unsecured term loan facility ("Consolidated Credit Agreement") and the agreement that governs our private placement notes ("Note Purchase Agreement"). During the Covenant Relief Period, our obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. We paid higher interest costs during the Covenant Relief Period. The Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Quarterly Report on Form 10-Q, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of our Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at our election, subject to certain conditions), in the case of our Note Purchase Agreement governing our private placement notes. We had the right under certain circumstances to terminate the Covenant Relief Period earlier, which we exercised subsequent to June 30, 2021 as discussed below.
•In connection with amending our Consolidated Credit Agreement and Note Purchase Agreement to provide for the Covenant Relief Period discussed above, certain of our key subsidiaries guaranteed our obligations based on our unsecured debt ratings. If our unsecured debt rating had been further downgraded by Moody's during the Covenant Relief Period, we would have been required to pledge the equity interests in certain subsidiary guarantors to secure our obligations under our unsecured credit facilities and private placement notes; however, upon termination of the Covenant Relief Period as discussed above, we were released from this obligation.
•Due to improved financial performance, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early and submitted compliance certificates for the quarter ended June 30, 2021 for our Consolidated Credit Agreement and Note Purchase Agreement. The certificates provided that we were in compliance with all of our financial and other covenants, and would have been even if the Covenant Relief Period had not been in effect during the quarter ended June 30, 2021. Our election to terminate the Covenant Relief Period early means that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements, in each case based on our unsecured debt ratings. By terminating the Covenant Relief Period, we were also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends. See Note 7 for additional information on interest rates during and after the Covenant Relief Period.

The monthly cash dividends to common shareholders were temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, we declared a monthly cash dividend payable on August 16, 2021 to shareholders of record on July 30, 2021.

Collections of rent and interest were impacted during the quarter by the COVID-19 pandemic. For the six months ended June 30, 2021, tenants and borrowers paid approximately 85% contractual cash revenue (including approximately $2.4 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue). In addition, during the six months ended June 30, 2021, we collected $45.9 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. Contractual cash revenue is an operational measure and represents aggregate cash payments for which we are entitled under existing contracts, excluding the impact of any temporary abatements or deferrals, percentage rent (rents received over base amounts), non-cash revenue and revenue from taxable REIT subsidiaries ("TRSs"). While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the Financial Accounting Standards Board ("FASB") Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Operating Results
Our total revenue, net income (loss) available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2021 and 2020 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Total revenue	$125.4	$106.4	18%	$237.1	$257.4	(8)%
Net income (loss) available to common shareholders per diluted share	$0.17	$(0.90)	119%	$0.13	$(0.49)	127%
FFOAA per diluted share	$0.68	$0.41	66%	$1.15	$1.39	(17)%

The major factors impacting our results for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 were as follows:
•The effects of the COVID-19 pandemic as described above;
•The effect of write-offs of straight-line receivables of approximately $13.0 million recognized during the six months ended June 30, 2020;
•The effect of property acquisitions as well as dispositions and mortgage note payoffs that occurred in 2021 and 2020;
•The decrease in other income and other expenses primarily due to the government-required closure of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York due to the COVID-19 pandemic in mid-March of 2020;
•The decrease in impairment charges;
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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the six months ended June 30, 2021, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the six months ended June 30, 2021 and 2020 totaled $68.6 million and $53.6 million, respectively, and is detailed below (in thousands):

Six Months Ended June 30, 2021
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$3,049	$2,940	$109	$—	$—	$—
Eat & Play	34,918	7,855	311	26,752	—	—
Attractions	29	—	29	—	—	—
Ski	2,793	—	—	—	2,793	—
Experiential Lodging	21,684	13,922	5,822	—	—	1,940
Cultural	4,389	—	10	—	4,379	—
Fitness & Wellness	1,795	—	—	—	1,795	—
Total Experiential	68,657	24,717	6,281	26,752	8,967	1,940

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$68,657	$24,717	$6,281	$26,752	$8,967	$1,940

Six Months Ended June 30, 2020
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$26,118	$700	$3,310	$22,108	$—	$—
Eat & Play	12,791	12,013	778	—	—	—
Attractions	970	—	970	—	—	—
Experiential Lodging	11,106	10,708	398	—	—	—
Cultural	152	—	152	—	—	—
Fitness & Wellness	2,441	—	—	—	2,441	—
Total Experiential	53,578	23,421	5,608	22,108	2,441	—

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$53,581	$23,421	$5,608	$22,108	$2,444	$—

The above amounts include $1.1 million and $0.5 million in capitalized interest for the six months ended June 30, 2021 and 2020, respectively, and $0.2 million in capitalized other general and administrative direct project costs for both the six months ended June 30, 2021 and 2020. Excluded from the table above is approximately $2.2 million of maintenance capital expenditures and other spending for both the six months ended June 30, 2021 and 2020.

We limited our investment spending during the three and six months ended June 30, 2021 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. As discussed in more detail in Note 7, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early. Effective July 13, 2021, we were released from certain restrictions under the credit facilities and private placement notes that limited our investments and capital expenditures.

Dispositions
During the six months ended June 30, 2021, we completed the sale of two theatre properties and one outparcel for net proceeds totaling $28.6 million. In connection with these sales, we recognized a combined gain on sale of $0.7 million.

On March 22, 2021, we received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property. No prepayment fee was received in connection with this note payoff.

Results of Operations

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Minimum rent (1)	$107,100	$89,589	$17,511	$201,290	$227,808	$(26,518)
Percentage rent	2,016	1,454	562	4,046	4,211	(165)
Straight-line rent (2)	1,420	2,229	(809)	2,709	(7,479)	10,188
Tenant reimbursements	5,000	4,169	831	9,822	7,867	1,955
Other rental revenue	347	90	257	630	167	463
Total Rental Revenue	$115,883	$97,531	$18,352	$218,497	$232,574	$(14,077)

Other income (3)	1,033	416	617	1,711	7,989	(6,278)
Mortgage and other financing income	8,446	8,413	33	16,919	16,809	110
Total revenue	$125,362	$106,360	$19,002	$237,127	$257,372	$(20,245)

(1) For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the increase in minimum rent resulted primarily from an increase of $21.6 million related to rental revenue on existing properties including improved collections in rent being recognized on a cash basis as well as scheduled rent increases. In addition, there was an increase in minimum rent of $1.8 million related to property acquisitions and developments completed in 2021 and 2020. This was partially offset by a decrease in rental revenue of $5.0 million from property dispositions and $0.9 million due to vacant properties.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the decrease in minimum rent resulted primarily from the impact of the COVID-19 pandemic, with a decrease of $12.8 million on existing properties mostly due to restructured agreements, rent recognized on a cash basis, deferred rent not recognized because collection was determined not probable and rent abatements. In addition, there was a decrease in rental revenue of $11.0 million from property dispositions and $5.4 million due to vacant properties. This was partially offset by an increase in minimum rent of $2.7 million related to property acquisitions and developments completed in 2021 and 2020 as well as scheduled rent increases.

During the three and six months ended June 30, 2021, we renewed seven lease agreements on approximately 394 thousand square feet. We experienced an increase of 9.5% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in straight-line rent for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to write-offs totaling $13.0 million recognized during the six months ended June 30, 2020, which was comprised of $5.0 million of straight-line accounts receivable and $8.0 million of sub-lessor ground lease straight-line accounts receivable due to the COVD-19 pandemic. This increase was partially offset by a reduction in straight-line rental revenue due to revenue from several tenants being recognized on a cash basis.

(3) The decrease in other income for the six months ended June 30, 2021 related primarily to a decrease in operating income as a result of the closure of the Kartrite Resort due to the COVID-19 pandemic.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Property operating expense	$14,678	$15,329	$(651)	$29,991	$28,422	$1,569
Other expense (1)	3,025	2,798	227	5,577	12,332	(6,755)
General and administrative expense	11,376	10,432	944	22,712	21,420	1,292
Costs associated with loan refinancing or payoff	—	820	(820)	241	820	(579)
Interest expense, net (2)	38,312	38,340	(28)	77,506	73,093	4,413
Transaction costs	662	771	(109)	1,210	1,846	(636)
Credit loss (benefit) expense (3)	(2,819)	3,484	(6,303)	(5,581)	4,676	(10,257)
Impairment charges (4)	—	51,264	(51,264)	—	51,264	(51,264)
Depreciation and amortization (5)	40,538	42,450	(1,912)	80,864	86,260	(5,396)
Equity in loss from joint ventures	(1,151)	(1,724)	573	(2,582)	(2,144)	(438)
Impairment charges on joint ventures (6)	—	(3,247)	3,247	—	(3,247)	3,247
Gain on sale of real estate	511	22	489	712	242	470
Income tax (expense) benefit	(398)	1,312	(1,710)	(805)	2,063	(2,868)
Preferred dividend requirements	(6,033)	(6,034)	1	(12,067)	(12,068)	1
(1) The decrease in other expenses for the six months ended June 30, 2021 related primarily to a decrease in operating expenses as a result of the closure of the Kartrite Resort due to the COVID-19 pandemic.
(2) The increase in interest expense, net for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, resulted primarily from an increase in the weighted average interest rate on outstanding debt and a decrease in interest income from short-term investments related to cash on hand. This was partially offset by an increase in interest cost capitalized on development projects.

(3) The change in the credit loss (benefit) expense for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic as well as a $1.5 million partial repayment by a borrower on a fully reserved note receivable.

(4) Impairment charges recognized during the three and six months ended June 30, 2020 related to six properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic and was comprised of $36.3 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets.

(5) The decrease in depreciation and amortization expense resulted primarily from property dispositions that occurred during 2020 and 2021 as well as property impairments that occurred during 2020. This decrease was partially offset by acquisitions and developments completed in 2020 and 2021.

(6) Impairment charges on joint ventures for the three and six months ended June 30, 2020 related to other-than-temporary impairment charges on three theatre projects located in China.

Liquidity and Capital Resources

Cash and cash equivalents were $509.8 million at June 30, 2021. In addition, we had restricted cash of $3.6 million at June 30, 2021. Of the restricted cash at June 30, 2021, $2.4 million related to cash held for our tenants' off-season rent reserves and $1.2 million related primarily to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
At June 30, 2021, we had total debt outstanding of $3.1 billion of which 99% was unsecured.

At June 30, 2021, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

In light of the financial and operational impacts of the COVID-19 pandemic on us, our tenants and borrowers, during the year ended December 31, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement during the Covenant Relief Period. Additionally, during the year ended December 31, 2020, we further amended our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement during the Covenant Relief Period. We had the right under certain circumstances to terminate the Covenant Relief Period earlier.

Due to improved financial performance, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early and submitted compliance certificates for the quarter ended June 30, 2021 for our Consolidated Credit Agreement and Note Purchase Agreement. The certificates provided that we are in compliance with all of our financial and other covenants, and would have been even if the Covenant Relief Period had not been in effect during the quarter ended June 30, 2021. Our election to terminate the Covenant Relief Period early means that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements, in each case based on our unsecured debt ratings. By terminating the Covenant Relief Period, we were also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends.

At June 30, 2021, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. The unsecured revolving credit facility bears interest at a floating rate of LIBOR plus 1.625% (with a LIBOR floor of 0.50%), which was 2.125%, with a facility fee of 0.375%. Effective July 13, 2021, after we terminated the Covenant Relief Period, the interest rate, based on our unsecured debt ratings, returned to LIBOR plus 1.20% (with a LIBOR floor of zero) and the facility fee was reduced to 0.25%.

At June 30, 2021, the unsecured term loan facility had a balance of $400.0 million with interest at a floating rate of LIBOR plus 2.00% (with a LIBOR floor of 0.50%), which was 2.50%. Effective, July 13, 2021, after we terminated the Covenant Relief Period, the interest rate, based on our unsecured debt ratings, returned to LIBOR plus 1.35% (with a LIBOR floor of zero). As of June 30, 2021, all of this LIBOR-based debt was fixed with interest rate swaps from April 5, 2019 to February 7, 2022. During the Covenant Relief Period and based on our unsecured debt ratings, the interest rate swaps were fixed at 4.40% for $350.0 million of borrowings and 4.60% for the remaining $50.0 million of borrowings, and effective July 13, 2021, after the Covenant Relief Period were 3.40% for $350.0 million of borrowings and 3.60% for the remaining $50.0 million of borrowings, however these rates are subject to change based on the Company’s unsecured debt ratings.

At June 30, 2021, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22,

2024, and $192.0 million due August 22, 2026. At June 30, 2021, the interest rates for the private placement notes were 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively. Effective July 13, 2021, after we terminated the Covenant Relief Period, the interest rates for the private placement notes returned to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively. During the six months ended June 30, 2021, we used a portion of our cash proceeds from property sales to reduce the principal of our private placement notes by $23.8 million in accordance with the above amendments to the Note Purchase Agreement.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. The amendments to these debt agreements imposed a new minimum liquidity financial covenant during the Covenant Relief Period, provided relief from compliance with certain other financial covenants during the Covenant Relief Period and permanently modified certain other financial covenants. The amendments also imposed additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures and paying dividends and making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. In addition, we had to cause certain of our key subsidiaries to guarantee our obligations based on our unsecured debt ratings, and we would have been required to pledge the equity interests of such subsidiary guarantors if certain subsequent events occurred during the Covenant Relief Period; however, the requirement to pledge such equity interest ended when the Covenant Relief Period ended. As discussed above, we terminated the Covenant Relief Period early and as a result were released from the additional restrictions discussed above related to the amendments.

Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at June 30, 2021.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$140,800	$57,413
Net cash used by investing activities	(26,766)	(52,978)
Net cash (used) provided by financing activities	(628,630)	473,879

We currently anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments for the next 12 months, including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

As discussed above, we have agreed to rent and mortgage payment deferral arrangements with most of our customers as a result of the COVID-19 pandemic. Under these deferral arrangements, our customers are required to resume rent and mortgage payments at negotiated times, and begin repaying deferred amount under negotiated schedules, which will begin at various times in the future. In addition, the continuing impact of the COVID-19 pandemic may result in further extensions or adjustments for our customers, which we cannot predict at this time. In the near term, we believe we can fund our short-term liquidity requirements primarily with cash on hand and funds borrowed under our unsecured revolving credit facility.
Commitments
As of June 30, 2021, we had 17 development projects with commitments to fund an aggregate of approximately $78.6 million, of which approximately $11.2 million is expected to be funded in 2021. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2021, we had two mortgage notes and one note receivable with commitments totaling approximately $24.3 million of which approximately $3.6 million is expected to be funded in 2021. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2021, we had four surety bonds outstanding totaling $33.3 million.

Liquidity Analysis
As noted above, during the six months ended June 30, 2021, we paid off the balance of $590.0 million on our unsecured revolving credit facility. In analyzing our liquidity, we expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have no scheduled debt payments due until 2023. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the continuing economic uncertainty caused by the COVID-19 pandemic.

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

Our investment spending and uses of cash during the Covenant Relief Period were subject to limitations under the amendments to the agreements governing our Consolidated Credit Agreement and Note Purchase Agreement as discussed above. In addition, in certain circumstances, we were required to apply 100% of the proceeds, net of certain costs, received during the Covenant Relief Period from certain sales and dispositions, debt issuances or equity issuances, in each case, subject to certain exceptions, to repay amounts outstanding under our Consolidated Credit Agreement (as applicable) and Note Purchase Agreement. As discussed above, we terminated the Covenant Relief Period early and were released from these restrictions under the credit facilities.

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

Our net debt to adjusted EBITDAre ratio was not meaningful at June 30, 2021 given the temporary disruption caused by the COVID-19 pandemic and the associated accounting for tenant rent deferrals and other lease modifications. Our net debt to gross assets ratio was 39% as of June 30, 2021 (see "Non-GAAP Financial Measures" for calculation).

Non-GAAP Financial Measures

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds From Operations (AFFO)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income (loss) available to common shareholders, computed in accordance with GAAP, excluding gains and losses from disposition of real estate and impairment losses on real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

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

FFO, FFOAA and AFFO are widely used measures of the operating performance of real estate companies and are provided here as supplemental measures to GAAP net income (loss) available to common shareholders and earnings per share, and management provides FFO, FFOAA and AFFO herein because it believes this information is useful to investors in this regard. FFO, FFOAA and AFFO are non-GAAP financial measures. FFO, FFOAA and AFFO do not represent cash flows from operations as defined by GAAP and are not indicative that cash flows are adequate to fund all cash needs and are not to be considered alternatives to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO, FFOAA and AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2021 and 2020 and reconciles such measures to net income (loss) available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO:
Net income (loss) available to common shareholders of EPR Properties	$12,519	$(68,999)	$9,865	$(37,915)
Gain on sale of real estate	(511)	(22)	(712)	(242)
Impairment of real estate investments, net (1)	—	36,255	—	36,255
Real estate depreciation and amortization	40,332	42,151	80,441	85,676
Allocated share of joint venture depreciation	459	378	813	761
Impairment charges on joint ventures	—	3,247	—	3,247
FFO available to common shareholders of EPR Properties	$52,799	$13,010	$90,407	$87,782

FFOAA:
FFO available to common shareholders of EPR Properties	$52,799	$13,010	$90,407	$87,782
Costs associated with loan refinancing or payoff	—	820	241	820
Transaction costs	662	771	1,210	1,846
Impairment of operating lease right-of-use assets (1)	—	15,009	—	15,009
Credit loss (benefit) expense	(2,819)	3,484	(5,581)	4,676
Gain on insurance recovery (included in other income)	—	—	(30)	—
Deferred income tax benefit	—	(1,676)	—	(2,789)
FFOAA available to common shareholders of EPR Properties	$50,642	$31,418	$86,247	$107,344

AFFO:
FFOAA available to common shareholders of EPR Properties	$50,642	$31,418	$86,247	$107,344
Non-real estate depreciation and amortization	206	299	423	584
Deferred financing fees amortization	1,574	1,651	3,121	3,285
Share-based compensation expense to management and trustees	3,675	3,463	7,459	6,972
Amortization of above and below market leases, net and tenant allowances	(99)	(108)	(195)	(260)
Maintenance capital expenditures (2)	(1,467)	(1,291)	(2,223)	(2,219)
Straight-lined rental revenue	(1,420)	(2,229)	(2,708)	7,479
Straight-lined ground sublease expense	111	207	195	383
Non-cash portion of mortgage and other financing income	(216)	(97)	(387)	(188)
AFFO available to common shareholders of EPR Properties	$53,006	$33,313	$91,932	$123,380

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO per common share:
Basic	$0.71	$0.17	$1.21	$1.13
Diluted	0.71	0.17	1.21	1.13
FFOAA per common share:
Basic	$0.68	$0.41	$1.15	$1.39
Diluted	0.68	0.41	1.15	1.39
Shares used for computation (in thousands):
Basic	74,781	76,310	74,704	77,388
Diluted	74,870	76,310	74,772	77,388

Other financial information:
Dividends per common share	$—	$0.3825	$—	$1.5150

(1) Impairment charges recognized during both the three and six months ended June 30, 2020 totaled $51.3 million, which was comprised of $36.3 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for each of the three and six months ended June 30, 2021 and 2020, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO and FFOAA per share because the effect is anti-dilutive.

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

EBITDAre
NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income (loss), computed in accordance with GAAP, excluding interest expense (net), income tax (benefit) expense, depreciation and amortization, gains and losses from disposition of real estate, impairment losses on real estate, costs associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

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

Reconciliations of debt, total assets and net income (loss) (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets, EBITDAre and Adjusted EBITDAre (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	June 30,
	2021	2020
Net Debt:
Debt	$3,081,485	$3,854,088
Deferred financing costs, net	34,744	35,907
Cash and cash equivalents	(509,836)	(1,006,981)
Net Debt	$2,606,393	$2,883,014
Gross Assets:
Total Assets	$6,142,212	$7,002,978
Accumulated depreciation	1,130,409	1,034,771
Cash and cash equivalents	(509,836)	(1,006,981)
Gross Assets	$6,762,785	$7,030,768

Net Debt to Gross Assets	39%	41%

	Three Months Ended June 30,
	2021	2020
EBITDAre and Adjusted EBITDAre:
Net income (loss)	$18,552	$(62,965)
Interest expense, net	38,312	38,340
Income tax expense (benefit)	398	(1,312)
Depreciation and amortization	40,538	42,450
Gain on sale of real estate	(511)	(22)
Impairment of real estate investments, net (1)	—	36,255
Costs associated with loan refinancing or payoff	—	820
Allocated share of joint venture depreciation	459	378
Allocated share of joint venture interest expense	846	736
Impairment charges on joint ventures	—	3,247
EBITDAre	$98,594	$57,927

Transaction costs	662	771
Credit loss (benefit) expense	(2,819)	3,484
Impairment of operating lease right-of-use assets (1)	—	15,009
Adjusted EBITDAre	$96,437	$77,191

(1) Impairment charges recognized during both the three and six months ended June 30, 2020 totaled $51.3 million, which was comprised of $36.3 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.

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

	June 30, 2021	December 31, 2020
Total Investments:
Real estate investments, net of accumulated depreciation	$4,834,652	$4,851,302
Add back accumulated depreciation on real estate investments	1,130,409	1,062,087
Land held for development	23,225	23,225
Property under development	35,082	57,630
Mortgage notes and related accrued interest receivable	366,064	365,628
Investment in joint ventures	27,476	28,208
Intangible assets, gross (1)	57,962	57,962
Notes receivable and related accrued interest receivable, net (1)	7,344	7,300
Total investments	$6,482,214	$6,453,342

Total investments	$6,482,214	$6,453,342
Operating lease right-of-use assets	179,354	163,766
Cash and cash equivalents	509,836	1,025,577
Restricted cash	3,570	2,433
Accounts receivable	91,319	116,193
Less: accumulated depreciation on real estate investments	(1,130,409)	(1,062,087)
Less: accumulated amortization on intangible assets (1)	(18,420)	(16,330)
Prepaid expenses and other current assets (1)	24,748	21,291
Total assets	$6,142,212	$6,704,185

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	June 30, 2021	December 31, 2020
Intangible assets, gross	$57,962	$57,962
Less: accumulated amortization on intangible assets	(18,420)	(16,330)
Notes receivable and related accrued interest receivable, net	7,344	7,300
Prepaid expenses and other current assets	24,748	21,291
Total other assets	$71,634	$70,223

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2021, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $400.0 million unsecured term loan facility and a $25.0 million bond that bear interest at a floating rate but have been fixed through interest rate swap agreements.

As of June 30, 2021, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At June 30, 2021, the joint venture had a secured mortgage loan with an outstanding balance of $85.0 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no reportable events during the quarter ended June 30, 2021.

Dividends

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," on June 29, 2020 and November 3, 2020, we amended our Consolidated Credit Agreement, which governs our unsecured revolving credit facility and our unsecured term loan facility, and on June 29, 2020 and December 24, 2020, we also amended the Note Purchase Agreement which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under these debt agreements in light of the continuing financial and operational impacts of the COVID-19 pandemic on us and our tenants and borrowers. The amendments also imposed certain restrictions including our ability to pay common dividends during the Covenant Relief Period, subject to certain exceptions. Accordingly, in connection with these amendments, we temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020 (except as may be necessary to maintain REIT status and to not owe income tax). On July 12, 2021, we delivered notice under our Consolidated Credit Agreement and Note Purchase Agreement of our election to terminate the Covenant Relief Period early and, on July 13, 2021, we declared a monthly cash dividend payable on August 16, 2021 to shareholders of record on July 30, 2021.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2021.

Item 6. Exhibits

10.1	EPR Properties 2016 Equity Incentive Plan (as amended and restated effective May 28, 2021), which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 1, 2021, is hereby incorporated by reference as Exhibit 10.1.
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	July 28, 2021	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 28, 2021	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)