Form 10-Q
period 2021-09-30
EPR PROPERTIES
filed 2021-11-04
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

At November 3, 2021, there were 74,805,433 common shares outstanding.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•Risks associated with COVID-19, or the future outbreak of any additional variants of COVID-19 or other highly infectious or contagious diseases;
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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,142,513 and $1,062,087 at September 30, 2021 and December 31, 2020, respectively	$4,800,561	$4,851,302
Land held for development	21,875	23,225
Property under development	20,166	57,630
Operating lease right-of-use assets	175,987	163,766
Mortgage notes and related accrued interest receivable	369,134	365,628
Investment in joint ventures	38,729	28,208
Cash and cash equivalents	144,433	1,025,577
Restricted cash	5,142	2,433
Accounts receivable	80,491	116,193
Other assets	64,639	70,223
Total assets	$5,721,157	$6,704,185
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$87,021	$105,379
Operating lease liabilities	214,065	202,223
Common dividends payable	18,802	36
Preferred dividends payable	6,033	6,034
Unearned rents and interest	79,692	65,485
Debt	2,684,063	3,694,443
Total liabilities	3,089,676	4,073,600
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,219,663 and 81,917,876 shares issued at September 30, 2021 and December 31, 2020, respectively	822	819
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 and 5,394,050 Series C convertible shares issued at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $134,822,900	54	54
3,447,381 Series E convertible shares issued at September 30, 2021 and December 31, 2020; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at September 30, 2021 and December 31, 2020; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,872,777	3,857,632
Treasury shares at cost: 7,413,853 and 7,315,087 common shares at September 30, 2021 and December 31, 2020, respectively	(264,679)	(261,238)
Accumulated other comprehensive income	9,625	216
Distributions in excess of net income	(987,212)	(966,992)
Total equity	$2,631,481	$2,630,585
Total liabilities and equity	$5,721,157	$6,704,185
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue	$123,040	$55,591	$341,537	$288,165
Other income	8,091	182	9,802	8,171
Mortgage and other financing income	8,516	8,104	25,435	24,913
Total revenue	139,647	63,877	376,774	321,249
Property operating expense	13,815	13,759	43,806	42,181
Other expense	7,851	2,680	13,428	15,012
General and administrative expense	11,154	10,034	33,866	31,454
Costs associated with loan refinancing or payoff	4,741	—	4,982	820
Interest expense, net	36,584	41,744	114,090	114,837
Transaction costs	2,132	2,776	3,342	4,622
Credit loss (benefit) expense	(14,096)	5,707	(19,677)	10,383
Impairment charges	2,711	11,561	2,711	62,825
Depreciation and amortization	42,612	42,059	123,476	128,319
Income (loss) before equity in loss from joint ventures and other items	32,143	(66,443)	56,750	(89,204)
Equity in loss from joint ventures	(418)	(1,044)	(3,000)	(3,188)
Impairment charges on joint ventures	—	—	—	(3,247)
Gain on sale of real estate	787	—	1,499	242
Income (loss) before income taxes	32,512	(67,487)	55,249	(95,397)
Income tax expense	(395)	(18,417)	(1,200)	(16,354)
Net income (loss)	32,117	(85,904)	54,049	(111,751)
Preferred dividend requirements	(6,033)	(6,034)	(18,100)	(18,102)
Net income (loss) available to common shareholders of EPR Properties	$26,084	$(91,938)	$35,949	$(129,853)
Per share data attributable to EPR Properties common shareholders:
Net income (loss) available to common shareholders of EPR Properties per share:
Basic	$0.35	$(1.23)	$0.48	$(1.70)

Diluted	$0.35	$(1.23)	$0.48	$(1.70)
Shares used for computation (in thousands):
Basic	74,804	74,613	74,738	76,456
Diluted	74,911	74,613	74,819	76,456

Other comprehensive income (loss):
Net income (loss)	$32,117	$(85,904)	$54,049	$(111,751)
Foreign currency translation adjustment	(5,169)	4,148	(195)	(5,063)
Change in net unrealized gain (loss) on derivatives	6,280	(1,923)	6,355	(4,318)
Comprehensive income (loss) attributable to EPR Properties	$33,228	$(83,679)	$60,209	$(121,132)
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Issuance of nonvested shares and performance shares, net of cancellations	211,549	2	—	—	6,221	(90)	—	—	6,133
Purchase of common shares for vesting	—	—	—	—	—	(6,769)	—	—	(6,769)
Share-based compensation expense	—	—	—	—	3,509	—	—	—	3,509
Foreign currency translation adjustment	—	—	—	—	—	—	(16,495)	—	(16,495)
Change in unrealized gain on derivatives	—	—	—	—	—	—	3,931	—	3,931
Net income	—	—	—	—	—	—	—	37,118	37,118
Issuances of common shares	10,368	—	—	—	442	—	—	—	442
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividends to common shareholders ($1.1325 per share)	—	—	—	—	—	—	—	(88,996)	(88,996)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2020	81,811,816	$818	14,841,431	$148	$3,845,093	$(154,357)	$(5,289)	$(749,932)	$2,936,481

Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,463	—	—	—	3,463
Foreign currency translation adjustment	—	—	—	—	—	—	7,284	—	7,284
Change in unrealized loss on derivatives	—	—	—	—	—	—	(6,326)	—	(6,326)
Net loss	—	—	—	—	—	—	—	(62,965)	(62,965)
Issuances of common shares	17,203	—	—	—	428	—	—	—	428
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(19)	(19)
Dividends to common shareholders ($0.3825 per share)	—	—	—	—	—	—	—	(30,062)	(30,062)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2020	81,903,786	$819	14,841,431	$148	$3,848,984	$(260,351)	$(4,331)	$(849,012)	$2,736,257

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2020	81,903,786	$819	14,841,431	$148	$3,848,984	$(260,351)	$(4,331)	$(849,012)	$2,736,257
Cancellations of nonvested shares	—	—	—	—	220	(220)	—	—	—
Purchase of common shares for vesting	—	—	—	—	—	(23)	—	—	(23)
Share-based compensation expense	—	—	—	—	3,410	—	—	—	3,410
Foreign currency translation adjustment	—	—	—	—	—	—	4,148	—	4,148
Change in unrealized loss on derivatives	—	—	—	—	—	—	(1,923)	—	(1,923)
Net loss	—	—	—	—	—	—	—	(85,904)	(85,904)
Issuances of common shares	4,544	—	—	—	148	—	—	—	148
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(10)	(10)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2020	81,908,330	$819	14,841,431	$148	$3,852,762	$(260,594)	$(2,106)	$(940,960)	$2,650,069

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	2,899	—	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,744)	—	—	(2,744)
Share-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Foreign currency translation adjustment	—	—	—	—	—	—	2,300	—	2,300
Change in unrealized gain on derivatives	—	—	—	—	—	—	462	—	462
Net income	—	—	—	—	—	—	—	3,380	3,380
Issuances of common shares	2,509	—	—	—	107	—	—	—	107
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(8)	(8)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2021	82,166,947	$821	14,841,431	$148	$3,864,422	$(263,982)	$2,978	$(969,654)	$2,634,733

Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Cancellations of nonvested shares	—	—	—	—	484	(484)	—	—	—
Share-based compensation expense	—	—	—	—	3,675	—	—	—	3,675
Foreign currency translation adjustment	—	—	—	—	—	—	2,674	—	2,674
Change in unrealized loss on derivatives	—	—	—	—	—	—	(387)	—	(387)
Net income	—	—	—	—	—	—	—	18,552	18,552
Issuances of common shares	1,826	—	—	—	90	—	—	—	90
Conversion of Series C Convertible Preferred shares to common shares	330	—	(800)	—	—	—	—	—	—
Stock option exercises, net	4,065	—	—	—	194	(194)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(10)	(10)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2021	82,216,474	$822	14,840,631	$148	$3,868,865	$(264,660)	$5,265	$(957,145)	$2,653,295

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2021	82,216,474	822	14,840,631	148	3,868,865	(264,660)	5,265	(957,145)	2,653,295
Purchase of common shares for vesting	—	—	—	—	—	(19)	—	—	(19)
Share-based compensation expense	—	—	—	—	3,759	—	—	—	3,759
Foreign currency translation adjustment	—	—	—	—	—	—	(5,169)	—	(5,169)
Change in unrealized loss on derivatives	—	—	—	—	—	—	6,280	—	6,280
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	3,249	—	3,249
Net income	—	—	—	—	—	—	—	32,117	32,117
Issuances of common shares	3,051	—	—	—	153	—	—	—	153
Conversion of Series C Convertible Preferred shares to common shares	138	—	(334)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(47)	(47)
Dividends to common shareholders ($0.75 per share)	—	—	—	—	—	—	—	(56,104)	(56,104)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2021	82,219,663	$822	14,840,297	$148	$3,872,777	$(264,679)	$9,625	$(987,212)	$2,631,481

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$54,049	$(111,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	2,711	62,825
Impairment charges on joint ventures	—	3,247
Gain on sale of real estate	(1,499)	(242)
Gain on insurance recovery	(30)	—
Deferred income tax expense	—	15,246
Costs associated with loan refinancing or payoff	4,982	820
Equity in loss from joint ventures	3,000	3,188
Distributions from joint ventures	90	—
Credit loss (benefit) expense	(19,677)	10,383
Depreciation and amortization	123,476	128,319
Amortization of deferred financing costs	5,331	4,783
Amortization of above/below market leases and tenant allowances, net	(293)	(384)
Share-based compensation expense to management and Trustees	11,218	10,382
Change in assets and liabilities:
Operating lease assets and liabilities	(379)	574
Mortgage notes accrued interest receivable	11	(4,279)
Accounts receivable	35,644	(42,961)
Other assets	(1,924)	(3,065)
Accounts payable and accrued liabilities	5,511	(15,724)
Unearned rents and interest	14,203	(1,883)
Net cash provided by operating activities	236,424	59,478
Investing activities:
Acquisition of and investments in real estate and other assets	(33,203)	(37,128)
Proceeds from sale of real estate	30,821	3,839
Investment in unconsolidated joint ventures	(13,611)	(1,690)
Investment in mortgage notes receivable	(7,670)	(6,438)
Proceeds from mortgage notes receivable paydowns	8,106	414
Investment in promissory notes receivable	(4,379)	—
Proceeds from promissory note receivable paydowns	7,124	69
Proceeds from insurance recovery	30	—
Additions to properties under development	(26,695)	(29,963)
Net cash used by investing activities	(39,477)	(70,897)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	—	750,000
Principal payments on debt	(1,013,765)	—
Deferred financing fees paid	(336)	(2,944)
Costs associated with loan refinancing or payoff (cash portion)	(3,258)	(820)
Net proceeds from issuance of common shares	308	861
Purchase of common shares for treasury for vesting	(2,763)	(6,792)
Purchase of common shares under share repurchase program	—	(105,994)
Dividends paid to shareholders	(55,459)	(166,426)
Net cash (used) provided by financing activities	(1,075,273)	467,885
Effect of exchange rate changes on cash	(109)	(110)
Net change in cash and cash equivalents and restricted cash	(878,435)	456,356
Cash and cash equivalents and restricted cash at beginning of the period	1,028,010	531,440
Cash and cash equivalents and restricted cash at end of the period	$149,575	$987,796
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$1,025,577	$528,763
Restricted cash at beginning of the period	2,433	2,677
Cash and cash equivalents and restricted cash at beginning of the period	$1,028,010	$531,440

Cash and cash equivalents at end of the period	$144,433	$985,372
Restricted cash at end of the period	5,142	2,424
Cash and cash equivalents and restricted cash at end of the period	$149,575	$987,796

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$87,620	$20,547
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,921	$19,956
Credit loss expense related to adoption of ASC Topic 326	$—	$2,163
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$22,126	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$107,456	$105,141
Cash paid during the period for income taxes	$1,193	$995
Interest cost capitalized	$1,341	$829
Change in accrued capital expenditures	$2,172	$(12,232)
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements (Unaudited)

1. Organization

Description of Business
EPR Properties (the Company) was formed on August 22, 1997 as a Maryland real estate investment trust (REIT), and an initial public offering of the Company's common shares of beneficial interest (common shares) was completed on November 18, 1997. Since that time, the Company has been a leading diversified Experiential net lease REIT specializing in select enduring experiential properties. The Company's underwriting is centered on key industry and property cash flow criteria, as well as the credit metrics of the Company's tenants and customers. The Company’s properties are located in the United States and Canada.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Amounts as of December 31, 2020 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 25, 2021.

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

The Company’s variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2021 and December 31, 2020, the Company does not have any investments in consolidated VIEs.

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

As of September 30, 2021, the Company had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company's tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and the nine months ended September 30, 2021, the COVID-19 pandemic negatively affected the Company's business, and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the continuing impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the nine months ended September 30, 2021. The following were impacts to the Company's financial statements and business during the nine months ended September 30, 2021 arising out of or relating to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group.
•The Company reduced rental revenue by $9.1 million due to rent abatements.
•As of September 30, 2021, the Company has deferred amounts due from tenants of approximately $39.2 million and amounts due from borrowers of $1.7 million that are booked as receivables. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. During the nine months ended September 30, 2021, the Company collected $6.0 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, the Company collected $53.5 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by tenant or borrowers.
•Through July 12, 2021, the Company remained in the Covenant Relief Period under the agreement that governs its unsecured revolving credit facility and its unsecured term loan facility (Consolidated Credit Agreement) and the agreement that governs its private placement notes (Note Purchase Agreement). During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company paid higher interest costs during the Covenant Relief Period. The Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Quarterly Report on Form 10-Q, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of the Company's Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at the Company's election, subject to certain conditions), in the case of the Company's Note Purchase Agreement governing its private placement notes. The Company had the right under certain circumstances to terminate the Covenant Relief Period earlier, which it exercised on July 12, 2021.
•On July 12, 2021, the Company provided notice of its election to terminate the Covenant Relief Period early. The Company’s election to terminate the Covenant Relief Period early meant that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements, in each case based on the Company's unsecured debt ratings. By terminating the Covenant Relief Period, the Company was also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends.
•In connection with amending the Company's Consolidated Credit Agreement and Note Purchase Agreement to provide for the Covenant Relief Period discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. During the three months ended September 30, 2021, the Company received an investment grade rating from S&P Global Ratings on its unsecured debt. As a result, the subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements. Additionally, during October of 2021, Moody's revised its outlook on the Company's investment grade rating on its unsecured debt from negative to stable.
•During the nine months ended September 30, 2021, the Company decreased its expected credit losses by $19.7 million due to cash collections from a borrower on a previously fully reserved note and the release of its commitment to fund additional amounts to the borrower as well as a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic.

The monthly cash dividends to common shareholders were temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, the Company resumed regular monthly cash dividends to common shareholders. During the three months ended September 30, 2021, the Company declared cash dividends totaling $0.75 per common share.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $32.2 million and $35.6 million as of September 30, 2021 and December 31, 2020, respectively, are shown as a reduction of debt. The deferred financing costs of $1.7 million and $4.8 million as of September 30, 2021 and December 31, 2020, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases that are classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the nine months ended September 30, 2021, the Company recognized straight-line write-offs totaling $0.2 million. Straight-line rental revenue, net of write-offs, was $3.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Company recognized straight-line write-offs totaling $36.9 million, which were comprised of $25.4 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $25.4 million for the nine months ended September 30, 2020.

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

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2021 and 2020, the Company recognized $2.8 million and $1.4 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2021 and 2020, the non-lease components included in rental revenue totaled $11.2 million and $8.9 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $7.2 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2021 based on a percentage of gross revenue. This variable rent totaled $11.3 million for the nine months ended September 30, 2021.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. As of September 30, 2021, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of September 30, 2021, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the nine months ended September 30, 2021 and 2020.

Concentrations of Risk
AMC and Topgolf USA (Topgolf) represented a significant portion of the Company's total revenue for the nine months ended September 30, 2021 and 2020. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and cash payments have been reduced due to the impact of the COVID-19 pandemic. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC and Topgolf (dollars in thousands):

	Nine Months Ended September 30,
	2021		2020
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$71,000	18.8%	$26,226	8.2%
Topgolf	63,445	16.8%	60,330	18.8%

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

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $13 thousand and $9 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $6.6 million and $8.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $2.9 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $1.7 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority ("FCA") announced that the USD LIBOR will no longer be published after June 30, 2023. At September 30, 2021, the Company had 10 agreements (including debt, derivative, mortgage note and lease agreements) that are indexed to LIBOR, of which three mature prior to June 30, 2023. The Company is monitoring and evaluating the related risks with transitioning these contracts to a replacement index.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Buildings and improvements	$4,557,213	$4,526,342
Furniture, fixtures & equipment	117,978	118,334
Land	1,241,166	1,242,663
Leasehold interests	26,717	26,050
	5,943,074	5,913,389
Accumulated depreciation	(1,142,513)	(1,062,087)
Total	$4,800,561	$4,851,302
Depreciation expense on real estate investments was $119.2 million and $122.1 million for the nine months ended September 30, 2021 and 2020, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the nine months ended September 30, 2021, the Company received various offers to sell two of its vacant properties. As a result, the Company reassessed the expected holding periods of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of these properties. The Company estimated the fair value of these properties by taking into account these purchase offers. The Company reduced the carrying value of the real estate investments, net to $7.0 million. The Company recognized impairment charges of $2.7 million on the real estate investments, which is the amount that the carrying value of the assets exceeded the estimated fair value.

5. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2021 totaled $107.9 million, and included the acquisition of one eat and play property for approximately $26.7 million, spending on build-to-suit development, redevelopment projects and the acquisition of interests in two joint ventures described in Note 9.

During the nine months ended September 30, 2021, the Company completed the sale of two theatre properties, two land parcels and one outparcel for net proceeds totaling $30.8 million and recognized a combined gain on sale of $1.5 million. Subsequent to September 30, 2021, the Company completed the sale of two ski properties for net proceeds of $48.0 million and recognized a gain on sale of approximately $15.4 million.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of September 30, 2021, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

Investment in mortgage notes, including related accrued interest receivable, at September 30, 2021 and December 31, 2020 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		September 30, 2021	December 31, 2020	September 30, 2021
Private school property Mableton, Georgia (1)	2017	9.02%	Prepaid in full	$—	$—	$5,278	$—
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	28,521	27,908	27,045	—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	11,278	11,225	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	9,090	9,398	9,355	—
Ski property Girdwood, Alaska	2019	8.21%	12/31/2029	44,605	44,537	40,680	12,395
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	10,539	10,797	8,630	379
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	71,223	70,422	67,235	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	10,915	11,073	11,929	—
Ski property West Dover and Wilmington, Vermont	2007	11.96%	12/1/2034	51,050	51,045	51,031	—
Four ski properties Ohio and Pennsylvania	2007	10.91%	12/1/2034	37,562	37,506	37,413	—
Ski property Chesterland, Ohio	2012	11.38%	12/1/2034	4,550	4,509	4,396	—
Ski property Hunter, New York	2016	8.72%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,729	18,289	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,285	18,830	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,568	10,408	—
Early childhood education center Lake Mary, Florida	2019	7.98%	5/9/2039	4,200	4,321	4,348	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	14,759	14,799	—
Early childhood education center Lithia, Florida	2017	8.42%	10/31/2039	3,959	3,999	3,737	—
				$368,684	$369,134	$365,628	$12,774

(1) On March 22, 2021, the Company received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property in Mableton, Georgia. No prepayment fee was received in connection with this note payoff.

Investment in notes receivable, including related accrued interest receivable, was $7.3 million at both September 30, 2021 and December 31, 2020, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor has the borrower declared bankruptcy, the Company determined these modifications resulted in a troubled debt restructuring. At September 30, 2021, these note receivables are considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The notes are secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of September 30, 2021 and the notes remain fully reserved with an allowance for credit loss totaling $10.2 million, which represents the outstanding principal balance of the note as of September 30, 2021. Income for this borrower is recognized on a cash basis. During the nine months ended September 30, 2021, the borrower repaid $6.8 million on amounts due under the note and the Company was released from an additional $8.5 million in funding commitments. As a result, the Company recognized a credit loss benefit totaling $15.3 million related to this borrower during the nine months ended September 30, 2021. The remaining credit loss benefit for the nine months ended September 30, 2021 was due to a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2021 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2020	$7,000	$138	$12,854	$12,866	$32,858
Credit loss (benefit) expense	(4,152)	(54)	(2,605)	(12,866)	(19,677)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at September 30, 2021	$2,848	$84	$10,249	$—	$13,181

7. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Receivable from tenants	$41,531	$81,120
Receivable from non-tenants	923	505
Straight-line rent receivable	38,037	34,568
Total	$80,491	$116,193

As of September 30, 2021, receivable from tenants includes payments of approximately $39.2 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. During the nine months ended September 30, 2021, the Company collected $6.0 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, during the nine months ended September 30, 2021, the Company collected $53.5 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for these deferments vary by tenant.

8. Capital Markets and Dividends

During the three and nine months ended September 30, 2021, the Board declared cash dividends of $0.359375 and $1.078125 per share, respectively, on both the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares and $0.5625 and $1.6875 per share, respectively, on the Company's 9.00% Series E cumulative convertible preferred shares.

The monthly cash dividend to common shareholders was temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, the Company resumed regular monthly cash dividends to common shareholders. During the three months ended September 30, 2021, the Company declared cash dividends totaling $0.75 per common share.

During the year ended December 31, 2020, the Company amended the Consolidated Credit Agreement and the Note Purchase Agreement to modify certain provisions and waive its obligations to comply with certain covenants under these agreements. During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company paid higher interest costs during the Covenant Relief Period and the interest rates on the revolving credit and term loan facilities both during and after the Covenant Relief Period are dependent on the Company's unsecured debt ratings.

The amendments to the Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The Company had the right under certain circumstances to terminate the Covenant Relief Period earlier, which it exercised on July 12, 2021 as discussed below.

On July 12, 2021, the Company provided notice of its election to terminate the Covenant Relief Period early and was released from the additional restrictions described above. Also, as a result of this election, effective July 13, 2021, the interest rates for the revolving credit and term loan facilities, based on the Company's unsecured debt ratings, returned to LIBOR plus 1.20% and LIBOR plus 1.35%, respectively (both with a LIBOR floor of zero), and the facility fee on the revolving credit facility was reduced to 0.25%. Additionally, the interest rates for the private placement notes returned to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively.

During the nine months ended September 30, 2021, the Company paid off the balance of $590.0 million on its unsecured revolving credit facility. In addition, the Company paid down principal of approximately $23.8 million on its private placement notes resulting from the sale of assets in accordance with the amendments.

On September 13, 2021, the Company paid off its $400.0 million unsecured term loan facility and $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the three months ended September 30, 2021. In connection with the payoff, the Company terminated the related interest rate swap agreements on its term loan facility for a cash settlement of $3.2 million. Both amounts, totaling $4.7 million, are included in costs associated with loan refinancing or payoff for the three months ended September 30, 2021. See Note 10 for further details.

During the three months ended September 30, 2021, the Company received an investment grade rating from S&P Global Ratings on its unsecured debt, adding to its current investment grade rating from Moody's Investors Services. The Company previously caused certain of its key subsidiaries to guarantee its obligations under its existing bank credit facility, private placement notes and senior unsecured bonds due to a decrease in the Company's credit ratings resulting from the impact of the COVID-19 pandemic. As a result of the Company obtaining an investment grade rating on its long-term unsecured debt from both S&P and Moody's, the Company's subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements. Additionally, during October of 2021, Moody's revised its outlook on the Company's investment grade rating on its unsecured debt from negative to stable.

Subsequent to September 30, 2021, on October 6, 2021, the Company entered into a Third Amended, Restated and Consolidated Credit Agreement, governing a new amended and restated senior unsecured revolving credit facility. The new facility, which will mature on October 6, 2025, replaced the Company’s existing $1.0 billion senior unsecured revolving credit facility and $400.0 million senior unsecured term loan facility. The new facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an “accordion” feature under which the Company may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new facility has the same pricing terms and financial covenants as the prior facility (with improved valuation of certain asset types), as well as customary covenants and events of default. The Company has two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default.

On October 27, 2021, the Company issued $400.0 million in aggregate principal amount of senior notes due November 15, 2031 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.60%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2022 until the stated maturity date. The notes were issued at 99.174% of their face value and are unsecured. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt. Net proceeds from the note offering will be used for the redemption of the Company's senior notes due in 2023 discussed below and for general business purposes, including the acquisition of experiential properties consistent with the Company’s current strategy.

In addition, on October 13, 2021, the Company delivered notice of redemption to redeem all of the $275.0 million principal amount of its 5.25% senior notes due in 2023. The redemption date has been set for November 12, 2021 and the Company will use a portion of the proceeds from the senior note offering completed in October to fund this redemption plus the make-whole premium payment.

9. Unconsolidated Real Estate Joint Ventures

As of September 30, 2021 and December 31, 2020, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of September 30, 2021 and December 31, 2020, the Company had equity investments of $27.2 million and $27.4 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $85.0 million at September 30, 2021, that is due April 1, 2022. The note can be extended for two additional one-year periods upon the satisfaction of certain conditions. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $34.8 million, with $0.2 million remaining to fund at September 30, 2021. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized losses of $2.8 million and $2.5 million during the nine months ended September 30, 2021 and 2020, respectively, and received no distributions during the nine months ended September 30, 2021 and 2020 related to the equity investments in these joint ventures.

As of September 30, 2021 and December 31, 2020, the Company's investments in these two joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at September 30, 2021, is its investment in the joint ventures of $27.2 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $0.2 million.

On August 26, 2021, the Company entered into two real estate joint venture agreements to acquire an experiential lodging property located in Wisconsin with an initial investment of $11.0 million. The Company's investments in these joint ventures were considered to be variable interests, however, the underlying entities are not VIEs. The Company has a 95% interest in these joint ventures and accounts for its investment under the equity method of accounting. The Company's partner, TJO Warrens, LLC and its affiliates, owns the remaining 5% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS.

The joint venture that holds the real property has a secured mortgage loan of $15.0 million at September 30, 2021 and provides for additional draws of approximately $9.6 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required.

As of September 30, 2021, the Company had equity investments of $10.8 million in these two joint ventures. The Company recognized losses of $0.2 million during the three months ended September 30, 2021 and received no distributions during the three months ended September 30, 2021 related to the equity investments in these joint ventures.

In addition, as of September 30, 2021 and December 31, 2020, the Company had equity investments of $0.7 million and $0.8 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. During the nine months ended September 30, 2020, the Company recognized $3.2 million in other-than-temporary impairment charges on these equity investments. The Company determined the estimated fair value of these investments using Level 3 inputs, based primarily on discounted cash flow projections. The Company recognized income of $7 thousand and losses of $649 thousand during the nine months ended September 30, 2021 and 2020, respectively, and received distributions of $90 thousand from its investment in these joint ventures for the nine months ended September 30, 2021. No distributions were received during the nine months ended September 30, 2020.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had no derivative assets at September 30, 2021 and December 31, 2020. The Company had derivative liabilities of $4.4 million and $14.0 million at September 30, 2021 and December 31, 2020, respectively. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2021 or December 31, 2020. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

During the three months ended September 30, 2021, the Company terminated four of its interest rate swap agreements in connection with the payoff of the related unsecured term loan facility. These interest rate swaps had a combined notional amount of $400.0 million at termination and $3.2 million was reclassified into earnings as expense during the three months ended September 30, 2021, as the forecasted future transactions were no longer probable.

At September 30, 2021, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. The interest rate swap agreement outstanding as of September 30, 2021 is summarized below:

Fixed rate	Notional Amount (in millions)	Index	Maturity
1.3925%	$25.0	USD LIBOR	September 30, 2024

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2021, the Company estimates that during the twelve months ending September 30, 2022, $0.3 million of losses will be reclassified from AOCI to interest expense.

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

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2021, the Company estimates that during the twelve months ending September 30, 2022, $0.1 million of losses will be reclassified from AOCI to other expense.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2021, the Company had the following cross-currency swaps designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2021 and 2020.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2021	2020	2021	2020
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$(3,338)	$123	$(3,209)	$(11,550)
Amount of Expense Reclassified from AOCI into Earnings (1)	(4,962)	(2,037)	(9,074)	(4,103)
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	143	(243)	(71)	424
Amount of (Expense) Income Reclassified from AOCI into Earnings (2)	(57)	13	(205)	455
Net Investment Hedges
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	4,456	(3,827)	356	3,160
Amount of Income Recognized in Earnings (2) (3)	97	141	270	475
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$1,261	$(3,947)	$(2,924)	$(7,966)
Amount of Expense Reclassified from AOCI into Earnings	(5,019)	(2,024)	(9,279)	(3,648)
Amount of Income Recognized in Earnings	97	141	270	475

Interest expense, net in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$36,584	$41,744	$114,090	$114,837
Other income in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$8,091	$182	$9,802	$8,171

(1) Included in "Interest expense, net" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.
(2) Included in "Other income" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.
(3) Amounts represent derivative gains excluded from the effectiveness testing.

As of September 30, 2021, the fair value of the Company's derivatives in a liability position related to these agreements was $4.4 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $4.5 million. As of September 30, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at
September 30, 2021 and December 31, 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2021
Cross-Currency Swaps*	$—	$(3,781)	$—	$(3,781)
Interest Rate Swap Agreements*	—	(610)	—	(610)
December 31, 2020
Cross-Currency Swaps*	—	(4,271)	—	(4,271)
Interest Rate Swap Agreements*	—	(9,723)	—	(9,723)
* Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2021 and December 31, 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2021
Real estate investments, net	$—	$6,956	$—	$6,956
December 31, 2020:
Real estate investments, net	$—	$29,684	$9,860	$39,544
Operating lease right-of-use assets	—	—	12,953	12,953
Investment in joint ventures	—	—	771	771
Other assets (1)	—	—	—	—
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheet.

During the nine months ended September 30, 2021, the Company recorded impairment charges related to real estate investments, net on two of its properties. Management estimated the fair values of these investments taking into account various factors including purchase offers, shortened hold periods and market conditions. The Company determined, based on the inputs, that the valuation of these properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value.

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

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2021 and December 31, 2020:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2021, the Company had a carrying value of $369.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.02%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.96%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.25% to 9.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $406.0 million with an estimated weighted average market rate of 7.80% at September 30, 2021.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2021, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average interest rate of approximately 0.13%. The carrying value of the variable rate debt outstanding approximated the fair value at September 30, 2021.

At December 31, 2020, the Company had a carrying value of $1.0 billion in variable rate debt outstanding with a weighted average interest rate of approximately 2.23%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2020.

At September 30, 2021 and December 31, 2020, $25.0 million and $425.0 million, respectively, of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At September 30, 2021, the Company had a carrying value of $2.69 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.54%. Discounting the future cash flows for fixed rate debt using September 30, 2021 market rates of 1.91% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.86 billion with an estimated weighted average market rate of 3.04% at September 30, 2021.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands except per share information):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$32,117			$54,049
Less: preferred dividend requirements	(6,033)			(18,100)
Net income available to common shareholders	$26,084	74,804	$0.35	$35,949	74,738	$0.48
Diluted EPS:
Net income available to common shareholders	$26,084	74,804		$35,949	74,738
Effect of dilutive securities:
Share options and performance shares	—	107		—	81
Net income available to common shareholders	$26,084	74,911	$0.35	$35,949	74,819	$0.48

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(85,904)			$(111,751)
Less: preferred dividend requirements	(6,034)			(18,102)
Net loss available to common shareholders	$(91,938)	74,613	$(1.23)	$(129,853)	76,456	$(1.70)
Diluted EPS:
Net loss available to common shareholders	$(91,938)	74,613		$(129,853)	76,456
Effect of dilutive securities:
Share options and performance shares	—	—		—	—
Net loss available to common shareholders	$(91,938)	74,613	$(1.23)	$(129,853)	76,456	$(1.70)

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

The following shares have an anti-dilutive effect and are therefore excluded from the calculation of diluted earnings per share:
•The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2021 and 2020.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2021 and 2020.
•Outstanding options to purchase 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for both the three and nine months ended September 30, 2021.
•Outstanding options to purchase 117 thousand common shares at per share prices ranging from $44.62 to $76.63 for both the three and nine months ended September 30, 2020.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for both the three and nine months ended September 30, 2021 and 2020 as performance and market conditions were not met.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. The 2016 Equity Incentive Plan was amended by shareholders at the May 28, 2021 annual shareholder meeting. The amendment increased the number of authorized shares issuable under the plan from 1,950,000 shares to 3,950,000 shares. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At September 30, 2021, there were 2,362,709 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36
Exercised	(4,065)	47.77	—	47.77	47.77
Granted	1,838	44.44	—	44.44	44.44
Forfeited/Expired	(4,806)	45.20	—	61.79	51.42
Outstanding at September 30, 2021	109,657	$44.44	—	$76.63	$56.69

The weighted average fair value of options granted was $20.34 and $3.73 during the nine months ended September 30, 2021 and 2020, respectively. The intrinsic value of share options exercised was $7 thousand and $22 thousand for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes outstanding and exercisable options at September 30, 2021:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.44 - 49.99	22,295	3.1			20,457	0.9
50.00 - 59.99	31,008	2.8			30,050	2.6
60.00 - 69.99	52,198	4.8			50,031	3.7
70.00 - 76.63	4,156	6.3			3,186	6.0
	109,657	3.9	$56.69	$66	103,724	2.9	$56.48	$57

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	445,402	$68.47
Granted	246,562	44.44
Vested	(201,380)	67.87
Forfeited	(10,025)	59.75
Outstanding at September 30, 2021	480,559	$56.58	1.10
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $6.6 million and $16.0 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, unamortized share-based compensation expense related to nonvested shares was $12.8 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2020	56,338
Granted	102,438
Outstanding at September 30, 2021	158,776

The number of common shares issuable upon settlement of the performance shares granted during the nine months ended September 30, 2021 and 2020, will be based upon the Company's achievement level relative to the following performance measures at December 31, 2023 and 2022, respectively: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.6 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2023 and 2022 for performance shares granted in 2021 and 2020, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the nine months ended September 30, 2021: risk-free interest rate of 0.2%, volatility factors in the expected market price of the Company's common shares of 69% and an expected life of approximately three years.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2021, achievement of the performance condition was deemed probable for the performance shares granted during the nine months ended September 30, 2021, with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million. Achievement of the performance condition for the performance shares granted during the nine months ended September 30, 2020 was deemed not probable at September 30, 2021.

At September 30, 2021, unamortized share-based compensation expense related to nonvested performance shares was $7.8 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the nine months ended September 30, 2021 and 2020, the Company accrued dividend equivalents expected to be paid on earned awards of $65 thousand and $29 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	74,767	$31.57
Granted	43,306	49.15
Vested	(74,767)	31.57
Outstanding at September 30, 2021	43,306	$49.15	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. At September 30, 2021, unamortized share-based compensation expense related to restricted share units was $1.4 million.

14. Operating Leases

The Company’s real estate investments are leased under operating leases. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these lease arrangements continue to be classified as operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2021 and December 31, 2020, the Company was lessee in 54 and 53 operating ground leases, respectively. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of September 30, 2021, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, one of these properties is vacant. In the event the tenant fails to pay the ground lease rent or if the property is vacant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2021	2020	2021	2020
Operating leases (1)	Rental revenue	$117,408	$54,785	$325,429	$283,891
Sublease income - operating ground leases (2)	Rental revenue	$5,632	$806	$16,108	$4,274

Lease costs
Operating ground lease cost	Property operating expense	$5,827	$6,015	$17,051	$18,515
Operating office lease cost	General and administrative expense	$226	$226	$678	$678
Operating lease right-of-use asset impairment charges (3)	Impairment charges	$—	$—	$—	$15,009

(1) During the three and nine months ended September 30, 2020, the Company wrote-off straight-line rent receivables of $20.4 million and $25.4 million, respectively, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Additionally, during the three and nine months ended September 30, 2020, the Company wrote-off lease receivables from tenants totaling $22.8 million and $23.0 million, respectively, to minimum rent and percentage rent classified in rental revenue in the accompanying consolidated statements of income (loss) and comprehensive income (loss) related to tenants being recognized on a cash basis.
(2) During the three and nine months ended September 30, 2020, the Company wrote-off sub-lessor ground lease straight-line rent receivables totaling $3.5 million and $11.5 million, respectively, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Additionally, during both the three and nine months ended September 30, 2020, the Company wrote-off sub-lessor ground lease receivables from tenants totaling $1.4 million, to minimum rent classified in rental revenue in the accompanying consolidated statements of income (loss) and comprehensive income (loss) related to tenants being recognized on a cash basis.
(3) During the nine months ended September 30, 2020, the Company recognized impairment charges of $15.0 million related to the operating lease right-of-use assets at two of its properties.

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,060,248	$511,170	$149,739	$5,721,157

	As of December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,133,486	$529,755	$1,040,944	$6,704,185

Operating Data:
	Three Months Ended September 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$113,589	$9,451	$—	$123,040
Other income	8,052	—	39	8,091
Mortgage and other financing income	8,283	233	—	8,516
Total revenue	129,924	9,684	39	139,647

Property operating expense	13,572	16	227	13,815
Other expense	7,851	—	—	7,851
Total investment expenses	21,423	16	227	21,666
Net operating income - before unallocated items	108,501	9,668	(188)	117,981

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(11,154)
Costs associated with loan refinancing or payoff				(4,741)
Interest expense, net				(36,584)
Transaction costs				(2,132)
Credit loss benefit				14,096
Impairment charges				(2,711)
Depreciation and amortization				(42,612)
Equity in loss from joint ventures				(418)
Gain on sale of real estate				787
Income tax expense				(395)
Net income				32,117
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$26,084

Operating Data:
	Three Months Ended September 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$40,270	$15,321	$—	$55,591
Other income	14	13	155	182
Mortgage and other financing income	7,761	343	—	8,104
Total revenue	48,045	15,677	155	63,877

Property operating expense	13,011	550	198	13,759
Other expense	2,680	—	—	2,680
Total investment expenses	15,691	550	198	16,439
Net operating income - before unallocated items	32,354	15,127	(43)	47,438

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(10,034)
Interest expense, net				(41,744)
Transaction costs				(2,776)
Credit loss expense				(5,707)
Impairment charges				(11,561)
Depreciation and amortization				(42,059)
Equity in loss from joint ventures				(1,044)
Income tax expense				(18,417)
Net loss				(85,904)
Preferred dividend requirements				(6,034)
Net loss available to common shareholders of EPR Properties				$(91,938)

Operating Data:
	Nine Months Ended September 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$313,424	$28,113	$—	$341,537
Other income	9,442	—	360	9,802
Mortgage and other financing income	24,663	772	—	25,435
Total revenue	347,529	28,885	360	376,774

Property operating expense	42,985	113	708	43,806
Other expense	13,428	—	—	13,428
Total investment expenses	56,413	113	708	57,234
Net operating income - before unallocated items	291,116	28,772	(348)	319,540
Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(33,866)
Costs associated with loan refinancing or payoff				(4,982)
Interest expense, net				(114,090)
Transaction costs				(3,342)
Credit loss benefit				19,677
Impairment charges				(2,711)
Depreciation and amortization				(123,476)
Equity in loss from joint ventures				(3,000)
Gain on sale of real estate				1,499
Income tax expense				(1,200)
Net income				54,049
Preferred dividend requirements				(18,100)
Net income available to common shareholders of EPR Properties				$35,949

Operating Data:
	Nine Months Ended September 30, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$243,134	$45,031	$—	$288,165
Other income	7,227	13	931	8,171
Mortgage and other financing income	23,913	1,000	—	24,913
Total revenue	274,274	46,044	931	321,249

Property operating expense	39,854	1,719	608	42,181
Other expense	15,012	—	—	15,012
Total investment expenses	54,866	1,719	608	57,193
Net operating income - before unallocated items	219,408	44,325	323	264,056

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(31,454)
Costs associated with loan refinancing or payoff				(820)
Interest expense, net				(114,837)
Transaction costs				(4,622)
Credit loss expense				(10,383)
Impairment charges				(62,825)
Depreciation and amortization				(128,319)
Equity in loss from joint ventures				(3,188)
Impairment charges on joint ventures				(3,247)
Gain on sale of real estate				242
Income tax benefit				(16,354)
Net loss				(111,751)
Preferred dividend requirements				(18,102)
Net loss available to common shareholders of EPR Properties				$(129,853)

16. Other Commitments and Contingencies

As of September 30, 2021, the Company had 15 development projects with commitments to fund an aggregate of approximately $66.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2021, the Company had two mortgage notes with commitments totaling approximately $12.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2021, the Company had four surety bonds outstanding totaling $33.3 million.

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

As of September 30, 2021, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.1 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.5 billion at September 30, 2021. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2021 and December 31, 2020. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2021, our Experiential investments comprised $5.9 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of September 30, 2021, our Experiential segment (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•177 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•13 ski properties;
•eight experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of September 30, 2021, our owned Experiential real estate portfolio consisted of approximately 19.4 million square feet, which was 95.0% leased and included a total of $40.4 million in property under development and undeveloped land inventory.

As of September 30, 2021, our Education segment (excluding undeveloped land inventory) consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of September 30, 2021, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased and included $1.7 million in undeveloped land inventory.

The combined owned portfolio consisted of 20.8 million square feet and was 96% leased.

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

As of September 30, 2021, we had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration or any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides and, in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and the nine months ended September 30, 2021, the COVID-19 pandemic negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the continuing impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the nine months ended September 30, 2021. The following were impacts to our financial statements during the nine months ended September 30, 2021 arising out of or relating to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group.
•We reduced rental revenue by $9.1 million due to rent abatements.
•As of September 30, 2021, we have deferred amounts due from tenants of approximately $39.2 million and amounts due from borrowers of $1.7 million that are booked as receivables. Additionally, we have amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. The repayment terms for all of these deferments vary by tenant or borrowers.
•Through July 12, 2021, we remained in the Covenant Relief Period under the agreement that governs our unsecured revolving credit facility and our unsecured term loan facility ("Consolidated Credit Agreement") and the agreement that governs our private placement notes ("Note Purchase Agreement"). During the Covenant Relief Period, our obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. We paid higher interest costs during the Covenant Relief Period. The Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Quarterly Report on Form 10-Q, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of our Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at our election, subject to certain conditions), in the case of our Note Purchase Agreement governing our private placement notes. We had the right under certain circumstances to terminate the Covenant Relief Period earlier, which we exercised on July 12, 2021.
•On July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early. Our election to terminate the Covenant Relief Period early meant that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements, in each case based on our unsecured debt ratings. By terminating the Covenant Relief Period, we were also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends.
•In connection with amending our Consolidated Credit Agreement and Note Purchase Agreement to provide for the Covenant Relief Period discussed above, certain of our key subsidiaries guaranteed our obligations based on our unsecured debt ratings. During the three months ended September 30, 2021, we received an investment grade rating from S&P Global Ratings on our unsecured debt. As a result, the subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements. Additionally, during October of 2021, Moody's revised its outlook on our investment grade rating related to our unsecured debt from negative to stable.
•During the nine months ended September 30, 2021, we decreased our expected credit losses by $19.7 million due to cash collections from a borrower on a previously fully reserved note and the release of our commitments to fund additional amounts to the borrower as well as a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic.

The monthly cash dividends to common shareholders were temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, we resumed regular monthly cash dividends to common shareholders. During the three months ended September 30, 2021, we declared cash dividends totaling $0.75 per common share.

Collections of rent and interest were impacted by the COVID-19 pandemic. During the three months ended September 30, 2021, tenants and borrowers paid approximately 90% of contractual cash revenue. During the nine months ended September 30, 2021, we collected $53.5 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable and approximately $6.0 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. Contractual cash revenue is an operational measure and represents aggregate cash payments for which we are entitled under existing contracts, excluding the impact of any temporary abatements or deferrals, percentage rent (rents received over base amounts), non-cash revenue and revenue from taxable REIT subsidiaries ("TRSs"). While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the Financial Accounting Standards Board ("FASB") Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Operating Results
Our total revenue, net income (loss) available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Total revenue	$139.6	$63.9	118%	$376.8	$321.2	17%
Net income (loss) available to common shareholders per diluted share	$0.35	$(1.23)	128%	$0.48	$(1.70)	128%
FFOAA per diluted share	$0.86	$(0.16)	638%	$2.01	$1.25	61%

The major factors impacting our results for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 were as follows:
•The effects of the COVID-19 pandemic as described above;
•The effect of write-offs of receivables from tenants and straight-line receivables totaling $62.6 million recognized during the nine months ended September 30, 2020;
•The effect of property acquisitions as well as dispositions and mortgage note payoffs that occurred in 2021 and 2020;
•The change in other income and other expenses primarily due to the government-required closure of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York due to the COVID-19 pandemic in mid-March of 2020 and the re-opening of this property in July of 2021;
•The increase in costs associated with loan refinancing or payoff;
•The decrease in interest expense due to the repayment of our unsecured term loan facility and revolving credit facility;
•The decrease in credit loss (benefit) expense, impairment charges and income tax expense.

For further detail on items impacting our operating results, see the section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the nine months ended September 30, 2021, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2021 and 2020 totaled $107.9 million and $62.3 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2021
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$4,190	$3,785	$405	$—	$—	$—
Eat & Play	36,414	9,347	315	26,752	—	—
Attractions	46	—	46	—	—	—
Ski	5,546	—	—	—	5,546	—
Experiential Lodging	55,193	16,300	11,070	—	—	27,823
Cultural	4,394	—	15	—	4,379	—
Fitness & Wellness	2,124	—	—	—	2,124	—
Total Experiential	107,907	29,432	11,851	26,752	12,049	27,823

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$107,907	$29,432	$11,851	$26,752	$12,049	$27,823

Nine Months Ended September 30, 2020
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$28,959	$3,515	$3,336	$22,108	$—	$—
Eat & Play	14,989	13,915	1,074	—	—	—
Attractions	655	—	655	—	—	—
Ski	89	—	—	—	89	—
Experiential Lodging	13,673	10,849	1,134	—	—	1,690
Cultural	156	—	156	—	—	—
Fitness & Wellness	3,768	—	—	—	3,768	—
Total Experiential	62,289	28,279	6,355	22,108	3,857	1,690

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$62,292	$28,279	$6,355	$22,108	$3,860	$1,690

The above amounts include $1.3 million and $0.8 million in capitalized interest for the nine months ended September 30, 2021 and 2020, respectively, and $0.3 million in capitalized other general and administrative direct project costs for both the nine months ended September 30, 2021 and 2020. Excluded from the table above is approximately $2.8 million and $11.1 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2021 and 2020, respectively.

We limited our investment spending during the three and nine months ended September 30, 2021 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. As discussed in more detail in Note 8, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early. Effective July 13, 2021, we were released from certain restrictions under the credit facilities and private placement notes that limited our investments and capital expenditures.

Impairment Charges
During the nine months ended September 30, 2021, we received various offers to purchase two vacant properties. As a result, we reassessed the expected holding periods of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of these properties. Accordingly, we recognized impairment charges of $2.7 million on the real estate investments for these two properties.

Dispositions
During the nine months ended September 30, 2021, we completed the sale of two theatre properties and three land parcels for net proceeds totaling $30.8 million. In connection with these sales, we recognized a combined gain on sale of $1.5 million. Subsequent to September 30, 2021, we completed the sale of two ski properties for net proceeds of $48.0 million and recognized a gain on sale of approximately $15.4 million.

On March 22, 2021, we received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property. No prepayment fee was received in connection with this note payoff.

Results of Operations

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Minimum rent (1)	$114,375	$69,697	$44,678	$315,665	$297,505	$18,160
Percentage rent (2)	3,149	1,303	1,846	7,195	5,514	1,681
Straight-line rent (3)	981	(17,969)	18,950	3,690	(25,448)	29,138
Tenant reimbursements (4)	4,187	2,413	1,774	14,009	10,280	3,729
Other rental revenue	348	147	201	978	314	664
Total Rental Revenue	$123,040	$55,591	$67,449	$341,537	$288,165	$53,372

Other income (5)	8,091	182	7,909	9,802	8,171	1,631
Mortgage and other financing income	8,516	8,104	412	25,435	24,913	522
Total revenue	$139,647	$63,877	$75,770	$376,774	$321,249	$55,525

(1) For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the increase in minimum rent resulted primarily from an increase of $47.7 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis, less receivable write-offs as well as scheduled rent increases. In addition, there was an increase in minimum rent of $2.5 million related to property acquisitions and developments completed in 2021 and 2020. This was partially offset by a decrease in rental revenue of $5.0 million from property dispositions and $0.5 million due to vacant properties.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the increase in minimum rent resulted primarily from an increase of $34.9 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis, less receivable write-offs as well as scheduled rent increases. In addition, there was an increase in minimum rent of $5.2 million related to property acquisitions and developments completed in 2021 and 2020. This was partially offset by a decrease in rental revenue of $16.0 million from property dispositions and $5.9 million due to vacant properties.

During the nine months ended September 30, 2021, we renewed seven lease agreements on approximately 394 thousand square feet. We experienced an increase of 9.5% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to higher percentage rent recognized from one early childhood education center tenant due to a restructured lease and better performance at two attraction properties and one ski property. These increases were offset by lower percentage rent recognized during the three months ended September 30, 2021 from three private school properties that were disposed of during the fourth quarter of 2020.

The increase in percentage rent for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the same items as for the three months September 30, 2021, and was further offset by higher percentage rents at our gaming property in the first quarter of 2020.

(3) The increase in straight-line rent for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to write-offs totaling $23.9 million and $36.9 million recognized during the three and nine months ended September 30, 2020, respectively, which were comprised of straight-line accounts receivable and sub-lessor ground lease straight-line accounts receivable due to the COVD-19 pandemic. This increase was partially offset by a reduction in straight-line rental revenue due to revenue from several tenants being recognized on a cash basis.

(4) The increase in tenant reimbursements for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to increased collections from cash basis tenants as well as a decrease in COVID-19 contractual abatements.

(5) The increase in other income for the three months ended September 30, 2021, related primarily to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic. Additionally, during the three and nine months ended September 30, 2021 the increase in other income was the result of operating income from two theatre properties.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Property operating expense	$13,815	$13,759	$56	$43,806	$42,181	$1,625
Other expense (1)	7,851	2,680	5,171	13,428	15,012	(1,584)
General and administrative expense	11,154	10,034	1,120	33,866	31,454	2,412
Costs associated with loan refinancing or payoff (2)	4,741	—	4,741	4,982	820	4,162
Interest expense, net (3)	36,584	41,744	(5,160)	114,090	114,837	(747)
Transaction costs	2,132	2,776	(644)	3,342	4,622	(1,280)
Credit loss (benefit) expense (4)	(14,096)	5,707	(19,803)	(19,677)	10,383	(30,060)
Impairment charges (5)	2,711	11,561	(8,850)	2,711	62,825	(60,114)
Depreciation and amortization (6)	42,612	42,059	553	123,476	128,319	(4,843)
Equity in loss from joint ventures	(418)	(1,044)	626	(3,000)	(3,188)	188
Impairment charges on joint ventures (7)	—	—	—	—	(3,247)	3,247
Gain on sale of real estate	787	—	787	1,499	242	1,257
Income tax expense (8)	(395)	(18,417)	18,022	(1,200)	(16,354)	15,154
Preferred dividend requirements	(6,033)	(6,034)	1	(18,100)	(18,102)	2
(1) The increase in other expense for the three months ended September 30, 2021 related primarily to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as operating expenses from two theatre properties.

(2) Costs associated with loan refinancing or payoff for the three and nine months ended September 30, 2021 related to the pay-off of our unsecured term loan facility and the termination of related interest rate swaps.
(3) The decrease in interest expense, net for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, resulted primarily from a decrease in average borrowings. This was partially offset by a decrease in interest income from short-term investments related to cash on hand.

(4) The change in the credit loss (benefit) expense for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to repayments of $6.8 million from a borrower on a previously fully reserved note receivable and the release from an additional $8.5 million in funding commitments. Additionally, the decrease in credit loss expense was due to a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic as well as an improvement in macroeconomic factors.

(5) Impairment charges recognized during the three and nine months ended September 30, 2021 related to two vacant properties that we intend to sell and we determined that the cash flows were not sufficient to recover the carrying value. Impairment charges recognized during the three months ended September 30, 2020, related to two properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic and was comprised of $11.6 million of impairments of real estate investments. Impairment charges recognized during the nine months ended September 30, 2020 related to eight properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic and was comprised of $47.8 million of impairments of real estate investments, and $15.0 million of impairments of operating lease right-of-use assets.

(6) The decrease in depreciation and amortization expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted primarily from property dispositions that occurred during 2020 and 2021 as well as property impairments. This decrease was partially offset by acquisitions and developments completed in 2020 and 2021.

(7) Impairment charges on joint ventures for the nine months ended September 30, 2020 related to other-than-temporary impairment charges on three theatre projects located in China.

(8) The decrease in income tax expense for the three and nine months ended September 30, 2021 compared to the income tax expense for the three and nine months ended September 30, 2020 is primarily related to the recognition of a full valuation allowance on deferred tax assets for our Canadian operations and certain TRSs as a result of the economic uncertainty caused by the COVID-19 pandemic.

Liquidity and Capital Resources

Cash and cash equivalents were $144.4 million at September 30, 2021. In addition, we had restricted cash of $5.1 million at September 30, 2021. Of the restricted cash at September 30, 2021, $4.1 million related to cash held for our tenants' off-season rent reserves and $1.0 million related primarily to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
At September 30, 2021, we had total debt outstanding of $2.7 billion of which 99% was unsecured.

At September 30, 2021, we had outstanding $2.4 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.75% to 5.25%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On October 27, 2021, we issued $400.0 million in aggregate principal amount of senior notes due November 15, 2031 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.60%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2022 until the stated maturity date. The notes were issued at 99.174% of their face value and are unsecured. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of our secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Net proceeds from the note offering will be used for the redemption of our senior notes due in 2023 discussed below and for general business purposes, including the acquisition of experiential properties consistent with our current strategy.

In addition, on October 13, 2021, we delivered notice of redemption to redeem all of the $275.0 million principal amount of our 5.25% senior notes due in 2023. The redemption date has been set for November 12, 2021 and we will use a portion of the proceeds from the senior note offering discussed above to fund this redemption plus the make-whole premium payment estimated to be approximately $20.1 million based on interest rates as of October 29, 2021 (the final make-whole premium will be determined closer to the redemption date).

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

Due to improved financial performance, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early. Our election to terminate the Covenant Relief Period early meant that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements, in each case based on our unsecured debt ratings. By terminating the Covenant Relief Period, we were also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends.

On September 13, 2021, we paid off our $400.0 million unsecured term loan facility and $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the three months ended September 30, 2021 and are included in costs associated with loan refinancing. In connection with the pay off, we terminated the related interest rate swap agreements on our term loan facility for a cash settlement of $3.2 million.

At September 30, 2021, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Effective July 13, 2021, after we terminated the Covenant Relief Period, the interest rate, based on our unsecured debt ratings, returned to LIBOR plus 1.20% (with a LIBOR floor of zero) and the facility fee on the revolving credit facility was reduced to 0.25%.

Subsequent to September 30, 2021, on October 6, 2021, we entered into a Third Amended, Restated and Consolidated Credit Agreement, governing a new amended and restated senior unsecured revolving credit facility. The new facility, which will mature on October 6, 2025, replaced our existing $1.0 billion senior unsecured revolving credit facility and $400.0 million senior unsecured term loan facility. The new facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an “accordion” feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new facility has the same pricing terms and financial covenants as the prior facility (with improved valuation of certain asset types), as well as customary covenants and events of default. We have two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default.

At September 30, 2021, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At September 30, 2021, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively. During the nine months ended September 30, 2021, we used a portion of our cash proceeds from property sales to reduce the principal of our private placement notes by $23.8 million in accordance with the above amendments to the Note Purchase Agreement.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

During the three months ended September 30, 2021, we received an investment grade rating from S&P Global Ratings on our unsecured debt, adding to our current investment grade rating from Moody's Investors Services. Additionally, during October of 2021, Moody's revised its outlook on our investment grade rating on our unsecured debt from negative to stable. As discussed above, we previously caused certain of our key subsidiaries to guarantee our obligations under our existing bank credit facility, private placement notes and senior unsecured bonds due to a decrease in our credit ratings resulting from the impact of the COVID-19 pandemic. As a result of us obtaining an investment grade rating on our long-term unsecured debt from both S&P and Moody's, our subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements.

Additionally, the debt instruments described above contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at September 30, 2021.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$236,424	$59,478
Net cash used by investing activities	(39,477)	(70,897)
Net cash (used) provided by financing activities	(1,075,273)	467,885

As discussed above, we have agreed to rent and mortgage payment deferral arrangements with most of our customers as a result of the COVID-19 pandemic. Under these deferral arrangements, our customers are required to resume rent and mortgage payments at negotiated times, and begin repaying deferred amount under negotiated schedules. In addition, the continuing impact of the COVID-19 pandemic may result in further extensions or adjustments for our customers, which we cannot predict at this time.
Commitments
As of September 30, 2021, we had 15 development projects with commitments to fund an aggregate of approximately $66.9 million, of which approximately $0.3 million is expected to be funded in 2021. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2021, we had two mortgage notes with commitments totaling approximately $12.8 million of which approximately $2.4 million is expected to be funded in 2021. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2021, we had four surety bonds outstanding totaling $33.3 million.

Liquidity Analysis
We currently anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments, including to fund our operations, make recurring debt service payments, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

After our senior notes due 2023 are redeemed in November of 2021, we will have no scheduled debt payments due until 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the continuing economic uncertainty caused by the COVID-19 pandemic.

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

Our net debt to adjusted EBITDAre ratio was not meaningful at September 30, 2021 given the temporary disruption caused by the COVID-19 pandemic and the associated accounting for tenant rent deferrals and other lease modifications. Our net debt to gross assets ratio was 38% as of September 30, 2021 (see "Non-GAAP Financial Measures" for calculation).

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2021 and 2020 and reconciles such measures to net income (loss) available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO:
Net income (loss) available to common shareholders of EPR Properties	$26,084	$(91,938)	$35,949	$(129,853)
Gain on sale of real estate	(787)	—	(1,499)	(242)
Impairment of real estate investments, net (1)	2,711	11,561	2,711	47,816
Real estate depreciation and amortization	42,415	41,791	122,856	127,467
Allocated share of joint venture depreciation	966	369	1,779	1,130
Impairment charges on joint ventures	—	—	—	3,247
FFO available to common shareholders of EPR Properties	$71,389	$(38,217)	$161,796	$49,565

FFOAA:
FFO available to common shareholders of EPR Properties	$71,389	$(38,217)	$161,796	$49,565
Costs associated with loan refinancing or payoff	4,741	—	4,982	820
Transaction costs	2,132	2,776	3,342	4,622
Impairment of operating lease right-of-use assets(1)	—	—	—	15,009
Credit loss (benefit) expense	(14,096)	5,707	(19,677)	10,383
Gain on insurance recovery (included in other income)	—	—	(30)	—
Deferred income tax benefit	—	18,035	—	15,246
FFOAA available to common shareholders of EPR Properties	$64,166	$(11,699)	$150,413	$95,645

AFFO:
FFOAA available to common shareholders of EPR Properties	$64,166	$(11,699)	$150,413	$95,645
Non-real estate depreciation and amortization	197	268	620	852
Deferred financing fees amortization	2,210	1,498	5,331	4,783
Share-based compensation expense to management and trustees	3,759	3,410	11,218	10,382
Amortization of above and below market leases, net and tenant allowances	(98)	(124)	(293)	(384)
Maintenance capital expenditures (2)	(690)	(8,911)	(2,913)	(11,130)
Straight-lined rental revenue	(981)	17,969	(3,690)	25,448
Straight-lined ground sublease expense	98	216	293	599
Non-cash portion of mortgage and other financing income	55	71	(332)	(117)
AFFO available to common shareholders of EPR Properties	$68,716	$2,698	$160,647	$126,078

FFO per common share:
Basic	$0.95	$(0.51)	$2.16	$0.65
Diluted	0.95	(0.51)	2.16	0.65
FFOAA per common share:
Basic	$0.86	$(0.16)	$2.01	$1.25
Diluted	0.86	(0.16)	2.01	1.25
Shares used for computation (in thousands):
Basic	74,804	74,613	74,738	76,456
Diluted	74,911	74,613	74,819	76,456

Other financial information:
Dividends per common share	$0.7500	$—	$0.7500	$1.5150

(1) Impairment charges recognized during the three and nine months ended September 30, 2020 totaled $62.8 million, which was comprised of $47.8 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for each of the three and nine months ended June 30, 2021 and 2020, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO and FFOAA per share because the effect is anti-dilutive.

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

Adjusted EBITDAre
Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding gain on insurance recovery, severance expense, credit loss (benefit) expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees. For the three months ended September 30, 2020, Adjusted EBITDAre was further adjusted to reflect Adjusted EBITDAre on a cash basis related to Regal and one attraction tenant.

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

Reconciliations of debt, total assets and net income (loss) (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets, EBITDAre and Adjusted EBITDAre (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	September 30,
	2021	2020
Net Debt:
Debt	$2,684,063	$3,854,855
Deferred financing costs, net	32,166	35,140
Cash and cash equivalents	(144,433)	(985,372)
Net Debt	$2,571,796	$2,904,623
Gross Assets:
Total Assets	$5,721,157	$6,907,210
Accumulated depreciation	1,142,513	1,072,201
Cash and cash equivalents	(144,433)	(985,372)
Gross Assets	$6,719,237	$6,994,039

Net Debt to Gross Assets	38%	42%

	Three Months Ended September 30,
	2021	2020
EBITDAre and Adjusted EBITDAre:
Net income (loss)	$32,117	$(85,904)
Interest expense, net	36,584	41,744
Income tax expense	395	18,417
Depreciation and amortization	42,612	42,059
Gain on sale of real estate	(787)	—
Impairment of real estate investments, net	2,711	11,561
Costs associated with loan refinancing or payoff	4,741	—
Allocated share of joint venture depreciation	966	369
Allocated share of joint venture interest expense	981	741
EBITDAre	$120,320	$28,987

Transaction costs	2,132	2,776
Credit loss (benefit) expense	(14,096)	5,707
Accounts receivable write-offs from prior periods (1)	—	13,533
Straight-line receivable write-offs from prior periods (1)	—	19,927
Adjusted EBITDAre	$108,356	$70,930

(1) Included in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Rental revenue includes the following:
	Three Months Ended September 30,
	2021	2020
Minimum rent	$114,375	$83,230
Accounts receivable write-offs from prior periods	—	(13,533)
Tenant reimbursements	4,187	2,413
Percentage rent	3,149	1,303
Straight-line rental revenue	981	1,958
Straight-line receivable write-offs from prior periods	—	(19,927)
Other rental revenue	348	147
Rental revenue	$123,040	$55,591

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

	September 30, 2021	December 31, 2020
Total Investments:
Real estate investments, net of accumulated depreciation	$4,800,561	$4,851,302
Add back accumulated depreciation on real estate investments	1,142,513	1,062,087
Land held for development	21,875	23,225
Property under development	20,166	57,630
Mortgage notes and related accrued interest receivable	369,134	365,628
Investment in joint ventures	38,729	28,208
Intangible assets, gross (1)	57,962	57,962
Notes receivable and related accrued interest receivable, net (1)	7,338	7,300
Total investments	$6,458,278	$6,453,342

Total investments	$6,458,278	$6,453,342
Operating lease right-of-use assets	175,987	163,766
Cash and cash equivalents	144,433	1,025,577
Restricted cash	5,142	2,433
Accounts receivable	80,491	116,193
Less: accumulated depreciation on real estate investments	(1,142,513)	(1,062,087)
Less: accumulated amortization on intangible assets (1)	(19,362)	(16,330)
Prepaid expenses and other current assets (1)	18,701	21,291
Total assets	$5,721,157	$6,704,185

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2021	December 31, 2020
Intangible assets, gross	$57,962	$57,962
Less: accumulated amortization on intangible assets	(19,362)	(16,330)
Notes receivable and related accrued interest receivable, net	7,338	7,300
Prepaid expenses and other current assets	18,701	21,291
Total other assets	$64,639	$70,223

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2021, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of September 30, 2021, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At September 30, 2021, the joint venture had a secured mortgage loan with an outstanding balance of $85.0 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2021 common shares	—		$—	—	$—
August 1 through August 31, 2021 common shares	382	(1)	50.57	—	—
September 1 through September 30, 2021 common shares	—		—	—	—

Total	382		$50.57	—	$—
(1) The repurchases of equity securities during August 2021 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2021.

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

EPR Properties

Dated:	November 4, 2021	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2021	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)