Form 10-K
period 2021-12-31
EPR PROPERTIES
filed 2022-02-23
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $3,949,315,030.
At February 22, 2022, there were 74,968,015 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the uncertain financial impact of the COVID-19 pandemic, our capital resources and liquidity, our expected pursuit of growth opportunities, our expected cash flows, the performance of our customers, our expected cash collections and our results of operations and financial condition. The estimates presented herein are based on the Company's current expectations and, given the current economic uncertainty, there can be no assurances that the Company will be able to continue to comply with other applicable covenants under its debt agreements, which could materially impact actual performance. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K.

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
•The impact of inflation on our customers and our results of operations;
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
i

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
•Risks associated with the impact of inflation or market interest rates on the value of our shares;
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

The Company remains focused on future growth targeted in experiential property types. Experiential properties have proven to be an enduring sector of the real estate industry and we believe our strategy of diversified growth, industry relationships and the knowledge of our management team, provide us with a distinct competitive advantage. This strategy aligns with the long-term consumer trends of the growing experiential economy and offers the potential for higher growth, increased diversification and better yields. Our Education portfolio, consisting of early childhood education centers and private schools, continues as a legacy investment and provides additional geographic and property diversity. It is our intention to ultimately dispose of our Education portfolio over time.

Throughout the year the Company continued to navigate the COVID-19 pandemic, working closely with tenants. Our properties reopened as vaccines became broadly available and as this happened there was strong pent up demand for the activities our properties offer. The strength of this consumer-led recovery across our experiential properties was illustrated by our increased level of cash collections throughout the year. As the year progressed we met the criteria which allowed for early termination of our debt covenant relief and resumption of our monthly cash dividend to common shareholders. In the fourth quarter we announced several items which enhanced our financial position, including cash collections which exceeded expectations, a new $1.0 billion revolving credit facility and successful issuance of $400.0 million in unsecured notes at a record low coupon for the Company. Our strengthened profile led to rating agency upgrades. With a solidified balance sheet position and an active pipeline, we believe that we are well-positioned to accelerate our growth and expand our portfolio with diversified experiential properties.

We believe that our position is further supported by the fact that our customers offer popular and affordable entertainment and social outlet options, particularly through our theatres, eat & play and cultural venues. Additionally, we believe we benefited from our regional destinations (experiential lodging, ski, attractions and gaming properties) which are drive-to locations that do not require air travel.

The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, and the continuing direct and indirect economic effects of the outbreak and containment measures, all of which are uncertain and cannot be predicted.

We are a self-administered REIT. As of December 31, 2021, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.2 billion). Our investments are generally structured as long-term triple-net leases that require tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.4 billion at December 31, 2021. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2021 and 2020. We currently group our investments into two reportable segments: Experiential and Education. As of December 31, 2021, our Experiential investments comprised $5.8 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments. A more detailed description of the property types included within these segments is provided below.

Going forward, we are particularly focused on experiential property types which allow us to use our experience to mitigate some of the risks inherent in a changing economic environment. We cannot provide any assurance that any such potential investment or acquisition opportunities will arise in the near future, or that we will actively pursue any such opportunities.

Although we are primarily a long-term investor, we may also sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Experiential

As of December 31, 2021, our Experiential segment included total investments of approximately $5.8 billion in the following property types (owned or financed):
•175 theatre properties;
•56 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•11 ski properties;
•eight experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of December 31, 2021, our owned Experiential real estate portfolio of approximately 19.0 million square feet was 96.1% leased and included $42.4 million in property under development and $20.2 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. Although we had no theatre properties closed due to COVID-19 restrictions as of December 31, 2021, the COVID-19 pandemic has continued to have a negative impact on the theatre industry. While studios pushed the majority of movie content to later in 2021 and beyond, certain studios chose to experiment with hybrid content release strategies in support of their direct-to-consumer streaming services. In these cases, the standard movie release strategy referred to as “release windows” was set aside as movies were either simultaneously released in theatres and through streaming services, or simply released directly through streaming services. Results of the various release experiments have demonstrated the economic importance of theatrical exhibition and studios returned to exclusive theatrical releases in late 2021. We believe the release windows are likely to coalesce around 45 days.

Certain theatre tenants continue to be on a cash-basis for revenue recognition purposes due to the ongoing uncertainty. We experienced vacancies at certain theatre properties and have determined to either sell these properties or manage them through a third-party manager. As theatres continue to be impacted by the pandemic, we will evaluate the best strategy for any future vacancies on a property-by-property basis.

The modern megaplex theatre provides a greatly enhanced audio and visual experience for patrons. Prior to the pandemic, there was a trend among national and local exhibitors to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, including the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 20 years from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre has demonstrated that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level. Theatre operators re-initiated investments in improving the customer experience in 2021.

Moviegoing has been a dominant out-of-home entertainment option for decades, with over 1.2 billion tickets sold in North America during 2019 (prior to the pandemic) according to the Motion Picture Association (MPA) 2019 Theme Report. We believe that the evolution in theatres and enhanced customer experience will continue to bring customers back to enjoy film exhibition in a post-pandemic environment. While consumers have the option of watching streaming content at home, data has shown that theatre exhibition and streaming options have successfully coexisted. In fact, a survey published by EY (The Relationship Between Movie Theater Attendance and Streaming Behavior - February, 2020) illustrated that the most frequent moviegoers also spend the most time streaming. This is in part likely due to the fact that the majority of content streamed in-home is series-based content. Additionally, theatre exhibition remains a critical initial distribution platform for studios to fully monetize titles.

While theatres are the largest property type in our Experiential segment currently, it is expected that over time it will become a smaller percent of the portfolio. We expect this to occur as we limit any new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

As of December 31, 2021, our owned theatre properties were leased to 18 different leading theatre operators. A significant portion of our total revenue was from American Multi-Cinema, Inc. ("AMC"), Regal Entertainment Group ("Regal") and Cinemark USA, Inc. ("Cinemark"). For the year ended December 31, 2021, approximately $94.4 million, or 17.8%, $44.6 million or 8.4% and $42.4 million or 8.0% of the Company's total revenue was from AMC, Regal and Cinemark, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing good food and high-quality entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers. These properties have broadly demonstrated a strong recovery from the pandemic.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with quality food and beverage and a long-lived recreational activity, Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue select opportunities related to golf entertainment complexes. A significant portion of our total revenue was from Topgolf, which totaled approximately $86.5 million or 16.3%, of the Company's total revenue for the year ended December 31, 2021.

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

Attractions
Our attractions portfolio consists primarily of waterparks and amusement parks, each of which draw a diverse segment of customers. Prior to the pandemic, outdoor waterparks had historically experienced attendance growth since their inception in 1977. Consumer demand for indoor waterparks was also increasing pre-pandemic, making a trip to the waterpark accessible in all four seasons. Today’s amusement parks offer themed experiences designed to appeal to all ages. These properties have also demonstrated a strong recovery from the impact of the pandemic.

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

Our ski properties were minimally impacted by the pandemic due to the outdoor nature of the activity and the convenient location of our properties. Our tenants adjusted operations to ensure the health and safety of customers, helping to drive attendance at our locations. These properties are leased to, or we have mortgage notes receivable from, three different operators. We expect to continue to pursue opportunities in this area.

Experiential Lodging
Experiential lodging meets the needs of consumers by providing a convenient, central location that combines high-quality lodging amenities with entertainment, recreation and leisure activities. The appeal of these properties attracts multiple generations at once. We have seen demand for experiential lodging return as properties have reopened. Our investments in experiential lodging have been typically structured using triple-net leases, however, we currently operate four properties (three of which are included in an unconsolidated joint venture) through a traditional REIT lodging structure. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries ("TRSs") which are facilitated by management agreements with eligible independent contractors. We expect to continue to pursue opportunities for investments in experiential lodging.

Gaming
Our strategic focus in our gaming portfolio is on casino resorts and hotels leased to leading operators with a strong regulatory track record that seek to drive consumer loyalty and value through quality customer experiences, superior service, world-class affinity programs and continuous innovation on and off the gaming floor. Additionally, we target casino resorts and hotels that provide a wide array of experiential offerings outside of lodging and state-of-the-art gaming. Through live entertainment, various recreational opportunities, dining options and night clubs, the combination of amenities appeals to a broader demographic. In 2021, regional gaming properties continued to demonstrate stronger resilience versus Las Vegas strip casinos, as they are not dependent on air travel and conventions.

As of December 31, 2021, our investment in gaming consisted of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple net lease structures or mortgages.

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

Our cultural investments saw increased demand as they remained open. We believe that demand for cultural activities will continue to build and we expect to continue to pursue opportunities in this area.

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

Education

As of December 31, 2021, our Education segment included total investments of approximately $0.6 billion in the following property types (owned or financed):
•65 early childhood education center properties; and
•9 private school properties.

As of December 31, 2021, our owned Education real estate portfolio of approximately 1.4 million square feet was 100% leased.

Our private schools have been minimally impacted by the pandemic as they were able to migrate from remote to in-person learning. Our early childhood education centers continue to demonstrate recovery as more parents return to working in their offices. As discussed above, our growth going forward will be focused on experiential properties and therefore we do not expect to seek additional opportunities for education properties.

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

Growth Strategies

Our strategic growth is focused on acquiring or developing a high-quality, diversified portfolio of experiential real estate venues which create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. We may also pursue opportunities to provide mortgage financing for these investments in certain situations where this structure is more advantageous than owning the underlying real estate.

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

The pandemic impeded our growth during 2020 and 2021 while our focus has been addressing challenges brought on by the pandemic including monitoring customer status and working with customers to help ensure long-term stability and assisting them in establishing re-opening plans. We expect to return to growth in the near term as our customers' businesses continue to recover and, in turn, our cash flows stabilize.

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

Traditional REIT Lodging Structure
In certain limited instances, we have utilized traditional REIT lodging structures, where we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in TRSs which are facilitated by management agreements with eligible independent contractors. However, we currently anticipate migrating over time some of what we hold in such structures to more traditional net lease or mortgage arrangements.

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

Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and customer. In pursuing this diversification strategy, we will target experiential business operators that we view as leaders in their property types and have the ability to compete effectively and perform under their agreements with the Company.

Dispositions
We will consider discretionary property dispositions for reasons such as under performance, opportunistically taking advantage of an above-market offer, reducing exposure related to a certain tenant, property type or geographic area, or creating price awareness of a certain property type.

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

Payment of Regular Dividends
We pay dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis). We temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020. We reinstituted this monthly cash dividend in July 2021 at a rate of $0.25 per common share. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed, and may continue to seek to finance, experiential and other specialty properties as new properties are developed or become available for acquisition.

Human Capital

Our strategy is specializing in investments in select enduring experiential properties in the real estate industry, and our people are vital to our success in executing on this strategy. As a human-capital intensive business, the long-term success of our firm depends on our people. Our Senior Vice President, Human Resources and Administration works in conjunction with our Executive Vice President and General Counsel, who reports directly to our Chief Executive Officer, to develop and oversee our human capital management objectives, programs and initiatives. In addition, our Board of Trustees is actively involved in our human capital management in its oversight of our long-term strategy and through its Compensation and Human Capital Committee and engagement with management. Our management regularly reports to the Compensation and Human Capital Committee regarding management's human capital objectives, programs and initiatives.

Our key human capital objectives are to attract, retain and develop the highest quality talent to ensure that we have the right talent, in the right place, at the right time. To achieve these objectives, our human capital programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools, and resources to enable employees at work. As of December 31, 2021, we had 53 full-time employees.

Examples of key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

•Employee Engagement. We use Gallup to measure employee engagement through a survey administered annually. This helps us to understand the overall level of engagement of our associates. By focusing on engagement we gather valuable information needed to engage and retain the most talented associates.

•Development. We provide opportunities for our associates to learn and thrive as professionals, including educational reimbursement, mentorship, executive coaching and ongoing professional development. Annually, EPR hosts leadership development sessions for all levels of our organization. In 2021, we hosted and facilitated virtual sessions with an external professional, focused on “Elevating Your Leadership.”

•Diversity, equity and inclusion ("DE&I"). Our DE&I objectives are to ensure our culture is evolving and inclusive, and build teams that reflect the life experiences of our customers and the ultimate consumers of our customers’ services. Specific steps we have taken to address our commitment to DE&I include:
▪Hosting in 2021 culture-changing and learning opportunities regarding DE&I with external experts and the response was overwhelmingly positive;
▪Adopting policies with respect to recruiting processes to ensure an active approach to diversification at all areas of our organization including requiring diverse candidates be interviewed for every open position;
▪Establishing a partnership with a local charter school to provide internship opportunities to diverse alumni as a means to invest in a future and local diverse talent pipeline; and
▪Sponsoring since 2015, the EPR Women’s Initiative Network ("EWIN"), that represents and supports our diverse communities within our workforce. EWIN facilitates networking and connections with peers, outreach and mentoring, leadership and skill development. Most of our employees regularly participate in EWIN programs.

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

•Community & Social Impact. Giving back is one of our core values. We demonstrate this through our charitable giving program, EPR Impact, a key cornerstone of our social responsibility. Through a number of employees actively engaged in nonprofits and our commitment to donating to and sponsoring charitable causes and events, we are fortunate to partner with amazing organizations both locally and nationally. As a benefit to employees, EPR Impact’s annual budget includes a pool of funds to support employee-directed contributions to nonprofit organizations where an employee is personally involved. Additionally, EPR will match employee contributions annually up to a given amount for contributions from their personal funds to nonprofit organizations that meet the criteria of the program. In response to the COVID-19 pandemic, “EPRcares” was formed as a way to raise employee funds to provide relief to local front-line workers. This initiative raised over $47,000 and aided 51 organizations in 2020. Additionally, in both 2020 and 2021 EPR Impact supported a giving initiative, “The Amazing Giving Race,” for employees to support local charities and other causes.

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

Risks That May Impact Our Financial Condition or Performance

The novel coronavirus, or COVID-19, has negatively impacted and caused disruption to, and the future outbreak of any additional variants of COVID-19 or any other highly infectious or contagious diseases could materially and adversely impact or cause disruption to, our performance, financial condition, results of operations and cash flows.
The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties given that such properties involve congregate social activity and discretionary consumer spending. Although many of these health and safety measures have been lifted, the extent of the impact of the COVID-19 pandemic on the Company's business still remains highly uncertain and difficult to predict. Most of our tenants and borrowers announced temporary closures of their operations during this pandemic. Many experts predicted that the pandemic would trigger a period of global economic slowdown or a global recession. The COVID-19 pandemic has negatively affected, and the COVID-19 pandemic (or a future outbreak of any additional variants of COVID-19 or other pandemic) could have material and adverse effects on, our ability, and the ability of our customers, to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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
•many of our tenants and borrowers incurred additional debt and liabilities during the COVID-19 pandemic and may have more credit risk than before;
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
•disruptions in the labor market may impact tenants’ and borrowers’ ability to operate or incur increased labor costs;
•a deterioration in our and our tenants' and borrowers’ ability to operate in affected areas or delays in the supply of products or services to us and our tenants and borrowers from vendors that are needed for our and our tenants' and borrowers’ efficient operations has adversely affected and may continue to adversely affect our operations and those of our tenants and borrowers; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The ultimate extent to which the COVID-19 pandemic impacts our operations and those of our tenants and borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, among others. The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Such non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility, pay dividends and repurchase common shares under our share repurchase program.

Global economic uncertainty and disruptions in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There exists a high level of global economic uncertainty, including uncertainty regarding inflation and the impact of the COVID-19 pandemic after its subsidence. Regarding experiential industries, it is unclear whether the COVID-19 pandemic will negatively impact future consumer preferences regarding congregate activities, such as those offered by theatres, casinos, restaurants, attractions and other industries in which we invest. Political decisions and uncertainty in the U.S. and abroad, such as the direction and levels of stimulus spending in response to the impact of the COVID-19 pandemic, have contributed to volatility in the global financial markets. Many economists believe that the aftermath of the COVID-19 pandemic will present a significant risk of a recession to the U.S. economy. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. In addition, disruptions in global financial markets may have other adverse effects on us, our tenants, our borrowers or the economy in general.

Inflation could adversely impact our customers and our results of operations.
Inflation, both real or anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants or borrowers. Our long-term leases and loans typically contain provisions such as rent escalators, percentage rent or participating interest, designed to mitigate the adverse impact of inflation. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation which exist on substantially all of our escalation provisions and the uncertainty that percentage rent and participating interest provisions will capture the impact of such inflation through higher revenues realized at the applicable properties. Many of our leases are triple-net and typically require the tenant to pay all property operating expenses and, therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our tenants and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ or borrowers' ability to pay rent or other obligations owed to us.

An increase in our customers' expenses and a failure of their revenues to increase at least with inflation could adversely impact our customers' and our financial condition and our results of operations.

Additionally, a portion of our leases are not triple-net leases which exposes us to the risk of potential "CAM slippage," which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the CAM fees paid by tenants. To the extent any of these leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants which could adversely impact our financial condition and our results of our operations.

Some of our investments have been structured using more traditional REIT lodging structures or are managed through a third-party manager. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries (TRSs) which are facilitated by management agreements with eligible independent contractors. Under this structure and when we manage properties through a third-party manager, we rely on the performance of our properties and the ability of the properties' managers to increase revenues to keep pace with inflation which may be limited by competitive pressures. An increase in our expenses at these properties and a failure of our revenues to increase at least with inflation could adversely impact our financial condition and our results of operations.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. A downturn in the economy, or a trend to not want to go "out of home" could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions. The COVID-19 pandemic significantly reduced and impeded consumer discretionary spending, which severely impacted experiential real estate properties, including those of our customers, and, although consumer discretionary spending is beginning to recover, it is unclear whether the COVID-19 pandemic will negatively impact future consumer preferences regarding congregate activities.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
Our unsecured revolving credit facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants involving our maximum total debt to total asset value; maximum permitted investments; minimum tangible net worth; maximum secured debt to total asset value; maximum unsecured debt to eligible unencumbered properties; minimum unsecured interest coverage; and minimum fixed charge coverage. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. We also have senior notes issued in a private placement transaction that are subject to certain covenants. In addition, some of our properties, including those held in joint ventures, are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage.

The continuing financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. The ultimate extent to which the COVID-19 pandemic impacts our ability to comply with existing financial covenants and obtain financing will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, particularly in light of the continuing effects of the COVID-19 pandemic, and in the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, downgrades in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and future debt instruments.

An increase in interest rates could increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
Although the U.S. Federal Reserve has generally maintained a low benchmark interest rate in recent years, there can be no assurances that the rate will not increase in the future. If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

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

The reduced economic activity that initially resulted from the COVID-19 pandemic severely impacted our tenants' businesses, financial condition and liquidity and caused most of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. The ultimate extent to which the COVID-19 pandemic impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe us money may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect us. We experienced customer defaults resulting from the COVID-19 pandemic, and we may experience future defaults, the breadth of which will depend upon the scope, severity and duration of the COVID-19 pandemic. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.

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
The ability of our tenants to operate successfully in the experiential real estate industry and remain current on their lease obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. During the COVID-19 pandemic, motion picture distributors have increasingly relied upon streaming as a method of delivering product. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films, and motion picture distributors have and may in the future consider alternative film delivery methods. In addition, in August 2020, a U.S. District Court granted the U.S. Department of Justice's request to terminate the Paramount Consent Decrees, which prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres, in addition to other restrictions. The termination was effective immediately for certain restrictions, while other restrictions are subject to a two-year sunset period. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre tenants' operations and, in turn, their ability to perform under their leases.

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. The reduced economic activity resulting from the COVID-19 pandemic severely impacted our tenants' businesses, financial condition and liquidity. The ultimate extent to which the COVID-19 pandemic impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our tenants' and mortgagors' operations and, in turn, their ability to perform under their respective leases or mortgages.

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
AMC, Topgolf, Regal Cinemas Inc. and Cinemark USA, Inc., represent a significant portion of our total revenue. For the year ended December 31, 2021, total revenues of approximately $94.4 million or 17.8% were from AMC, approximately $86.5 million or 16.3% were from TopGolf, approximately $44.6 million or 8.4% were from Regal and approximately $42.2 million or 8% were from Cinemark. The COVID-19 pandemic is severely impacting these tenants' businesses, financial condition and liquidity.

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

On December 14, 2021, a judgement was entered by the Ontario Superior Court of Justice against Cineworld Group PLC (Cineworld), Regal’s parent, to pay Cineplex, Inc. damages in the amount of $1.2 billion Canadian dollars ("CAD"). Cineworld has announced its intention to appeal this judgement. We can give no assurance that the ultimate resolution of this dispute will not adversely impact Regal’s ability to satisfy its obligations to us.

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
We have a significant amount of indebtedness. As of December 31, 2021, we had total debt outstanding of approximately $2.8 billion. Our indebtedness could have important consequences, such as:

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

Subject to the restrictions in our unsecured revolving credit facility and the debt instruments governing our existing senior notes, we may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our unsecured revolving credit facility and the debt instruments governing our existing senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our current debt levels, the risks described above could increase.

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
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these dividends in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our tenants are engaged and the performance of real estate investment trusts generally, all of which have been negatively impacted by the COVID-19 pandemic. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately, particularly in light of the effects of the continuing COVID-19 pandemic.

Our real estate investments are concentrated in experiential real estate properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance experiential real estate properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. In addition, the COVID-19 pandemic severely impacted and may continue to impact experiential real estate properties, particularly theatre operations, given that such properties rely on social interaction and discretionary consumer spending and have been subject to state and local governmental restrictions.

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
We had 53 full-time employees as of December 31, 2021 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Craig L. Evans, our Executive Vice President, General Counsel and Secretary; Greg Zimmerman, our Executive Vice President and Chief Investment Officer; Tonya L. Mater, our Senior Vice President and Chief Accounting Officer and Elizabeth Grace, our Senior Vice President - Human Resources and Administration. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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
As a landlord of gaming facilities or secured creditor to gaming operators, we may be impacted by the risks associated with the gaming industry. Therefore, so long as we make investments in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, such as the COVID-19 pandemic. A component of the rent under our gaming facility lease agreements may be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and any decline in the operating results of our gaming tenants could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

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

We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including the increase in remote access and operations due to the impact of the COVID-19 pandemic. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock. Our service providers, tenants, managers of our properties and other customers and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

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
•the threat of domestic terrorism or pandemic or other illness outbreaks (such as COVID-19 or variants thereof), which could cause consumers to avoid congregate settings;
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
•higher levels of inflation;
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

If a tenant fails to perform on its lease covenants or a manager fails to perform on its management covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants or managers will elect to renew their leases or management agreements when the terms expire. If a tenant or manager does not renew its lease or agreement or if a tenant or a manager defaults on its lease or management obligations, there is no assurance we could obtain a substitute tenant or manager on acceptable terms. If we cannot obtain another quality tenant or manager, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property or obtaining a new manager. In addition, tenants or managers sought concessions or other modifications to existing leases and management agreements as a result of the COVID-19 pandemic.

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
We may continue to acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. Major decisions regarding a joint venture property may require the consent of our partner. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture. However, we cannot ensure that the price we would have to pay or the timing of the acquisition would be favorable to us. If we are invested in a joint venture in which control over significant decisions is shared, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we have commitments to, or on behalf of, or are dependent on, any such "off-balance sheet" arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those commitments or off-balance sheet arrangements.

Our multi-tenant properties expose us to additional risks.
Our entertainment districts in Colorado, New York, California, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including economic downturns or inflation. In addition, the COVID-19 pandemic severely impacted our retail tenants' businesses, financial condition and liquidity, which resulted in most of these tenants failing to satisfy their obligations to us or otherwise seeking modifications to their lease arrangements. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases with tenants and agreements with managers of our properties require them to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases or other agreements. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and reduce our ability to service our debt and pay dividends to shareholders.

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
Our properties in Canada are subject to the risks normally associated with international operations. The rentals under our Canadian leases are payable in CAD, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our Canadian investments.

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
Our dividend policy is determined by our Board of Trustees. Our ability to pay dividends on our common shares or to pay dividends on our preferred shares at their stated rates depends on a number of factors, including our liquidity, our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. In response to the financial impact of the COVID-19 pandemic, we temporarily suspended our monthly cash dividends to common shareholders in 2020. Although we reinstituted this dividend in 2021, there can be no assurances that we will maintain or increase any future common share dividend rate, and the market price of our common shares and possibly our preferred shares could be adversely affected if we fail to maintain or increase such rate. Furthermore, if the Board of Trustees decides to pay dividends on our common shares partially or substantially all in common shares, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.

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

Inflation may have an effect on the value of our shares.
One of the factors that investors may consider is deciding whether to buy or sell our common shares or preferred shares is our ability to increase rent or interest income on existing leases and loans in the event of significant inflation. Our long-term leases and loans typically contain provisions such as rent or interest escalators and percentage rent or percentage interest designed to mitigate the adverse impact of inflation. However, in periods of significant inflation, the impact of these provisions may be limited due to fixed escalators, rent or interest caps and percentage rent or interest breakpoints. Accordingly, if inflation increases significantly, prospective investors may desire to invest in a company that can increase revenue without such contractual limitations which could impact the market value of our shares.

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
To the extent any of our tenants or customers, or their competition, report losses or slower earnings growth, take charges against earnings or enter bankruptcy proceedings, the market price for our shares could be adversely affected. The reduced economic activity resulting from the COVID-19 pandemic severely impacted our tenants' businesses, financial condition and liquidity, which adversely affected the market price for our shares. The market price for our shares could also be affected by any weakness in the performance of REIT stocks generally or weakness in any of the sectors in which our tenants and customers operate.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2021, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4148 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $60.27 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2021, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4826 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.80 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 2. Properties

As of December 31, 2021, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment and property type, gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2021 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are generally responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased	Rental Revenue for the Year Ended December 31, 2021	% of Company's Rental Revenue
Experiential
Theatres	175	11,882,585	97.1%	$194,465	40.6%
Eat & Play (1)	52	5,081,147	92.4%	143,960	30.1%
Attractions	17	21,205	100.0%	34,992	7.3%
Ski	3	330,508	100.0%	28,328	5.9%
Experiential Lodging	7	1,019,557	100.0%	17,034	3.6%
Gaming (2)	1	—	—%	12,861	2.7%
Cultural	3	512,768	100.0%	6,685	1.4%
Fitness & Wellness	3	186,900	100.0%	3,099	0.6%
Total Experiential	261	19,034,670	96.1%	$441,424	92.2%
Education
Early Childhood Education Centers	63	1,115,821	100.0%	$27,252	5.7%
Private Schools	9	292,362	100.0%	10,206	2.1%
Total Education	72	1,408,183	100.0%	$37,458	7.8%

Total	333	20,442,853	96.4%	$478,882	100.0%

(1) Includes seven theatres located in entertainment districts.
(2) Represents land under ground lease to a casino operator.

The following table sets forth lease expirations regarding EPR’s owned portfolio as of December 31, 2021 excluding non-theatre tenant leases at entertainment districts and experiential lodging properties operated through a traditional REIT lodging structure (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2021	% of Company's Rental Revenue
2022	1	79,330	$1,586	0.3%
2023	2	90,134	953	0.2%
2024	6	458,240	9,171	1.9%
2025	2	39,240	2,656	0.6%
2026	3	39,289	6,900	1.4%
2027	8	433,809	18,246	3.8%
2028	12	859,395	15,286	3.2%
2029	12	679,171	13,233	2.8%
2030	22	1,663,772	23,822	5.0%
2031	13	732,923	10,279	2.1%
2032	21	1,089,455	20,719	4.3%
2033	10	486,566	10,974	2.3%
2034	40	2,402,801	53,267	11.1%
2035	32	2,527,144	76,503	16.0%
2036	26	1,823,765	41,038	8.6%
2037	32	1,941,997	61,228	12.8%
2038	35	1,717,060	34,968	7.3%
2039	4	176,156	6,739	1.4%
2040	4	174,191	6,058	1.3%
2041	30	542,216	15,058	3.1%
Thereafter	7	56,122	15,254	3.2%
	322	18,012,776	$443,938	92.7%

Our owned properties are located in 40 states and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2021 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2021	% of Rental Revenue
Texas	3,061,320	$73,327	15.3%
Florida	1,584,699	36,398	7.6%
California	1,454,439	56,284	11.8%
Ontario, Canada	1,204,639	24,446	5.1%
Pennsylvania	932,661	28,179	5.9%
Illinois	844,991	19,822	4.1%
Ohio	814,269	12,903	2.7%
Michigan	699,275	8,740	1.8%
Colorado	686,148	19,242	4.0%
North Carolina	667,317	11,413	2.4%
Virginia	651,896	15,807	3.3%
New York	646,711	27,974	5.8%
Louisiana	624,032	12,553	2.6%
Missouri	566,890	6,284	1.3%
Georgia	516,315	10,710	2.3%
Kansas	512,002	10,242	2.1%
Arizona	465,755	13,663	2.9%
Indiana	457,998	5,443	1.1%
Tennessee	435,433	11,398	2.4%
New Jersey	392,930	8,188	1.7%
Kentucky	365,971	4,657	1.0%
South Carolina	349,388	6,268	1.3%
Alabama	323,972	6,692	1.4%
Maryland	227,851	6,186	1.3%
Oregon	201,532	4,056	0.8%
Connecticut	185,074	3,830	0.8%
Minnesota	181,764	5,823	1.2%
Idaho	179,036	2,914	0.6%
Wisconsin	170,720	377	0.1%
Arkansas	165,219	3,850	0.8%
Mississippi	116,900	835	0.2%
Massachusetts	111,166	1,020	0.2%
Maine	107,000	537	0.1%
New Hampshire	97,400	607	0.1%
Iowa	93,755	1,402	0.3%
Nevada	92,697	2,641	0.6%
Oklahoma	90,737	6,712	1.4%
New Mexico	71,297	1,251	0.3%
Washington	47,004	2,867	0.6%
Montana	44,650	993	0.2%
Hawaii	—	1,942	0.4%
Nebraska (1)	—	406	0.1%
	20,442,853	$478,882	100.0%

(1) Property sold during the year ended December 31, 2021.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2022 annual rent of approximately $967 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.

Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals for 2022 of approximately $487.3 million (not including the impact of rent deferrals, ground lease payments for leases in which we are a sub-lessor, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have remaining terms ranging from one year to 28 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Additionally, we are lessee in 51 operating ground leases as of December 31, 2021. Our tenants are generally sub-tenants under these ground leases and are responsible for paying rent under these agreements. Our sub-lessor operating ground leases provide for aggregate annual minimum rentals for 2022 of approximately $23.2 million. Our ground leases have remaining terms ranging from one year to 45 years, most of which include one or more options to renew.

Property Acquisitions and Developments in 2021
Our property acquisitions and developments in 2021 consisted of spending on experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, decreased to approximately 29% in 2021, from approximately 55% in 2020. While we expect that acquisitions will continue to be the greater portion of our investment spending in future years, we also expect that build-to-suit projects will remain a component of such spending as well. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities. During the years ended December 31, 2021 and 2020, we limited our investment spending to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. On July 13, 2021, we were released from certain restrictions under the credit facilities and private placement notes that limited our investments and capital expenditures.

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

During the year ended December 31, 2021, the Company did not sell any unregistered equity securities.

On February 22, 2022, there were approximately 6,305 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, the Company did not repurchase any of its equity securities.

Dividends
We currently intend to continue to pay dividend distributions to our common shareholders. We temporarily suspended our monthly cash dividend to common shareholders after the common share dividend payable May 15, 2020. We reinstituted this monthly cash dividend in July 2021. Our Series C preferred shares have a dividend rate of 5.75%, our Series E preferred shares have a dividend rate of 9.00% and our Series G preferred shares have a dividend rate of 5.75%. Among the factors the Company’s Board of Trustees considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations). Although we reinstituted the dividend to common shareholders in 2021, there can be no assurances that we will maintain or increase any future common share dividend rate.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2021, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/2016)
EPR Properties
MSCI U.S. REIT Index
Russell 1000 Index
Index Value
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Total Return Analysis
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
EPR Properties	$100.00	$96.59	$101.21	$118.54	$56.80	$85.53
MSCI U.S. REIT Index	$100.00	$105.07	$100.27	$126.18	$116.62	$166.84
Russell 1000 Index	$100.00	$121.69	$115.87	$152.28	$184.20	$232.93
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.”

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

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. The current economic situation created by the COVID-19 pandemic has impeded our growth in the near term while our focus has been addressing challenges brought on by the pandemic, including monitoring customer status and working with customers to help ensure long-term stability as well as assisting them in reopening plans. Following our election to terminate the Covenant Relief Period early as described below and recent improvements in the business operations of our customers, we expect our focus to return to the growth of the Company. See more discussion on the impact of the pandemic on our business below. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” of this report.

As of December 31, 2021, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.2 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.4 billion at December 31, 2021. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at December 31, 2021 and 2020. We group our investments into two reportable segments, Experiential and Education. As of December 31, 2021, our Experiential investments comprised $5.8 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.
As of December 31, 2021, our Experiential segment consisted of the following property types (owned or financed):
•175 theatre properties;
•56 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•11 ski properties;
•eight experiential lodging properties;
•one gaming property;
•three cultural properties; and
•seven fitness & wellness properties.

As of December 31, 2021, our owned Experiential real estate portfolio consisted of approximately 19.0 million square feet, was 96.1% leased and included $42.4 million in property under development and $20.2 million in undeveloped land inventory.

As of December 31, 2021, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of December 31, 2021, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, and was 100% leased.

The combined owned portfolio consisted of 20.4 million square feet and was 96.4% leased.

COVID-19 Update
We continue to be subject to risks and uncertainties resulting from the COVID-19 pandemic. The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, and mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. Although many of these health and safety measures have been lifted, the extent of the impact of the COVID-19 pandemic on our business still remains highly uncertain and difficult to predict.

As of December 31, 2021, we had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration or any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides and, in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and 2021, the COVID-19 pandemic negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the years ended December 31, 2021 and 2020.

The following summarizes the impacts to our financial statements during the year ended December 31, 2021 arising out of or related to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including AMC and Regal.
•We reduced rental revenue by $11.0 million due to rent abatements.
•As of December 31, 2021, we have deferred amounts due from tenants of approximately $27.3 million and amounts due from borrowers of $0.4 million that are booked as receivables. Additionally, we have amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when any such amounts are received. The repayment terms for all of these deferments vary by tenant or borrowers.
•We repaid the remaining $590.0 million in borrowings that we had drawn on our line of credit in 2020 as a precautionary measure to increase our cash position at that time as a result of the uncertainty caused by the COVID-19 pandemic.
•Through July 12, 2021, we remained in the Covenant Relief Period under our Second Amended and Restated Consolidated Credit Agreement, as amended, that governed our unsecured revolving credit facility and our unsecured term loan facility ("Second Consolidated Credit Agreement") and the agreement that governs our private placement notes ("Note Purchase Agreement"). During the Covenant Relief Period, our obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on us and our tenants and borrowers. We paid higher interest costs until the termination of the Covenant Relief Period. The Second Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on us during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing our shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in this Annual Report on Form 10-K, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of our Second Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at our election, subject to certain conditions), in the case of our Note Purchase Agreement governing our private placement notes. We had the right under certain circumstances to terminate the Covenant Relief Period earlier, which we exercised on July 12, 2021.
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
•In connection with amending our Second Consolidated Credit Agreement and Note Purchase Agreement to provide for the Covenant Relief Period discussed above, certain of our key subsidiaries guaranteed our obligations based on our unsecured debt ratings. During the year ended December 31, 2021, we received an investment grade rating from S&P Global Ratings on our unsecured debt. As a result, the subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements. Additionally, during the three months ended December 31, 2021, Moody's revised its outlook on our investment grade rating related to our unsecured debt from negative to stable.
•During the year ended December 31, 2021, we decreased our expected credit losses by $22.0 million primarily due to cash collections from a borrower on a previously fully reserved note and the release of our commitments to fund additional amounts to the borrower as well as a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic.

The monthly cash dividends to common shareholders were temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, we resumed regular monthly cash dividends to common shareholders. During the year ended December 31, 2021, we declared cash dividends totaling $1.50 per common share.

Collections of rent and interest were impacted by the COVID-19 pandemic but increased steadily throughout 2021. During the three months ended December 31, 2021, tenants and borrowers paid approximately 97% of contractual cash revenue. During the year ended December 31, 2021, we collected $63.8 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable and approximately $7.0 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. Contractual cash revenue is an operational measure and represents aggregate cash payments for which we are entitled under existing contracts, excluding the impact of any temporary abatements or deferrals, percentage rent (rents received over base amounts), non-cash revenue, and revenue from taxable REIT subsidiaries ("TRSs") and investments in joint ventures. While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the Financial Accounting Standards Board ("FASB") Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, are treated as lease modifications. In these circumstances upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Operating Results
Our total revenue, net income (loss) available to common shareholders per diluted share and FFOAA per diluted share (a non-GAAP financial measure) are detailed below for the years ended December 31, 2021 and 2020 (dollars in millions, except per share information):

	Year ended December 31,
	2021	2020	Change
Total revenue	$531.7	$414.7	28%
Net income (loss) available to common shareholders per diluted share	1.00	(2.05)	149%
FFOAA per diluted share	3.09	1.43	116%

The major factors impacting our results for the year ended December 31, 2021, as compared to the year ended December 31, 2020 were as follows:
•The effects of the COVID-19 pandemic as described above;
•The effect of write-offs of receivables from tenants and straight-line receivables totaling $65.1 million recognized during the year ended December 31, 2020;
•The effect of property acquisitions as well as dispositions and mortgage note payoffs that occurred in 2021 and 2020;
•The change in other income and other expense primarily due to the government-required closure of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York due to the COVID-19 pandemic in mid-March of 2020 and the re-opening of this property in July of 2021;
•The increase in percentage rents;
•The increase in costs associated with loan refinancing or payoff and general and administrative expense;
•The decrease in interest expense due to the repayment of our unsecured term loan facility and revolving credit facility;
•The decrease in severance expense, transaction costs, credit loss (benefit) expense, impairment charges and income tax expense.

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

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our real estate investments. These estimates of impairment may have a direct impact on our consolidated financial statements. We assess the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist which include, but are not limited to, under-performance relative to projected future operating results, change in the time period we expect to hold the property, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by completing the undiscounted cash flow test, which compares the carrying amount of the real estate investment to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

The assumptions used to derive the estimated future cash flows for the undiscounted cash flow test are based on capitalization rates, anticipated future market rent and our anticipated hold period, all of which are subjective. Market rent assumptions used for the estimated future cash flows as well as the capitalization rate used to estimate the residual value of the real estate can fluctuate based on economic and industry specific factors. Changes in these assumptions could materially impact the result of the undiscounted cash flow test. If there is a shift in economic conditions, or a change in our property strategy, including a reduction in our anticipated hold period, these changes could materially impact the estimated undiscounted cash flows and lead to an impairment loss. The loss is calculated based upon the difference between the fair value and the carrying value of the property. We generally use the income approach to derive the fair value of the property, which includes estimates for market rent, capitalization rates, and discount rates that are subjective and can be impacted by a lack of comparable transactions. We may also take into account real estate purchase offers to derive the fair value of the real estate if it is anticipated that the property may be sold.

Real Estate Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition.

Generally, our acquisitions are considered asset acquisitions. If the acquisition is determined to be an asset acquisition, we allocate the purchase price and other related costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. Typically, relative fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for asset acquisitions are capitalized.

The methods used to derive the relative fair value of the acquired tangible and intangible assets and liabilities generally include the income approach, cost approach and sales comparison approach. The assumptions used in these approaches include estimates for market rent, capitalization rates and discount rates that are subjective and can be impacted by a lack of comparable transactions. Market rent assumptions, capitalization rates and discount rates used in the valuation of real estate can fluctuate based on economic and industry specific factors.

Collectibility of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectibility of our receivables on a lease by lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant, property level metrics, current economic conditions and changes in customer payment terms. We suspend revenue recognition when the collectibility of amounts due are no longer probable and record a direct write-off of the receivable to revenue.

To determine if the collection of lease receivables is probable, we review our tenants' financial condition, including estimates of their expected future operating results, which are subjective. The tenant's current and estimated future operating results, the tenant's ability to obtain additional financing, as well as the ability and intention to pay lease receivables can vary based on economic conditions and industry specific factors. If economic conditions or the tenant's financial condition or results decline, the anticipated collection of outstanding lease receivables may not be probable and could result in the suspension of revenue recognition and the write off of the lease receivable.

Collectibility of Mortgage and Notes Receivables
Our mortgage and notes receivables consist of loans originated by us and the related accrued and unpaid interest income. We regularly evaluate the collectibility of our receivables by considering such factors as the credit quality of our borrowers, historical trends of the borrower, our historical loss experience, current portfolio, market and economic conditions and changes in borrower payment terms. We estimate our current expected credit losses on a loan-by-loan basis using a forward-looking commercial real estate forecasting tool. We record credit loss expense and reduce our mortgage note and note receivables balances by the allowance for credit losses on a quarterly basis in accordance with ASC 326. In the event we have a past due mortgage note or note receivable and we determine it is collateral dependent, we measure expected credit losses based on the fair value of the collateral. If foreclosure is deemed probable, and we expect to sell rather than operate the collateral, we adjust the fair value of the collateral for the estimated costs to sell. Prior to 2020, we evaluated the collectibility of our mortgage and notes receivables to determine whether the loan was impaired and if it was probable that we would be unable to collect all amounts due according to the contractual terms.

The significant assumptions used in the forecasting tool to estimate our current expected credit losses include loan level assumptions such as loan to value ratio and debt service coverage ratio, as well as market level assumptions such as unemployment rates, interest rates and real estate price indices. Changes in these assumptions could materially impact the allowance for credit losses. If economic conditions or the borrower's financial condition declines, this could result in additional credit loss expense, the suspension of interest income recognition or the write off of the receivables.

If a loan is determined to be collateral dependent, the assumptions used to determine the fair value of the underlying collateral vary based on the type of collateral that secures the mortgage or note receivable. The fair value may be impacted based on economic factors, an estimate of future operating cash flows of the collateral and capitalization rates, that are subjective and can be impacted by a lack of comparable transactions. Changes in these assumptions could materially impact the estimated value of the collateral and lead to increased credit loss expense.

Recent Developments

Investment Spending
Our investment spending during the years ended December 31, 2021 and 2020 totaled $133.5 million and $85.1 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2021
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$4,633	$4,182	$451	$—	$—	$—
Eat & Play	58,387	9,347	121	48,919	—	—
Attractions	56	—	56	—	—	—
Ski	6,540	—	—	—	6,540	—
Experiential Lodging	57,367	17,029	301	—	—	40,037
Cultural	4,399	—	20	—	4,379	—
Fitness & Wellness	2,124	—	—	—	2,124	—
Total Experiential	133,506	30,558	949	48,919	13,043	40,037

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$133,506	$30,558	$949	$48,919	$13,043	$40,037

For the Year Ended December 31, 2020
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$33,162	$5,760	$5,183	$22,219	$—	$—
Eat & Play	19,679	18,852	827	—	—	—
Attractions	669	—	669	—	—	—
Ski	2,088	—	—	—	2,088	—
Experiential Lodging	17,114	13,775	1,649	—	—	1,690
Cultural	6,293	—	159	—	6,134	—
Fitness & Wellness	6,049	—	—	—	6,049	—
Total Experiential	85,054	38,387	8,487	22,219	14,271	1,690

Education:
Early Childhood Education Centers	3	—	—	—	3	—
Total Education	3	—	—	—	3	—

Total Investment Spending	$85,057	$38,387	$8,487	$22,219	$14,274	$1,690

The above amounts include $1.6 million and $1.2 million in capitalized interest for the years ended December 31, 2021 and 2020, respectively, and $0.3 million in capitalized other general and administrative direct project costs for both the years ended December 31, 2021 and 2020. Excluded from the table above is $4.5 million and $11.3 million of maintenance capital expenditures and other spending for the years ended December 31, 2021 and 2020, respectively.

We limited our investment spending during the years ended December 31, 2021 and 2020 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. As discussed in more detail in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early. Effective July 13, 2021, we were released from certain restrictions under the credit facilities and private placement notes that limited our investments and capital expenditures.

Dispositions
During the year ended December 31, 2021, we completed the sale of four theatre properties, two ski properties, one eat & play property and four land parcels for net proceeds totaling $96.1 million and recognized a combined gain on sale of $17.9 million.

On March 22, 2021, we received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property. No prepayment fee was received in connection with this note payoff.

Impairment Charges
During the year ended December 31, 2021, we received various offers to purchase two vacant properties. As a result, we reassessed the expected holding periods of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of these properties. Accordingly, we recognized impairment charges of $2.7 million on the real estate investments for these two properties.

Capital Markets Activities
In addition to exiting the Covenant Relief Period early and paying back the remaining borrowings on our line of credit, during the year ended December 31, 2021, we issued $400.0 million in new senior unsecured notes, and paid off our $400.0 million term loan and $275.0 million of senior notes due in 2023 (including a make-whole premium). We also entered into a new amended and restated senior unsecured revolving credit facility, and subsequent to December 31, 2021, amended our private placement note agreement primarily to capture the improvements in valuation of certain investment types included in the new revolving credit facility. See discussion below in Liquidity and Capital Resources and Note 8 to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020
Minimum rent (1)	$439,128	$372,546	$66,582
Percentage rent (2)	14,046	8,554	5,492
Straight-line rent (3)	5,664	(24,550)	30,214
Tenant reimbursements (4)	18,721	15,111	3,610
Other rental revenue	1,323	515	808
Total Rental Revenue	$478,882	$372,176	$106,706

Other income (5)	18,816	9,139	9,677
Mortgage and other financing income	33,982	33,346	636
Total revenue	$531,680	$414,661	$117,019

(1) For the year ended December 31, 2021 compared to the year ended December 31, 2020, the increase in minimum rent resulted primarily from an increase of $86.1 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis, less receivable write-offs as well as scheduled rent increases. In addition, there was an increase in minimum rent of $7.7 million related to property acquisitions and developments completed in 2021 and 2020. This was partially offset by a decrease in rental revenue of $22.1 million from property dispositions and $5.1 million due to vacant properties.

During the year ended December 31, 2021, we renewed eight lease agreements on approximately 460 thousand square feet. We experienced an increase of 8.1% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent (amounts above base rent) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to higher percentage rent recognized from our gaming tenant, golf entertainment tenant, one ski tenant and two attraction tenants. Additionally, higher percentage rent was recognized due to one early childhood education center tenant based on a restructured lease. These increases were offset by lower percentage rent recognized during the year ended December 31, 2021 from three private school properties that were disposed of during the fourth quarter of 2020.

(3) The increase in straight-line rent for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to write-offs totaling $38.0 million recognized during the year ended December 31, 2020, which was comprised of $26.5 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable, due to the COVID-19 pandemic. This was partially offset by a reduction in straight-line rental revenue due to revenue from several tenants being recognized on a cash basis.

(4) The increase in tenant reimbursements for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to increased collections from cash basis tenants as well as a decrease in COVID-19 contractual abatements.

(5) The increase in other income for the year ended December 31, 2021, related to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as operating income from two theatre properties.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020
Property operating expense	$56,739	$58,587	$(1,848)
Other expense (1)	21,741	16,474	5,267
General and administrative expense	44,362	42,596	1,766
Severance expense (2)	—	2,868	(2,868)
Costs associated with loan refinancing or payoff (3)	25,451	1,632	23,819
Interest expense, net (4)	148,095	157,675	(9,580)
Transaction costs (5)	3,402	5,436	(2,034)
Credit loss (benefit) expense (6)	(21,972)	30,695	(52,667)
Impairment charges (7)	2,711	85,657	(82,946)
Depreciation and amortization (8)	163,770	170,333	(6,563)
Equity in loss from joint ventures	(5,059)	(4,552)	(507)
Impairment charges on joint ventures (9)	—	(3,247)	3,247
Gain on sale of real estate (10)	17,881	50,119	(32,238)
Income tax expense (11)	(1,597)	(16,756)	15,159
Preferred dividend requirements	(24,134)	(24,136)	2

(1) The increase in other expense for the year ended December 31, 2021 related to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as operating expenses from two theatre properties.

(2) Severance expense for the year ended December 31, 2020 related to the retirement of our former Senior Vice President - Asset Management. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. There was no severance expense for the year ended December 31, 2021.

(3) Costs associated with loan refinancing or payoff for the year ended December 31, 2021 related to the pay-off of our unsecured term loan facility and the termination of related interest rate swaps as well as the redemption of all of our $275.0 million 5.25% Senior Notes due in 2023 (including a make-whole premium). Costs associated with loan refinancing or payoff for the year ended December 31, 2020 related to fees paid to third parties in connection with amendments to our Second Consolidated Credit Agreement and Note Purchase Agreement.

(4) The decrease in interest expense, net for the year ended December 31, 2021 compared to the year ended December 31, 2020, resulted primarily from a decrease in average borrowings. This was partially offset by a decrease in interest income from short-term investments related to cash and cash equivalents on hand.

(5) The decrease in transaction costs for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to costs related to the transfer of our CLA properties to Crème recognized during the year ended December 31, 2020.

(6) The change in credit loss (benefit) expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to repayments of $8.4 million from a borrower on a previously fully reserved note receivable and the release from an additional $8.5 million in funding commitments. Additionally, the decrease in credit loss expense was due to a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic as well as other factors.

(7) Impairment charges recognized during the year ended December 31, 2021, related to two vacant properties that we intend to sell and we determined that the cash flows were not sufficient to recover the carrying value. Impairment charges recognized during the year ended December 31, 2020, related to nine properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic. Impairment charges recognized during the year ended December 31, 2020 were comprised of $70.7 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.

(8) The decrease in depreciation and amortization expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted primarily from property dispositions that occurred during 2020 and 2021 as well as property impairments. This decrease was partially offset by acquisitions and developments completed in 2020 and 2021.

(9) Impairment charges on joint ventures for the year ended December 31, 2020 related to other-than-temporary impairment charges on three theatre projects located in China. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(10) The gain on sale of real estate for the year ended December 31, 2021 related to the sale of four theatre properties, two ski properties, one eat & play property and four land parcels. The gain on sale of real estate for the year ended December 31, 2020 related to the exercise of a tenant purchase option on six private schools and four early childhood education centers as well as the sale of three early education center properties, four experiential properties and two land parcels.

(11) The decrease in income tax expense for the year ended December 31, 2021 compared to income tax expense for the year ended December 31, 2020 is primarily related to the recognition of a full valuation allowance on deferred tax assets for our Canadian operations and certain TRSs as a result of the economic uncertainty caused by the COVID-19 pandemic.

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

(1) For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in minimum rent resulted primarily from the impact of the COVID-19 pandemic, with approximately $176.0 million related to tenants with rent recognized on a cash basis or as restructured, as well as for properties with deferred rent not recognized because collection was determined not probable or there were rent abatements. In addition, there was a decrease in rental revenue of $7.0 million from property dispositions not classified in discontinued operations. This was partially offset by an increase in minimum rent of $5.5 million related to property acquisitions and developments completed in 2020 and 2019 and $5.8 million in increases on existing properties. Minimum rent for the year ended December 31, 2020 included $5.2 million in variable rent from tenants that paid a portion of minimum rent based on a percentage of gross revenue.

During the year ended December 31, 2020, we renewed 15 lease agreements on approximately 0.9 million square feet. These extension agreements (which exclude restructured agreements with AMC) were negotiated with our tenants in conjunction with rent deferrals as a result of the impact of the COVID-19 pandemic. The extension periods for these agreements will begin in future periods, between 2021 and 2031. Upon the commencement of the extension periods, we expect a weighted average increase of approximately 8% in rental rates. We paid no leasing commissions with respect to these lease renewals.

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

(4) Costs associated with loan refinancing or payoff for the year ended December 31, 2020 related to fees paid to third parties in connection with amendments to our Second Consolidated Credit Agreement and Note Purchase Agreement. Costs associated with loan refinancing or payoff for the year ended December 31, 2019 related to the tender and redemption of the 5.75% Senior Notes due 2022.

(5) The increase in our net interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted primarily from an increase in average borrowings as well as a decrease in interest cost capitalized on development projects. This was partially offset by a decrease in our weighted average interest rate on outstanding debt and an increase in interest income from short-term investments related to cash and cash equivalents on hand.

(6) The decrease in transaction costs for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to pre-opening costs related to the Kartrite Resort, which opened in May 2019, as well as less costs related to the transfer of our CLA properties to Crème.

(7) Credit loss expense for the year ended December 31, 2020 was recognized in conjunction with our implementation of the new current expected credit losses standard (Topic 326). In addition, credit loss expense for the year ended December 31, 2020 included $25.5 million of credit loss expense that was recognized to reserve the outstanding principal balance of notes receivable from one borrower and an unfunded commitment to fund an additional $12.9 million, as a result of recent changes in the borrower's financial status due to the COVID-19 pandemic.

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

(10) The increase in equity in loss from joint ventures resulted primarily from losses recognized at our joint venture projects located in St. Petersburg Beach, Florida, and our joint ventures in three theatre projects in China. These properties were negatively impacted due to COVID-19 closures.

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

Liquidity and Capital Resources

Cash and cash equivalents were $288.8 million at December 31, 2021. In addition, we had restricted cash of $1.1 million at December 31, 2021, which related primarily to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
As of December 31, 2021, we had total debt outstanding of $2.8 billion of which 99% was unsecured.

At December 31, 2021, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On October 27, 2021, we issued $400.0 million in aggregate principal amount of senior notes due November 15, 2031 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.60%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2022 until the stated maturity date. The notes were issued at 99.174% of their face value and are unsecured. Net proceeds from the note offering were used for the redemption of our senior notes due in 2023 discussed below and for general business purposes, including the acquisition of experiential properties consistent with our current strategy.

On November 12, 2021, we redeemed all of our $275.0 million principal amount of 5.25% senior notes due in 2023. We used a portion of the proceeds from the senior note offering discussed above to fund this redemption plus the make-whole premium payment of $19.6 million. The premiums paid and the deferred financing costs non-cash write off, totaling $20.4 million, were recognized as costs associated with loan refinancing or payoff.

In light of the financial and operational impacts of the COVID-19 pandemic on us, our tenants and borrowers, during the year ended December 31, 2020, we amended our Second Consolidated Credit Agreement, which governed our unsecured revolving credit facility and our unsecured term loan facility. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement during the Covenant Relief Period. Additionally, during the year ended December 31, 2020, we further amended our Note Purchase Agreement, which governs our private placement notes. The amendments modified certain provisions and waived our obligation to comply with certain covenants under this debt agreement during the Covenant Relief Period. We had the right under certain circumstances to terminate the Covenant Relief Period earlier.

Due to improved financial performance, on July 12, 2021, we provided notice of our election to terminate the Covenant Relief Period early. Our election to terminate the Covenant Relief Period early meant that, effective July 13, 2021, the interest rates on the debt governed by these agreements returned to the previous levels defined in the agreements. By terminating the Covenant Relief Period, we were also released from certain restrictions under these agreements, including restrictions on investments, capital expenditures, incurrences of indebtedness and payment of dividends.

On September 13, 2021, we paid off our $400.0 million unsecured term loan facility, and $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2021 and are included in costs associated with loan refinancing. In connection with the pay off, we terminated the related interest rate swap agreements on our term loan facility for a cash settlement of $3.2 million.

At December 31, 2021, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Effective July 13, 2021, after we terminated the Covenant Relief Period, the interest rate, based on our unsecured debt ratings, returned to LIBOR plus 1.20% (with a LIBOR floor of zero) and the facility fee on the revolving credit facility was reduced to 0.25%.

On October 6, 2021, we entered into a Third Amended, Restated and Consolidated Credit Agreement ("Third Consolidated Credit Agreement"), governing a new amended and restated senior unsecured revolving credit facility. The new facility, which will mature on October 6, 2025, replaced our then existing $1.0 billion senior unsecured revolving credit facility and $400.0 million senior unsecured term loan facility under the Second Consolidated Credit Agreement. The new facility provides for an initial maximum principal amount of borrowing availability of

$1.0 billion with an “accordion” feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new facility has the same pricing terms and financial covenants as the prior facility (with improved valuation of certain asset types), as well as customary covenants and events of default. We have two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default.

At December 31, 2021, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At December 31, 2021, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively. During the year ended December 31, 2021, we used a portion of our cash proceeds from property sales to reduce the principal of our private placement notes by $23.8 million in accordance with the above amendments to the Note Purchase Agreement.

Subsequent to December 31, 2021, we amended the Note Purchase Agreement to, among other things: (i) amend certain financial and other covenants and provisions in the Existing Note Purchase Agreement to conform generally to the changes beneficial to us in the corresponding covenants and provisions contained in the Third Consolidated Credit Agreement, and (ii) amend certain financial and other covenants and provisions in the existing note purchase agreement to reflect the prior termination of the Covenant Relief Period and removal of related provisions.

During the year ended December 31, 2021, we received an investment grade rating from S&P Global Ratings on our unsecured debt, adding to our current investment grade rating from Moody's Investors Services. Additionally, during October of 2021, Moody's revised its outlook on our investment grade rating on our unsecured debt from negative to stable. As discussed above, we previously caused certain of our key subsidiaries to guarantee our obligations under our existing bank credit facility, private placement notes and senior unsecured bonds due to a decrease in our credit ratings resulting from the impact of the COVID-19 pandemic. As a result of us obtaining an investment grade rating on our long-term unsecured debt from both S&P and Moody's, our subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements.

Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

Additionally, the debt instruments described above contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at December 31, 2021.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements, distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$306,925	$65,273
Net cash provided by investing activities	1,862	133,986
Net cash (used) provided by financing activities	(1,046,678)	297,169

As discussed above, we have agreed to rent and mortgage payment deferral arrangements with most of our customers as a result of the COVID-19 pandemic. Under these deferral arrangements, our customers are required to resume rent and mortgage payments at negotiated times, and begin repaying deferred amounts under negotiated schedules. In addition, the continuing impact of the COVID-19 pandemic may result in further extensions or adjustments for our customers, which we cannot predict at this time.

Liquidity and material cash requirements at December 31, 2021 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2021 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Long Term Debt Obligations	$—	$—	$136,637	$300,000	$629,597	$1,774,995	$2,841,229
Interest on Long Term Debt Obligations	122,556	122,556	120,443	106,488	99,310	160,595	731,948
Operating Lease Obligation - Corporate Office	967	967	967	967	724	—	4,592
Operating Ground Lease Obligations (1)	24,753	24,440	23,939	24,058	22,232	202,135	321,557
Total	$148,276	$147,963	$281,986	$431,513	$751,863	$2,137,725	$3,899,326
(1) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2021, rental revenue from several of our tenants, who are also sub-tenants under the ground leases, are being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or the property is vacant, we would be primarily responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments
As of December 31, 2021, we had 15 development projects with commitments to fund an aggregate of approximately $88.8 million, of which approximately $36.0 million is expected to be funded in 2022. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2021, we had two mortgage notes with commitments totaling approximately $11.8 million, of which approximately $6.4 million is expected to be funded in 2022. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2021, we had four surety bonds outstanding totaling $33.3 million.

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

We have no scheduled debt payments due until 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the continuing economic uncertainty caused by the COVID-19 pandemic.

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

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. Our net debt to adjusted EBITDAre ratio was 5.2x and our net debt to gross assets ratio was 38% as of December 31, 2021 (see "Non-GAAP Financial Measures" for calculation).

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2021, 2020 and 2019 and reconciles such measures to net income (loss) available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2021	2020	2019
FFO:
Net income (loss) available to common shareholders of EPR Properties	$74,472	$(155,864)	$178,107
Gain on sale of real estate	(17,881)	(50,119)	(36,053)
Impairment of real estate investments, net (1)	2,711	70,648	23,639
Real estate depreciation and amortization	162,951	169,253	170,717
Allocated share of joint venture depreciation	3,340	1,491	2,213
Impairment charges on joint ventures	—	3,247	—
FFO available to common shareholders of EPR Properties	$225,593	$38,656	$338,623

FFO available to common shareholders of EPR Properties	$225,593	$38,656	$338,623
Add: Preferred dividends for Series C preferred shares	—	—	7,754
Add: Preferred dividends for Series E preferred shares	—	—	7,756
Diluted FFO available to common shareholders of EPR Properties	$225,593	$38,656	$354,133

FFOAA:
FFO available to common shareholders of EPR Properties	$225,593	$38,656	$338,623
Costs associated with loan refinancing or payoff	25,451	1,632	38,450
Transaction costs	3,402	5,436	23,789
Severance expense	—	2,868	2,364
Termination fee included in gain on sale	—	—	24,075
Gain on insurance recovery (included in other income)	(1,181)	(809)	—
Impairment of operating lease right-of-use assets (1)	—	15,009	—
Credit loss (benefit) expense	(21,972)	30,695	—
Deferred income tax expense (benefit)	—	15,246	(4,115)
FFOAA available to common shareholders of EPR Properties	$231,293	$108,733	$423,186

FFOAA available to common shareholders of EPR Properties	$231,293	$108,733	$423,186
Add: Preferred dividends for Series C preferred shares	—	—	7,754
Add: Preferred dividends for Series E preferred shares	—	—	7,756
Diluted FFOAA available to common shareholders of EPR Properties	$231,293	$108,733	$438,696

AFFO:
FFOAA available to common shareholders of EPR Properties	$231,293	$108,733	$423,186
Non-real estate depreciation and amortization	819	1,080	1,045
Deferred financing fees amortization	7,666	6,606	6,192
Share-based compensation expense to management and trustees	14,903	13,819	13,180
Amortization of above/below-market leases, net and tenant allowances	(385)	(480)	(343)
Maintenance capital expenditures (2)	(4,631)	(11,377)	(5,453)
Straight-lined rental revenue	(5,664)	24,550	(13,552)
Straight-lined ground sublease expense	382	749	882
Non-cash portion of mortgage and other financing income	(446)	(250)	(2,411)
AFFO available to common shareholders of EPR Properties	$243,937	$143,430	$422,726
FFO per common share:
Basic	$3.02	$0.51	$4.41
Diluted	3.02	0.51	4.39
FFOAA per common share:
Basic	$3.09	$1.43	$5.51
Diluted	3.09	1.43	5.44
Shares used for computation (in thousands):
Basic	74,755	75,994	76,746
Diluted	74,756	75,994	76,782

Weighted average shares outstanding-diluted EPS	74,756	75,994	76,782
Effect of dilutive Series C preferred shares	—	—	2,164
Effect of dilutive Series E preferred shares	—	—	1,631
Adjusted weighted average shares outstanding - diluted Series C and Series E	74,756	75,994	80,577
Other financial information:
Dividends per common share	$1.500	$1.515	$4.500
Amounts above include the impact of discontinued operations, which are separately classified in the consolidated statements of income (loss) and comprehensive income (loss) included in this Annual Report on Form 10-K. See Note 16 to the consolidated financial statements in this Annual Report on Form 10-K for additional information related to discontinued operations.

(1) Impairment charges recognized during the year ended December 31, 2020 totaled $85.7 million, which was comprised of $70.7 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for each of the years ended December 31, 2021 and 2020, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO and FFOAA per share because the effect is anti-dilutive.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for year ended December 31, 2019. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for that period.

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

Net Debt to Gross Assets Ratio
Net Debt to Gross Assets Ratio is a supplemental measure derived from non-GAAP financial measures that we use to evaluate capital structure and the magnitude of debt to gross assets. We believe that investors commonly use versions of this ratio in a similar manner. Our method of calculating Net Debt to Gross Assets may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Net Debt to Adjusted EBITDAre Ratio
Net Debt to Adjusted EBITDAre Ratio is a supplemental measure derived from non-GAAP financial measures that we use to evaluate our capital structure and the magnitude of our debt against our operating performance. We believe that investors commonly use versions of this ratio in a similar manner. In addition, financial institutions use versions of this ratio in connection with debt agreements to set pricing and covenant limitations. Our method of calculating Net Debt to Adjusted EBITDAre may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Reconciliations of debt, total assets and net income (loss) (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	December 31,
	2021	2020
Net Debt:
Debt	$2,804,365	$3,694,443
Deferred financing costs, net	36,864	35,552
Cash and cash equivalents	(288,822)	(1,025,577)
Net Debt	$2,552,407	$2,704,418
Gross Assets:
Total Assets	$5,801,150	$6,704,185
Accumulated depreciation	1,167,734	1,062,087
Cash and cash equivalents	(288,822)	(1,025,577)
Gross Assets	$6,680,062	$6,740,695
Net Debt to Gross Assets Ratio	38%	40%

	Three Months Ended December 31,
	2021	2020
EBITDAre and Adjusted EBITDAre:
Net income (loss)	$44,557	$(19,977)
Interest expense, net	34,005	42,838
Income tax expense	397	402
Depreciation and amortization	40,294	42,014
Gain on sale of real estate	(16,382)	(49,877)
Impairment of real estate investments, net	—	22,832
Costs associated with loan refinancing or payoff	20,469	812
Allocated share of joint venture depreciation	1,561	361
Allocated share of joint venture interest expense	1,145	872
EBITDAre (for the quarter)	$126,046	$40,277

Gain on insurance recovery (1)	(1,151)	(809)
Severance expense	—	2,868
Transaction costs	60	814
Credit loss (benefit) expense	(2,295)	20,312
Accounts receivable write-offs from prior periods (2)	—	4,301
Straight-line receivable write-offs from prior periods (2)	—	870
Adjusted EBITDAre (for the quarter)	$122,660	$68,633

Adjusted EBITDAre (3)	$490,640	Footnote 4
Net Debt to Adjusted EBITDAre Ratio	5.2	Footnote 4

(1) Included in other income in the consolidated statements of income (loss) and comprehensive income (loss) for the quarter. Other income includes the following:
	Three Months Ended December 31,
	2021	2020
Income from settlement of foreign currency swap contracts	$41	$110
Gain on insurance recovery	1,151	809
Operating income from operated properties	7,815	45
Miscellaneous income	7	4
Other income	$9,014	$968

(2) Included in rental revenue in the consolidated statements of income (loss) and comprehensive income (loss) for the quarter. Rental revenue includes the following:
	Three Months Ended December 31,
	2021	2020
Minimum rent	$123,463	$79,342
Accounts receivable write-offs from prior periods	—	(4,301)
Tenant reimbursements	4,712	4,831
Percentage rent	6,851	3,040
Straight-line rental revenue	1,974	1,768
Straight-line receivable write-offs from prior periods	—	(870)
Other rental revenue	345	201
Rental revenue	$137,345	$84,011

(3) Adjusted EBITDAre for the quarter is multiplied by four to calculate an annual amount.
(4) Not presented as ratio is not meaningful given the disruption caused by COVID-19 and the associated accounting for tenant rent deferrals and other lease modifications.

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

	December 31, 2021	December 31, 2020
Total Investments:
Real estate investments, net of accumulated depreciation	$4,713,091	$4,851,302
Add back accumulated depreciation on real estate investments	1,167,734	1,062,087
Land held for development	20,168	23,225
Property under development	42,362	57,630
Mortgage notes and related accrued interest receivable	370,159	365,628
Investment in joint ventures	36,670	28,208
Intangible assets, gross (1)	57,962	57,962
Notes receivable and related accrued interest receivable, net (1)	7,254	7,300
Total investments	$6,415,400	$6,453,342

Total investments	$6,415,400	$6,453,342
Operating lease right-of-use assets	180,808	163,766
Cash and cash equivalents	288,822	1,025,577
Restricted cash	1,079	2,433
Accounts receivable	78,073	116,193
Less: accumulated depreciation on real estate investments	(1,167,734)	(1,062,087)
Less: accumulated amortization on intangible assets (1)	(20,163)	(16,330)
Prepaid expenses and other current assets (1)	24,865	21,291
Total assets	$5,801,150	$6,704,185

(1) Included in "Other assets" in the accompanying consolidated balance sheets. Other assets include the following:
	December 31, 2021	December 31, 2020
Intangible assets, gross	$57,962	$57,962
Less: accumulated amortization on intangible assets	(20,163)	(16,330)
Notes receivable and related accrued interest receivable, net	7,254	7,300
Prepaid expenses and other current assets	24,865	21,291
Total other assets	$69,918	$70,223

Impact of Recently Issued Accounting Standards
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impact of recently issued accounting standards on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of December 31, 2021, we had a $1.0 billion unsecured revolving credit facility with no balance outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.
As of December 31, 2021, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At December 31, 2021, the joint ventures had a secured mortgage loan with an outstanding balance of $85.0 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in millions)

	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value
December 31, 2021:
Fixed rate debt	$—	$—	$136.6	$300.0	$629.6	$1,775.0	$2,841.2	$2,955.8
Average interest rate	—%	—%	4.35%	4.50%	4.70%	4.18%	4.31%	3.42%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2021)	—%	—%	—%	—%	—%	—%	—%	—%
	2021	2022	2023	2024	2025	Thereafter	Total	Estimated Fair Value
December 31, 2020:
Fixed rate debt	$—	$—	$675.0	$148.0	$300.0	$2,017.0	$3,140.0	$3,114.8
Average interest rate	—%	—%	4.76%	5.60%	4.50%	4.55%	4.67%	4.64%
Variable rate debt	$—	$590.0	$—	$—	$—	$—	$590.0	$590.0
Average interest rate (as of December 31, 2020)	—%	2.13%	—%	—%	—%	—%	2.13%	2.13%

The fair value of our debt as of December 31, 2021 and 2020 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Adoption of New Accounting Pronouncement
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for expected credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326).

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

Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2021 was $4.7 billion. The Company reviews a real estate investment for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investment may not be recoverable.

We identified the evaluation of indicators real estate investments may not be recoverable as a critical audit matter. There is a high degree of subjective judgement in evaluating the events or circumstances that may indicate the carrying value of real estate investments may not be recoverable. In particular, the judgements regarding the expected period the Company will hold the real estate investments and the impact of changes in the market and tenant conditions on the determination of the recoverability of the real estate investments required a higher degree of auditor judgement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s process to identify and evaluate events or changes in circumstances that may indicate the carrying amount of real estate investments may not be recoverable, including controls related to determining the period the Company will hold the real estate investments. We inquired of Company officials and inspected documents such as meeting minutes of the Board of Trustees to evaluate the likelihood that a real estate investment would be sold prior to the estimated holding period. We also perform independent evaluations, including examining current tenant information including status of accounts receivable and committee minutes related to lease negotiations for indications that the carrying value of the real estate investments may not be recoverable.

Collectability of lease receivables
As discussed in Note 2 and 5 to the consolidated financial statements, the accounts receivable balance as of December 31, 2021 was $78.1 million. The Company assesses the probability of collecting lease receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenants, current economic conditions, and changes in customer payment terms. Whenever the results of that assessment, events, or changes in circumstances indicate that it is no longer probable that the Company will be able to collect substantially all lease receivables or future lease payments, the Company records a charge to rental revenue for the outstanding receivable balance and suspends revenue recognition.

We identified the evaluation of the probability of collection of certain lease receivables as a critical audit matter. The assessment required subjective auditor judgment to evaluate the financial strength of tenants and the expected operating performance of the leased property.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of lease receivable collectability. This included controls related to the evaluation of the financial strength of tenants, and the expected operating performance of the leased property. To assess the financial strength of tenants and the expected operating performance of the leased property, for certain tenants we evaluated (1) the aging of outstanding accounts receivable, (2) recent payment history, (3) certain publicly available information about the tenants, and (4) property financial information regarding the tenants.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.

Kansas City, Missouri
February 23, 2022

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2021	2020
Assets
Real estate investments, net of accumulated depreciation of $1,167,734 and $1,062,087 at December 31, 2021 and 2020, respectively	$4,713,091	$4,851,302
Land held for development	20,168	23,225
Property under development	42,362	57,630
Operating lease right-of-use assets	180,808	163,766
Mortgage notes and related accrued interest receivable	370,159	365,628
Investment in joint ventures	36,670	28,208
Cash and cash equivalents	288,822	1,025,577
Restricted cash	1,079	2,433
Accounts receivable	78,073	116,193
Other assets	69,918	70,223
Total assets	$5,801,150	$6,704,185
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$73,462	$105,379
Operating lease liabilities	218,795	202,223
Common dividends payable	18,896	36
Preferred dividends payable	6,034	6,034
Unearned rents and interest	61,559	65,485
Debt	2,804,365	3,694,443
Total liabilities	3,183,111	4,073,600
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,225,061 and 81,917,876 shares issued at December 31, 2021 and 2020, respectively	822	819
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 and 5,394,050 Series C convertible shares issued at December 31, 2021 and 2020, respectively; liquidation preference of $134,822,900	54	54
3,447,381 Series E convertible shares issued at December 31, 2021 and 2020; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at December 31, 2021 and 2020; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,876,817	3,857,632
Treasury shares at cost: 7,416,746 and 7,315,087 common shares at December 31, 2021 and 2020, respectively	(264,817)	(261,238)
Accumulated other comprehensive income	9,955	216
Distributions in excess of net income	(1,004,886)	(966,992)
Total equity	$2,618,039	$2,630,585
Total liabilities and equity	$5,801,150	$6,704,185
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Rental revenue	$478,882	$372,176	$593,022
Other income	18,816	9,139	25,920
Mortgage and other financing income	33,982	33,346	33,027
Total revenue	531,680	414,661	651,969
Property operating expense	56,739	58,587	60,739
Other expense	21,741	16,474	29,667
General and administrative expense	44,362	42,596	46,371
Severance expense	—	2,868	2,364
Costs associated with loan refinancing or payoff	25,451	1,632	38,269
Interest expense, net	148,095	157,675	142,002
Transaction costs	3,402	5,436	23,789
Credit loss (benefit) expense	(21,972)	30,695	—
Impairment charges	2,711	85,657	2,206
Depreciation and amortization	163,770	170,333	158,834
Income (loss) before equity in loss from joint ventures, other items and discontinued operations	87,381	(157,292)	147,728
Equity in loss from joint ventures	(5,059)	(4,552)	(381)
Impairment charges on joint ventures	—	(3,247)	—
Gain on sale of real estate	17,881	50,119	4,174
Income (loss) before income taxes	100,203	(114,972)	151,521
Income tax (expense) benefit	(1,597)	(16,756)	3,035
Income (loss) from continuing operations	$98,606	$(131,728)	$154,556
Discontinued operations:
Income from discontinued operations before other items	—	—	37,241
Impairment on public charter school portfolio sale	—	—	(21,433)
Gain on sale of real estate from discontinued operations	—	—	31,879
Income from discontinued operations	—	—	47,687
Net income (loss)	98,606	(131,728)	202,243
Preferred dividend requirements	(24,134)	(24,136)	(24,136)
Net income (loss) available to common shareholders of EPR Properties	$74,472	$(155,864)	$178,107
Net income (loss) available to common shareholders of EPR Properties per share:
Continuing operations	$1.00	$(2.05)	$1.70
Discontinued operations	—	—	0.62
Basic	$1.00	$(2.05)	$2.32

Continuing operations	$1.00	$(2.05)	$1.70
Discontinued operations	—	—	0.62
Diluted	$1.00	$(2.05)	$2.32
Shares used for computation (in thousands):
Basic	74,755	75,994	76,746
Diluted	74,756	75,994	76,782

Other comprehensive income (loss):
Net income (loss)	$98,606	$(131,728)	$202,243
Foreign currency translation adjustment	633	3,494	9,253
Change in unrealized gain (loss) on derivatives	5,857	(10,553)	(14,063)
Comprehensive income (loss) attributable to EPR Properties	$105,096	$(138,787)	$197,433
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2021, 2020 and 2019 (Dollars in thousands)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income (loss)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2018	77,226,443	$772	14,841,431	$148	$3,504,494	$(130,728)	$12,085	$(521,748)	$2,865,023
Restricted share units issued to Trustees	27,392	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net of cancellations	208,755	2	—	—	4,926	(498)	—	—	4,430
Purchase of common shares for vesting	—	—	—	—	—	(9,691)	—	—	(9,691)
Share-based compensation expense	—	—	—	—	13,180	—	—	—	13,180
Share-based compensation included in severance expense	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	—	9,253	—	9,253
Change in unrealized gain on derivatives	—	—	—	—	—	—	(14,063)	—	(14,063)
Net income	—	—	—	—	—	—	—	202,243	202,243
Issuances of common shares	4,007,113	41	—	—	305,893	—	—	—	305,934
Stock option exercises, net	118,786	1	—	—	5,785	(6,518)	—	—	(732)
Dividends to common shareholders ($4.50 per share)	—	—	—	—	—	—	—	(346,216)	(346,216)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance shares, net of cancellations	217,034	2	—	—	6,505	(359)	—	—	6,148
Purchase of common shares for vesting	—	—	—	—	—	(7,387)	—	—	(7,387)
Share-based compensation expense	—	—	—	—	13,819	—	—	—	13,819
Share-based compensation included in severance expense	—	—	—	—	1,258	—	—	—	1,258
Foreign currency translation adjustment	—	—	—	—	—	—	3,494	—	3,494
Change in unrealized loss on derivatives	—	—	—	—	—	—	(10,553)	—	(10,553)
Net loss	—	—	—	—	—	—	—	(131,728)	(131,728)
Issuances of common shares	36,176	—	—	—	1,129	—	—	—	1,129
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(50)	(50)
Dividends to common shareholders ($1.515 per share)	—	—	—	—	—	—	—	(119,058)	(119,058)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2021, 2020 and 2019 (Dollars in thousands) (continued)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income (loss)	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	3,474	(575)	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,763)	—	—	(2,763)
Share-based compensation expense	—	—	—	—	14,903	—	—	—	14,903
Foreign currency translation adjustment	—	—	—	—	—	—	633	—	633
Change in unrealized loss on derivatives	—	—	—	—	—	—	5,857	—	5,857
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	3,249	—	3,249
Net income	—	—	—	—	—	—	—	98,606	98,606
Issuances of common shares	11,798	—	—	—	569	—	—	—	569
Conversion of Series C Convertible Preferred shares to common shares	468	—	(1,134)	—	—	—	—	—	—
Stock option exercises, net	5,051	—	—	—	239	(241)	—	—	(2)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(157)	(157)
Dividends to common shareholders ($1.500 per share)	—	—	—	—	—	—	—	(112,209)	(112,209)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,753)	(7,753)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$98,606	$(131,728)	$202,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	2,711	85,657	23,639
Impairment charges on joint ventures	—	3,247	—
Gain on sale of real estate	(17,881)	(50,119)	(36,053)
Gain on insurance recovery	(1,181)	(809)	—
Deferred income tax expense (benefit), net	—	15,246	(4,115)
Credit loss (benefit) expense	(21,972)	30,695	—
Costs associated with loan refinancing or payoff	25,451	1,632	38,450
Equity in loss from joint ventures	5,059	4,552	381
Distributions from joint ventures	90	—	112
Depreciation and amortization	163,770	170,333	171,763
Amortization of deferred financing costs	7,666	6,606	6,192
Amortization of above/below market leases and tenant allowances, net	(385)	(480)	(343)
Share-based compensation expense to management and Trustees	14,903	13,819	13,180
Share-based compensation expense included in severance expense	—	1,258	580
Change in assets and liabilities:
Operating lease assets and liabilities	(551)	344	1,194
Mortgage notes accrued interest receivable	568	(7,576)	(381)
Accounts receivable	36,821	(47,383)	(1,385)
Direct financing lease receivable	—	—	(186)
Other assets	(1,282)	(2,698)	(1,301)
Accounts payable and accrued liabilities	(8,653)	(16,128)	27,540
Unearned rents and interest	3,185	(11,195)	(1,980)
Net cash provided by operating activities	306,925	65,273	439,530
Investing activities:
Acquisition of and investments in real estate and other assets	(56,556)	(38,714)	(500,629)
Proceeds from sale of real estate	96,137	227,742	216,020
Proceeds from sale of public charter school portfolio	—	—	449,555
Investment in unconsolidated joint ventures	(13,611)	(1,690)	(325)
Investment in mortgage notes receivable	(8,664)	(8,141)	(142,456)
Proceeds from mortgage note receivable paydown	8,242	481	217,459
Investment in promissory notes receivable	(4,379)	(6,134)	(12,271)
Proceeds from promissory note receivable paydown	8,816	103	3,738
Proceeds from insurance recovery	1,181	809	—
Additions to properties under development	(29,304)	(40,470)	(134,586)
Net cash provided by investing activities	1,862	133,986	96,505
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	400,000	750,000	962,000
Principal payments on debt	(1,288,765)	(160,000)	(866,735)
Deferred financing fees paid	(15,212)	(6,330)	(9,386)
Costs associated with loan refinancing or payoff (cash portion)	(22,865)	(1,632)	(36,918)
Net proceeds from issuance of common shares	460	972	305,556
Impact of stock option exercises, net	(2)	—	(732)
Purchase of common shares for treasury for vesting	(2,763)	(7,387)	(9,691)
Purchase of common shares under share repurchase program	—	(105,994)	—
Dividends paid to shareholders	(117,531)	(172,460)	(367,317)
Net cash (used) provided by financing activities	(1,046,678)	297,169	(23,223)
Effect of exchange rate changes on cash	(218)	142	121
Net change in cash and cash equivalents and restricted cash	(738,109)	496,570	512,933
Cash and cash equivalents and restricted cash at beginning of the year	1,028,010	531,440	18,507
Cash and cash equivalents and restricted cash at end of the year	$289,901	$1,028,010	$531,440
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.
	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$1,025,577	$528,763	$5,872
Restricted cash at beginning of the year	2,433	2,677	12,635
Cash and cash equivalents and restricted cash at beginning of the year	$1,028,010	$531,440	$18,507

Cash and cash equivalents at end of the year	$288,822	$1,025,577	$528,763
Restricted cash at end of the year	1,079	2,433	2,677
Cash and cash equivalents and restricted cash at end of the year	$289,901	$1,028,010	$531,440

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$91,546	$20,657	$354,568
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,921	$20,062	$17,590
Credit loss expense related to adoption of ASC Topic 326	$—	$2,163	$—
Mortgage note received for sale of real estate investments	$—	$—	$27,423
Amounts related to adoption of ASC Topic 842:
Operating lease right-of-use assets	$—	$—	$229,620
Operating lease liabilities	$—	$—	$253,486
Sub-lessor straight-line receivable	$—	$—	$24,454
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$33,355	$—	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$—	$14,000
Assumption of debt	$—	$—	$18,585

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$150,034	$152,393	$143,530
Cash paid during the year for income taxes	$1,466	$1,507	$1,842
Interest cost capitalized	$1,567	$1,233	$5,326
Change in accrued capital expenditures	$2,880	$(12,376)	$(35,155)
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

As of December 31, 2021, the Company had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company's tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and 2021, the COVID-19 pandemic negatively affected the Company's business, and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the years ended December 31, 2021 and 2020.

The following summarizes the impacts to the Company's financial statements during the year ended December 31, 2021 arising out of or related to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group.
•The Company reduced rental revenue by $11.0 million due to rent abatements.
•As of December 31, 2021, the Company has deferred amounts due from tenants of approximately $27.3 million and amounts due from borrowers of $0.4 million that are booked as receivables. Additionally,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. During the year ended December 31, 2021, the Company collected $7.0 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, the Company collected $63.8 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by tenant or borrowers.
•The Company repaid the remaining $590.0 million in borrowings that was drawn on its line of credit in 2020 as a precautionary measure to increase its cash position at that time as a result of the uncertainty caused by the COVID-19 pandemic.
•Through July 12, 2021, the Company remained in the Covenant Relief Period under the agreement that governed its unsecured revolving credit facility and its unsecured term loan facility (Second Consolidated Credit Agreement) and the agreement that governs its private placement notes (Note Purchase Agreement). During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company paid higher interest costs until the termination of the Covenant Relief Period. The Second Consolidated Credit Agreement and Note Purchase Agreement also imposed additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The term "Covenant Relief Period," as used in these notes to the consolidated financial statements, generally means the period of time beginning on June 29, 2020 and ending on (i) December 31, 2021, in the case of the Company's Second Consolidated Credit Agreement, or (ii) October 1, 2021 (subject to extension to January 1, 2022 at the Company's election, subject to certain conditions), in the case of the Company's Note Purchase Agreement governing its private placement notes. The Company had the right under certain circumstances to terminate the Covenant Relief Period earlier, which it exercised on July 12, 2021.
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
•In connection with amending the Company's Second Consolidated Credit Agreement and Note Purchase Agreement to provide for the Covenant Relief Period discussed above, certain of the Company's key subsidiaries guaranteed the Company's obligations based on the Company's unsecured debt ratings. During the year ended December 31, 2021, the Company received an investment grade rating from S&P Global Ratings on its unsecured debt. As a result, the subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements. Additionally, during the three months ended December 31, 2021, Moody's revised its outlook on the Company's investment grade rating on its unsecured debt from negative to stable.
•During the year ended December 31, 2021, the Company decreased its expected credit losses by $22.0 million primarily due to cash collections from a borrower on a previously fully reserved note and the release of its commitment to fund additional amounts to the borrower as well as a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic.

The monthly cash dividends to common shareholders were temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On July 13, 2021, following termination of the Covenant Relief Period, the Company resumed regular monthly cash dividends to common shareholders. During the year ended December 31, 2021, the Company declared cash dividends totaling $1.50 per common share.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2021 and 2020, the Company does not have any investments in consolidated VIEs.

Use of Estimates
Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). Actual results could differ from those estimates.

Real Estate Investments
Real estate investments are carried at initial recorded value less accumulated depreciation. Costs incurred for asset acquisitions and the development of the properties are capitalized. In addition, the Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 years to 40 years for buildings, three years to 25 years for furniture, fixtures and equipment and 10 years to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the lease term or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying ground lease.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
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

In addition to acquisition-related costs in connection with business combinations, transaction costs include costs associated with terminated transactions, pre-opening costs and certain leasing and tenant transition costs. Transaction costs expensed totaled $3.4 million, $5.4 million and $23.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets and liabilities (included in "Other assets" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2021	2020
Assets:
In-place leases, net of accumulated amortization of $17.2 million and $13.9 million, respectively	$18,401	$21,684
Above-market lease, net of accumulated amortization of $1.2 million for both December 31, 2021 and 2020	303	354
Tradenames, net of accumulated amortization of $450 thousand and $317 thousand, respectively (1)	8,713	8,847
Contract value, net of accumulated amortization of $1.3 million and $914 thousand, respectively	9,689	10,054
Goodwill	693	693
Total intangible assets, net	$37,799	$41,632

Liabilities:
Below-market lease, net of accumulated amortization of $2.0 million and $1.5 million, respectively	$7,941	$8,397
(1) At December 31, 2021 and 2020, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate intangible amortization included in expense was $3.8 million, $5.6 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2021 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2022	$2,658	$133	$365	$46	$(437)
2023	2,540	133	365	46	(415)
2024	1,863	133	365	46	(396)
2025	1,755	133	365	46	(387)
2026	1,629	133	365	46	(302)
Thereafter	7,956	2,693	7,864	73	(6,004)
Total	$18,401	$3,358	$9,689	$303	$(7,941)

Weighted average amortization period (years)	11.1	26.3	26.5	6.5	29.8

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $36.9 million and $35.6 million as of December 31, 2021 and 2020, respectively, are shown as a reduction of debt. The deferred financing costs of $8.7 million and $4.8 million as of December 31, 2021 and 2020, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. See Note 18 for financial information related to these reportable segments.

Rental Revenue
The Company leases real estate to its tenants under leases that are classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the year ended December 31, 2021, the Company recognized straight-line write-offs totaling $0.2 million. Straight-line rental revenue, net of write-offs, was $5.7 million for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recognized straight-line write-offs totaling $38.0 million, which were comprised of $26.5 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $24.5 million for the year ended December 31, 2020. For the year ended December 31, 2019, the Company recognized straight-line write-offs of $1.4 million (of which $1.2 million has been classified within discontinued operations). For the year ended December 31, 2019, the Company recognized straight-line rental revenue, net of write-offs of $13.6 million (of which $3.0 million has been classified within discontinued operations).

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

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $3.5 million, $2.2 million and $6.9 million respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses which are included in rental revenue.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2021, 2020 and 2019, the non-lease components included in rental revenue totaled $15.2 million, $12.9 million and $16.0 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $14.0 million, $8.6 million and $15.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2021 and 2020 based on a percentage of gross revenue. This variable rent totaled $16.2 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively.

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

The Company evaluates each sale or disposal transaction to determine if it meets the criteria to qualify as discontinued operations. A discontinued operation is a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on the Company's operations and financial results. If the sale or disposal transaction does not meet the criteria, the operations and related gain or loss on sale is included in income from continuing operations. Certain reclassifications have been made to prior period amounts to conform to the current period presentation for assets that qualify for presentation as discontinued operations. See Note 16 for further details.

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

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) effective January 1, 2020, which requires allowance for credit losses to be recorded to reflect that all mortgage notes and notes receivable have some inherent risk of loss regardless of credit quality, collateral, or other mitigating factors. The Company adopted the standard on the effective date and used the effective date as the date of initial application. Accordingly, comparative periods have not been recast, and required disclosures will not be provided for dates and periods prior to January 1, 2020. On the effective date, the Company recognized credit loss expense through retained earnings and the corresponding allowance for credit losses of approximately $2.2 million, which was comprised of $2.1 million related to mortgage notes receivable and $0.1 million related to notes receivable (which are presented within "Other assets" in the accompanying consolidated balance sheets). While Topic 326 does not require any particular method for determining the reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable and supportable forecasts for the term of each mortgage note or note receivable. The Company uses a forward looking commercial real estate forecasting tool to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan by loan basis. The CECL allowance required by Topic 326 is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the year ended December 31, 2020, the Company wrote-off approximately $0.3 million of accrued interest income against interest income related to one note receivable. Income from this borrower is recognized on a cash basis. No such amounts were written-off for the years ended December 31, 2021 and 2019. As of December 31, 2021, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. The Company evaluates the collectability of both interest and principal for each of its mortgage notes and notes receivable on a quarterly basis to determine if foreclosure is probable. As of December 31, 2021, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Mortgage and other financing income included participating interest income of $0.6 million for the year ended December 31, 2019. No participating interest income was recognized for the years ended December 31, 2021 and 2020. In addition, for the year ended December 31, 2019, mortgage and other financing income included $2.7 million (of which $1.8 million has been classified in discontinued operations) in prepayment fees related to mortgage notes that were paid fully in advance of their maturity date. No prepayment fees were recognized for the years ended December 31, 2021 and 2020.

Income Taxes
The Company has elected to be taxed as a REIT pursuant to Section 856(c) of the Internal Revenue Code (the Code). A REIT that distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders.

The Company is subject to income tax in certain instances in both the U.S. and in certain foreign jurisdictions, as more fully described herein. The Company’s income tax expense includes deferred income tax expense or benefit, which represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company evaluates the realizability of its deferred income tax assets and assesses the need for a valuation allowance for each jurisdiction for which it is subject to income tax. The realization of the deferred tax assets depends upon all positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets.

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2021, the net deferred tax assets related to the Company's Canadian operations totaled $22.5 million resulting from the temporary differences between income for financial reporting purposes and taxable income relating primarily to depreciation, capital improvements and straight-line rents. Due to the impacts of the COVID-19 pandemic, it is more

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
likely than not the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's Canadian operations as of December 31, 2021 totaling $22.5 million.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. The Company uses three such TRS entities exclusively to hold the operational aspect of the traditional REIT lodging structure for four Experiential lodging properties that are facilitated by management agreements with eligible independent contractors. The real estate for these investments are held by the REIT either directly or through an investment in a joint venture and leased to the respective operations entity under a triple-net lease. Management has determined which of the real estate assets meets the requirements to be classified as qualified lodging facilities as required in a traditional REIT lodging structure and recognizes revenue on these structures accordingly for REIT testing purposes.

At December 31, 2021, the net deferred tax assets related to the Company's TRSs totaled $8.8 million resulting from the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization. Due to the impacts of the COVID-19 pandemic, it is more likely than not the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's TRSs as of December 31, 2021 totaling $8.8 million.

As of December 31, 2021 and 2020, respectively, the Canadian operations and the Company's TRSs had deferred tax assets included in "Other assets" in the accompanying consolidated balance sheets totaling approximately $35.9 million and $28.5 million, respectively, and deferred tax liabilities included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets totaling approximately $4.6 million and $3.6 million, respectively. At December 31, 2021, the Company had a valuation allowance offsetting the net deferred tax assets included in the accompanying consolidated balance sheets totaling $31.3 million. The Company’s consolidated deferred tax position is summarized as follows (in thousands):

	2021	2020
Fixed assets	$21,687	$18,077
Net operating losses	10,828	6,546
Start-up costs	2,309	2,495
Other	1,093	1,392
Total deferred tax assets	$35,917	$28,510

Capital improvements	$(2,904)	$(2,888)
Straight-line receivable	(915)	(706)
Other	(763)	(9)
Total deferred tax liabilities	$(4,582)	$(3,603)

Valuation allowance	(31,335)	(24,907)
Net deferred tax asset	$—	$—

Additionally, during the years ended December 31, 2021, 2020 and 2019, the Company recognized current income and withholding tax expense of $1.6 million, $1.5 million and $1.1 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

	2021	2020	2019
Current TRS income tax	$—	$7	$376
Current state income tax expense	(505)	(503)	(405)
Current foreign income tax	(4)	3	—
Current foreign withholding tax	(1,088)	(1,018)	(1,051)
Deferred TRS income tax (expense) benefit	—	(4,448)	3,719
Deferred foreign withholding tax	—	—	—
Deferred income tax (expense) benefit	—	(10,797)	396
Income tax benefit (expense)	$(1,597)	$(16,756)	$3,035

The Company's effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 2.1%, 13.5% and 1.5%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2021, 2020 and 2019. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2019) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2018 through 2020 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2016 through 2020 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2021, 2020 or 2019. The Company did not have any accrued interest and penalties at December 31, 2021, 2020 and 2019. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2021, 2020 and 2019.

Concentrations of Risk
AMC, Topgolf USA (Topgolf), Regal and Cinemark represented a significant portion of the Company's total revenue for the years ended December 31, 2021, 2020 and 2019. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments have been reduced due to the impact of the COVID-19 pandemic. The following is a summary of the Company's total revenue (including revenue from discontinued operations) from AMC, Topgolf, Regal and Cinemark (dollars in thousands):

	Year ended December 31,
	2021		2020		2019
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$94,405	17.8%	$29,964	7.2%	$123,792	17.6%
Topgolf	86,470	16.3%	80,714	19.5%	78,962	11.2%
Regal	44,576	8.4%	13,056	3.1%	75,784	10.8%
Cinemark	42,417	8.0%	42,065	10.1%	38,927	5.5%

Cash Equivalents
Cash equivalents include bank demand deposits and other short-term investments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
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

Share based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $17 thousand, $12 thousand and $10 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years to four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $8.8 million, $10.6 million and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Expense related to nonvested shares and included in "Severance expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $1.0 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $3.9 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. Expense related to nonvested performance shares and included in "Severance expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $261 thousand for the year ended December 31, 2020.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
consolidated statements of income (loss) and comprehensive income (loss) was $2.2 million for both the years ended December 31, 2021 and 2020 and $1.9 million for the year ended December 31, 2019.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority ("FCA") announced that the USD LIBOR will no longer be published after June 30, 2023. At December 31, 2021, the Company had 10 agreements (including debt, derivative, mortgage note and lease agreements) that are indexed to LIBOR, of which two mature prior to June 30, 2023. The Company is monitoring and evaluating the related risks with transitioning these contracts to a replacement index.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Buildings and improvements	$4,523,052	$4,526,342
Furniture, fixtures & equipment	108,907	118,334
Land	1,222,149	1,242,663
Leasehold interests	26,717	26,050
	5,880,825	5,913,389
Accumulated depreciation	(1,167,734)	(1,062,087)
Total	$4,713,091	$4,851,302
Depreciation expense on real estate investments from continuing operations was $158.3 million, $162.6 million and $153.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Acquisitions and Development
During the year ended December 31, 2021, the Company completed the acquisition of real estate investments and lease related intangibles, as further discussed in Note 2, for experiential properties totaling $48.9 million, that consisted of two eat and play properties.

Additionally, during the year ended December 31, 2021, the Company had investment spending on build-to-suit development and redevelopment for experiential properties totaling $40.2 million.

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

Dispositions
During the year ended December 31, 2021, the Company completed the sale of four theatre properties, two ski properties, one eat & play property and four land parcels for net proceeds totaling $96.1 million and recognized a combined gain on sale of $17.9 million.

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

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the year ended December 31, 2021, the Company received various offers to sell two of its vacant properties. As a result, the Company reassessed the expected holding periods of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of these properties. The Company estimated the fair value of these properties by taking into account these purchase offers. The Company reduced the carrying value of the real estate investments, net to $7.0 million. The Company recognized impairment charges of $2.7 million on the real estate investments, which is the amount that the carrying value of the assets exceeded the estimated fair value.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
During the year ended December 31, 2020, as a result of the COVID-19 pandemic, the Company experienced vacancies at some of its properties and at others the Company has negotiated lease modifications that included rent reductions. As part of this process, the Company reassessed the expected holding periods and expected future cash flows of such properties, and determined that the estimated cash flows were not sufficient to recover the carrying values of nine properties. Two of these nine properties have operating ground lease arrangements with right-of-use assets. During the year ended December 31, 2020, the Company determined the estimated fair value of the real estate investments and right-of-use assets of these properties using independent appraisals and various purchase offers. The Company reduced the carrying value of the real estate investments, net to $39.5 million and the operating lease right-of-use assets to $13.0 million. The Company recognized impairment charges of $70.7 million on the real estate investments and $15.0 million on the right-of-use assets, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

During the year ended December 31, 2020, the Company also recognized $3.2 million in other-than-temporary impairments related to its equity investments in joint ventures in three theatre projects located in China. See Note 7 for further details on these impairments.

On November 22, 2019, the Company completed the sale of substantially all of its public charter school portfolio, consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. Prior to the sale, the Company revised its estimated undiscounted cash flows associated with this portfolio, considering a shorter expected hold period and determined that the estimated cash flows were not sufficient to recover the carrying value of this portfolio. The Company estimated the fair value of this portfolio by taking into account the purchase price in the executed sale agreement. The Company recognized an impairment on public charter school portfolio sale of $21.4 million that included the write-off of non-cash straight-line rent and effective interest receivables totaling $24.8 million. This impairment and the operating results of all of the public charter schools sold in 2019 have been classified within "Discontinued operations" in the accompanying consolidated statements of income (loss) and comprehensive income (loss). See Note 16 for further details on discontinued operations.

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

5. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Receivable from tenants	$37,417	$81,120
Receivable from non-tenants	2,237	505
Straight-line rent receivable	38,419	34,568
Total	$78,073	$116,193

As of December 31, 2021 and 2020, receivables from tenants included payments of approximately $27.3 million and $76.0 million, respectively, that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future. During the year ended December 31, 2021, the Company collected $7.0 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
addition, during the year ended December 31, 2021, the Company collected $63.8 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for these deferments vary by tenant.

During the year ended December 31, 2020, the Company wrote-off receivables from tenants totaling $27.1 million and straight-line rent receivables totaling $38.0 million directly to "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) upon determination that the collectibility of these receivables or future lease payments from these tenants was no longer probable. Additionally, the Company determined that future rental revenue related to these tenants will be recognized on a cash basis. The $38.0 million in write-offs of straight-line rent receivables were comprised of $26.5 million of straight-line rent receivable and $11.5 million of sub-lessor ground lease straight-line rent receivable for the year ended December 31, 2020.

6. Investment in Mortgage Notes and Notes Receivable

Effective January 1, 2020, the Company adopted Topic 326, which requires the Company to estimate and record credit losses for each of its mortgage notes and note receivable. The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward-looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of December 31, 2021, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2021 and 2020 consists of the following (in thousands):

	Year of Origination	Interest Rate	Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage	Carrying amount as of December 31,		Unfunded commitments
Description						2021	2020	December 31, 2021
Private school property Mableton, Georgia (1)	2017	9.02%	Prepaid in full	Interest only	$—	$—	$5,278	$—
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	Interest only	28,692	28,243	27,045	—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	Interest only	10,905	10,940	11,225	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	Interest only	9,090	9,159	9,355	—
Ski property Girdwood, Alaska	2019	8.20%	12/31/2029	Interest only	45,599	45,877	40,680	11,401
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	Interest only	10,539	10,615	8,630	379
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	Interest only	71,223	70,896	67,235	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	Principal & Interest-fully amortizing	10,779	10,874	11,929	—
Ski property West Dover and Wilmington, Vermont	2007	11.96%	12/1/2034	Interest only	51,050	51,047	51,031	—
Four ski properties Ohio and Pennsylvania	2007	11.07%	12/1/2034	Interest only	37,562	37,519	37,413	—
Ski property Chesterland, Ohio	2012	11.55%	12/1/2034	Interest only	4,550	4,516	4,396	—
Ski property Hunter, New York	2016	8.72%	1/5/2036	Interest only	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	Interest only	17,505	17,639	18,289	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	Interest only	18,068	18,198	18,830	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	Interest only	10,292	10,277	10,408	—
Early childhood education center Lake Mary, Florida	2019	7.98%	5/9/2039	Interest only	4,200	4,329	4,348	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	Interest only	14,700	14,996	14,799	—
Early childhood education center Lithia, Florida	2017	8.58%	10/31/2039	Interest only	3,959	4,034	3,737	—
					$369,713	$370,159	$365,628	$11,780

(1) On March 22, 2021, the Company received $5.1 million in proceeds representing prepayment in full on a mortgage note receivable that was secured by a private school property in Mableton, Georgia. No prepayment fee was received in connection with this note payoff.

Investment in notes receivable, including related accrued interest receivable, was $7.3 million at both December 31, 2021 and 2020, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. The restated note receivable consisted of the previous note balance of $6.5 million and provided the borrower with a term loan for up to $13.0 million and a $6.0 million revolving line of credit. The restated note receivable has a maturity date of June 30, 2032 and the line of credit matures on December 31, 2022. Interest is deferred through June 30, 2022, at which time monthly principal and interest payments will be due over 10 years. Although the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
borrower is not in default, nor has the borrower declared bankruptcy, the Company determined these modifications resulted in a troubled debt restructuring (TDR) at December 31, 2020 due to the impacts of the COVID-19 pandemic on the borrower's financial condition. This note receivable is considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The note is secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of December 31, 2020 and recognized credit loss expense for the year ended December 31, 2020 consisting of the outstanding principal balance of $12.6 million and the $12.9 million unfunded commitment on the term loan and line of credit as of December 31, 2020. Income from this borrower is being recognized on a cash basis.

During the year ended December 31, 2021, the borrower repaid $8.4 million on amounts due under the note and the Company was released from an additional $8.5 million in funding commitments. As a result, the Company recognized a credit loss benefit totaling $16.9 million, related to this borrower during the year ended December 31, 2021. The note remains fully reserved with an allowance for credit loss totaling $8.6 million, which represents the outstanding principal balance of the notes as of December 31, 2021.

At December 31, 2021, the Company's investment in this note receivable was a variable interest and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE, as the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable of $8.6 million, which was fully reserved in the allowance for credit losses at December 31, 2021.

The remaining credit loss (benefit) expense for the years ended December 31, 2021 and 2020 of ($5.1) million and $5.2 million, respectively, was due to a change in the expectation in the credit loss model primarily due to impacts of, and the expected recovery from, the COVID-19 pandemic.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the years ended December 31, 2021 and 2020 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
January 1, 2020 (adoption date)	$2,000	$114	$49	$—	$2,163
Credit loss expense	5,000	24	12,805	12,866	30,695
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2020	$7,000	$138	$12,854	$12,866	$32,858
Credit loss benefit	(4,876)	(62)	(4,168)	(12,866)	(21,972)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2021	$2,124	$76	$8,686	$—	$10,886

7. Unconsolidated Real Estate Joint Ventures

As of December 31, 2021 and 2020, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
of December 31, 2021 and 2020, the Company had equity investments of $25.9 million and $27.4 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $85.0 million at December 31, 2021, that is due April 1, 2022. The note can be extended for two additional one year periods upon the satisfaction of certain conditions. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $34.8 million, with $2.1 million remaining to fund at December 31, 2021. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the stated maturity date of April 1, 2022, which can be extended to April 1, 2023. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023. In response to the COVID-19 pandemic, on May 28, 2020, the joint venture was granted a three-month interest deferral, which is required to be paid on the maturity date of the loan and is not considered a troubled debt restructuring.

The Company recognized losses of $4.1 million, $4.0 million and $140 thousand during the years ended December 31, 2021, 2020 and 2019, respectively, and received no distributions during the years ended December 31, 2021, 2020 and 2019 related to the equity investment in these joint ventures.

As of December 31, 2021 and 2020, the Company's investments in these joint ventures were considered to be variable interests and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs as the Company does not individually have the power to direct the activities that are most significant to the joint ventures and accordingly these investments are not consolidated. The Company's maximum exposure to loss at December 31, 2021, is its investment in the joint ventures of $25.9 million as well as the Company's guarantee of the estimated costs to complete renovations of approximately $2.1 million.

On August 26, 2021, the Company entered into two real estate joint venture agreements to acquire an experiential lodging property located in Wisconsin with an initial investment of $11.0 million. The Company's investments in these joint ventures were considered to be variable interests, however, the underlying entities are not VIEs. The Company has a 95% interest in these joint ventures and accounts for its investment under the equity method of accounting, as control over major decisions is shared. The Company's partner, TJO Warrens, LLC and its affiliates, owns the remaining 5% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS.

The joint venture that holds the real property has a secured mortgage loan of $15.0 million at December 31, 2021 and provides for additional draws of approximately $9.6 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $8.7 million, with $8.1 million remaining to fund at December 31, 2021.

As of December 31, 2021, the Company had equity investments of $10.1 million in these two joint ventures. The Company recognized losses of $0.9 million during the year ended December 31, 2021 and received no distributions during the year ended December 31, 2021 related to the equity investments in these joint ventures.

In addition, as of December 31, 2021 and 2020, the Company had equity investments of $0.7 million and $0.8 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. During the year ended December 31, 2020, the Company recognized $3.2 million in other-than-temporary impairment charges on these equity investments. The Company determined the estimated fair value of these investments based primarily on discounted cash flow projections. The Company recognized losses of $4 thousand, $559 thousand and $241 thousand, during the years ended December 31, 2021, 2020 and 2019, respectively, and received distributions of $90 thousand and $112 thousand, from its investment in these joint ventures for the years ended December 31, 2021 and 2019, respectively. No distributions were received during the year ended December 31, 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
8. Debt

Debt at December 31, 2021 and 2020 consists of the following (in thousands):

	2021	2020
Unsecured term loan payable, paid in full and related interest rate swaps terminated on September 13, 2021 (1) (2)	$—	$400,000
Senior unsecured notes payable, 5.25%, paid in full on November 12, 2021 (3)	—	275,000
Senior unsecured notes payable, 4.35% at December 31, 2021, due August 22, 2024 (4)	136,637	148,000
Senior unsecured notes payable, 4.50%, due April 1, 2025 (5)	300,000	300,000
Unsecured revolving variable rate credit facility, LIBOR + 1.20%, due October 6, 2025 (2)	—	590,000
Senior unsecured notes payable, 4.56% at December 31, 2021, due August 22, 2026 (4)	179,597	192,000
Senior unsecured notes payable, 4.75%, due December 15, 2026 (5)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (5)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (5)	400,000	400,000
Senior unsecured notes payable, 3.75%, due August 15, 2029 (5)	500,000	500,000
Senior unsecured notes payable, 3.60%, due November 15, 2031 (5) (6)	400,000	—
Bonds payable, variable rate, fixed at 1.39% through September 30, 2024, due August 1, 2047	24,995	24,995
Less: deferred financing costs, net	(36,864)	(35,552)
Total	$2,804,365	$3,694,443

(1) On September 13, 2021, the Company paid off its $400.0 million unsecured term loan facility, and $1.5 million of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2021. In connection with the payoff, the Company terminated the related interest rate swap agreements on its term loan facility for a cash settlement of $3.2 million. Both amounts, totaling $4.7 million, are included in "Costs associated with loan refinancing or payoff" for the year ended December 31, 2021.

(2) At December 31, 2021, the Company had no balance outstanding under its $1.0 billion unsecured revolving credit facility. The facility bears interest at a floating rate of LIBOR plus 1.20% (with a LIBOR floor of zero), which was 1.301% at December 31, 2021, and a facility fee of 0.25%. Interest is payable monthly.

The facility contains financial covenants or restrictions that limit the Company's level of consolidated debt, secured debt, investment levels outside certain categories and dividend distribution and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

During the year ended December 31, 2020, the Company amended the Second Consolidated Credit Agreement, which governed its unsecured revolving credit facility and its unsecured term loan facility, to modify certain provisions and waive its obligations to comply with certain covenants under these agreements. During the Covenant Relief Period, the Company's obligation to comply with certain covenants under these agreements was waived in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The Company paid higher interest costs until the termination of the Covenant Relief Period and the interest rates on the revolving credit and term loan facilities both during and after the Covenant Relief Period were dependent on the Company's unsecured debt ratings.

The amendments to the Second Consolidated Credit Agreement also imposed additional restrictions on the Company during the Covenant Relief Period, including limitations on making investments, incurring indebtedness, making capital expenditures, paying dividends or making other distributions, repurchasing the Company's shares, voluntarily prepaying certain indebtedness, encumbering certain assets and maintaining a minimum liquidity amount, in each case subject to certain exceptions. The Company had the right under certain circumstances to terminate the Covenant Relief Period earlier, which it exercised on July 12, 2021 as discussed below.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
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

During the year ended December 31, 2021, the Company received an investment grade rating from S&P Global Ratings on its unsecured debt, adding to its current investment grade rating from Moody's Investors Services. The Company previously caused certain of its key subsidiaries to guarantee its obligations under its existing bank credit facility, private placement notes and senior unsecured bonds due to a decrease in the Company's credit ratings resulting from the impact of the COVID-19 pandemic. As a result of the Company obtaining an investment grade rating on its long-term unsecured debt from both S&P and Moody's, the Company's subsidiary guarantors were released from their guarantees under these debt agreements in accordance with the terms of such agreements. Additionally, during October of 2021, Moody's revised its outlook on the Company's investment grade rating on its unsecured debt from negative to stable.

On October 6, 2021, the Company entered into a Third Amended, Restated and Consolidated Credit Agreement, governing a new amended and restated senior unsecured revolving credit facility. The new facility, which will mature on October 6, 2025, replaced the Company’s then existing $1.0 billion senior unsecured revolving credit facility and $400.0 million senior unsecured term loan facility under the Second Consolidated Credit Agreement. The new facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an “accordion” feature under which the Company may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new facility has the same pricing terms based on credit ratings and financial covenants as the prior facility (with improved valuation of certain asset types), as well as customary covenants and events of default. The Company has two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default.

In connection with the amendment, the Company paid $7.5 million in fees to existing lenders that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees related to the unsecured revolving credit facility and are included in "Other assets" in the accompanying balance sheet as of December 31, 2021.

(3) On November 12, 2021, the Company redeemed all of its $275.0 million principal amount, 5.25% senior notes due in 2023. The Company used a portion of the proceeds from the senior note offering discussed below to fund this redemption plus the make-whole premium payment of $19.6 million. The premiums paid and the non-cash write-off of deferred financing costs, totaling $20.4 million, are included in "Costs associated with loan refinancing or payoff" for the year ended December 31, 2021.

(4) The amended Note Purchase Agreement, which governs the private placement notes, contains certain financial and other covenants that generally conform to the Company's unsecured revolving credit facility.

During the year ended December 31, 2020, the Company amended the Note Purchase Agreement. The amendments modified certain provisions and waived the Company's obligations to comply with certain covenants under these debt agreements during the Covenant Relief Period in light of the uncertainty related to impacts of the COVID-19 pandemic on the Company and its tenants and borrowers. The amendments provided for certain additional provisions and restrictions and an immediate 0.65% waiver premium to be paid on the private placement notes during the Covenant Relief Period. In addition, as a result of downgrades of the Company's unsecured debt rating to BB+ by both Fitch and S&P Global Ratings, the spreads on the private placement notes increased by an additional 0.60%. As a result, the interest rates for the private placement notes during the Covenant Relief Period were 5.60% and 5.81% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

On July 12, 2021, the Company provided notice of its election to terminate the Covenant Relief Period early and was released from the additional provisions and restrictions. Also, as a result of this election, the interest rates for the private placement notes returned to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
Additionally, during the year ended December 31, 2021, the Company paid down principal of approximately $23.8 million on its private placement notes resulting from the sale of assets in accordance with the amendments.

Subsequent to December 31, 2021, the Company amended the Note Purchase Agreement to, among other things: (i) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to conform generally to the changes beneficial to the Company in the corresponding covenants and provisions contained in the Company's Third Amended, Restated and Consolidated Credit Agreement, dated October 6, 2021, and (ii) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to reflect the prior termination of the Covenant Relief Period and removal of related provisions.

(5) These notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(6) On October 27, 2021, the Company issued $400.0 million in aggregate principal amount of senior notes due November 15, 2031 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.60%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2022 until the stated maturity date. The notes were issued at 99.174% of their face value and are unsecured. Net proceeds from the note offering were used for the redemption of the Company's senior notes due in 2023 discussed above.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's debt instruments at December 31, 2021.

Principal payments due on long-term debt obligations subsequent to December 31, 2021 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2022	$—
2023	—
2024	136,637
2025	300,000
2026	629,597
Thereafter	1,774,995
Less: deferred financing costs, net	(36,864)
Total	$2,804,365

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net from continuing operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Interest on loans	$138,805	$152,058	$140,697
Amortization of deferred financing costs	7,666	6,606	6,192
Credit facility and letter of credit fees	3,344	3,064	2,265
Interest cost capitalized	(1,567)	(1,233)	(4,975)
Interest income	(153)	(2,820)	(2,177)
Interest expense, net	$148,095	$157,675	$142,002

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had no derivative assets at December 31, 2021 and December 31, 2020. The Company had derivative liabilities of $4.9 million and $14.0 million at December 31, 2021 and 2020, respectively. The Company has not posted or received collateral with its derivative counterparties as of December 31, 2021 and 2020. See Note 10 for disclosures relating to the fair value of the derivative instruments.

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

During the year ended December 31, 2021, the Company terminated four of its interest rate swap agreements in connection with the payoff of the related unsecured term loan facility. These interest rate swaps had a combined notional amount of $400.0 million at termination and $3.2 million was reclassified into earnings as expense during the year ended December 31, 2021, as the forecasted future transactions were no longer probable.

At December 31, 2021, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. The interest rate swap agreement outstanding as of December 31, 2021 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2021, the Company estimates that during the twelve months ending December 31, 2022, $0.2 million of losses will be reclassified from AOCI to interest expense.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
During the year ended December 31, 2020, the Company entered into three USD-CAD cross-currency swaps that were effective July 1, 2020 with a fixed original notional value of $100.0 million CAD and $76.6 million USD. The net effect of this swap is to lock in an exchange rate of $1.31 CAD per USD on approximately $7.2 million annual CAD denominated cash flows through June 2022.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2021, the Company estimates that during the twelve months ending December 31, 2022, $0.1 million of losses will be reclassified from AOCI to other expense.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2021, the Company had the following cross-currency swaps designated as net investment hedges:

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2021, 2020 and 2019:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Year Ended December 31,
Description	2021	2020	2019
Cash Flow Hedges
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative	$(2,944)	$(11,612)	$(7,476)
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(9,156)	(6,159)	1,138
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(99)	5	(450)
Amount of (Expense) Income Reclassified from AOCI into Earnings (2)	(262)	441	545
Net Investment Hedges
Cross Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(518)	(4,664)	(4,454)
Amount of Income Recognized in Earnings (2) (3)	367	599	556
Total
Amount of Loss Recognized in AOCI on Derivative	$(3,561)	$(16,271)	$(12,380)
Amount of (Expense) Income Reclassified from AOCI into Earnings	(9,418)	(5,718)	1,683
Amount of Income Recognized in Earnings	367	599	556

Interest expense, net in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$148,095	$157,675	$142,002
Other income in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$18,816	$9,139	$25,920
(1)    Included in “Interest expense, net” in accompanying consolidated statements of income (loss) and comprehensive income (loss) except for a cash settlement of approximately $3.2 million for the year ended December 31, 2021 which is included in “Costs associated with loan refinancing or payoff” in accompanying consolidated statements of income (loss) and comprehensive income (loss) related to the termination of the interest rate swap agreements.
(2)    Included in "Other income" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
(3)    Amounts represent derivative gains excluded from the effectiveness testing.

Credit-risk-related Contingent Features
The Company has an agreement with its interest rate derivative counterparty that contains a provision where if the Company defaults on any of its obligations for borrowed money or credit in an amount exceeding $50.0 million and such default is not waived or cured within a specified period of time, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of December 31, 2021, the fair value of the Company's derivatives in a liability position related to these agreements was $4.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.0 million. As of December 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
The table below presents the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2021 and 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2021:
Cross Currency Swaps**	$—	$(4,626)	$—	$(4,626)
Interest Rate Swap Agreements**	$—	$(262)	$—	$(262)
2020:
Cross Currency Swaps**	$—	$(4,271)	$—	$(4,271)
Interest Rate Swap Agreements**	$—	$(9,723)	$—	$(9,723)
** Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2021 and 2020
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2021:
Real estate investments, net	$—	$6,956	$—	$6,956
Other assets (1)	—	—	—	—
2020:
Real estate investments, net	$—	$29,684	$9,860	$39,544
Operating lease right-of-use assets	—	—	12,953	12,953
Investment in joint ventures	—	—	771	771
Other assets (1)	—	—	—	—
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

As discussed further in Note 4, during the year ended December 31, 2021, the Company recorded impairment charges of $2.7 million related to real estate investments, net on two of its properties. Management estimated the fair values of these investments taking into account various factors including purchase offers, shortened hold periods and market conditions. The Company determined, based on the inputs, that the valuation of these properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value.

As discussed further in Note 4, during the year ended December 31, 2020, the Company recorded impairment charges of $85.7 million, of which $70.7 million related to real estate investments, net and $15.0 million related to operating lease right-of-use assets. Management estimated the fair value of these investments taking into account various factors including purchase offers, independent appraisals, shortened hold periods and current market conditions. The Company determined, based on the inputs, that its valuation of six of its properties with purchase offers were classified as Level 2 of the fair value hierarchy and were measured at fair value. Three properties, two of which included operating lease right-of-use assets, were measured at fair value using independent appraisals which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
market rents which ranged from $9 per square foot to $28 per square foot, discount rates which ranged from 9.0% to 12.3% and a terminal capitalization rate of 8.75% for the property not under ground lease. Significant inputs and assumptions used in the right-of-use asset appraisals included market rates which ranged from $10 per square foot to $16 per square foot and discount rates which ranged from 8.0% to 8.5%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

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

As discussed further in Note 6, during the year ended December 31, 2020, the Company recorded expected credit loss expense totaling $25.5 million related to notes receivable from one borrower to fully reserve the outstanding principal balance of $12.6 million and unfunded commitment to fund $12.9 million, as a result of recent changes in the borrower's financial status due to the impact of the COVID-19 pandemic. During the year ended December 31, 2021, the borrower repaid $8.4 million on amounts due under the note and the Company was released from an additional $8.5 million in funding commitments. Management valued the loan based on the fair value of the underlying collateral which was based on review of the financial statements of the borrower, and was classified within Level 2 of the fair value hierarchy for the years ended December 31, 2021 and 2020.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2021 and 2020:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2021, the Company had a carrying value of $370.2 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.04%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.96%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be $400.1 million with an estimated weighted average market rate of 8.05% at December 31, 2021.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2021, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 0.15%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2021.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
At December 31, 2020, the Company had a carrying value of $1.0 billion in variable rate debt outstanding with an average weighted interest rate of approximately 2.23%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2020.

At December 31, 2021 and 2020, $25.0 million and $425.0 million, respectively, of the Company's variable rate debt, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 9 for additional information related to the Company's interest rate swap agreements.

At December 31, 2021, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using December 31, 2021 market rates of 2.25% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $2.93 billion with an estimated weighted average market rate of 3.43% at December 31, 2021.

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

Common Shares
The Company's Board declared cash dividends totaling $1.50 and $1.515 per common share for the years ended December 31, 2021 and 2020, respectively. The monthly cash dividend to common shareholders was temporarily suspended following the common share dividend paid on May 15, 2020 to shareholders of record as of April 30, 2020. On August 15, 2021, following termination of the Covenant Relief Period, the Company resumed paying regular monthly cash dividends to common shareholders.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2021 and 2020 are as follows:

	Cash Distributions Per Share
	2021	2020
Taxable ordinary income (1)	$1.2500	$0.8888
Return of capital	—	0.5634
Long-term capital gain (2)	—	0.4378
Totals	$1.2500	$1.8900
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1439 was unrecaptured section 1250 gain for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2021.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
During the year ended December 31, 2021 and 2020, the Company issued an aggregate of 11,798 and 36,176 common shares under its DSP Plan for net proceeds of $0.6 million and $1.1 million, respectively.

During the year ended December 31, 2020, the Company's Board approved a share repurchase program pursuant to which the Company may repurchase up to $150.0 million of the Company's common shares. The share repurchase program was scheduled to expire on December 31, 2020; however, the Company suspended the program on the effective date of the covenant modification agreements, June 29, 2020. During the year ended December 31, 2020, the Company repurchased 4,066,716 common shares under the share repurchase program for approximately $106.0 million. The repurchases were made under a Rule 10b5-1 trading plan.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2021, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4148 common shares per Series C preferred share, which is equivalent to a conversion price of $60.27 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

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

The Company's Board declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2021 and 2020. There were non-cash distributions associated with conversion adjustments of $0.0522 and $0.2131 per Series C preferred share for the years ended December 31, 2021 and 2020, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2021 and 2020 are as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

	Cash Distributions per Share
	2021	2020
Taxable ordinary income (1)	$1.4375	$0.9631
Return of capital	—	—
Long-term capital gain (2)	—	0.4744
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1559 was unrecaptured section 1250 gains for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2021.

	Non-cash Distributions per Share
	2021	2020
Taxable ordinary income (3)	$0.0522	$0.0958
Return of capital	—	0.0701
Long-term capital gain (4)	—	0.0472
Totals	$0.0522	$0.2131
(3) Amounts qualify in their entirety as 199A distributions.
(4) Of the long-term capital gain, $0.0155 was unrecaptured section 1250 gains for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2021.

Series E Convertible Preferred Shares
The Company has outstanding 3.4 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2021, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4826 common shares per Series E preferred share, which is equivalent to a conversion price of $51.80 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Company's Board declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2021 and 2020. There were non-cash distributions associated with conversion adjustments of $0.1695 per Series E preferred share for the year ended December 31, 2020. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2021 and 2020 are as follows:

	Cash Distributions per Share
	2021	2020
Taxable ordinary income (1)	$2.2500	$1.5075
Return of capital	—	—
Long-term capital gain (2)	—	0.7425
Totals	$2.2500	$2.2500
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.2441 was unrecaptured section 1250 gains for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2021.

	Non-cash Distributions per Share
	2021	2020
Taxable ordinary income (3)	$—	$0.0176
Return of capital	—	0.1432
Long-term capital gain (4)	—	0.0087
Totals	$—	$0.1695
(3) Amounts qualify in their entirety as 199A distributions.
(4) Of the long-term capital gain, $0.0610 was unrecaptured section 1250 gains for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2021.

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

The Company's Board declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2021 and 2020. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2021 and 2020 are as follows:

	Cash Distributions per Share
	2021	2020
Taxable ordinary income (1)	$1.4375	$0.9631
Return of capital	—	—
Long-term capital gain (2)	—	0.4744
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.
(2) Of the long-term capital gain, $0.1559 was unrecaptured section 1250 gains for the year ended December 31, 2020. There were no unrecaptured section 1250 gains for the year ended December 31, 2021.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands except per share information):

	Year Ended December 31, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$98,606
Less: preferred dividend requirements	(24,134)
Net income available to common shareholders	$74,472	74,755	$1.00
Diluted EPS:
Net income available to common shareholders	$74,472	74,755
Effect of dilutive securities:
Share options and performance shares	—	1
Net income available to common shareholders	$74,472	74,756	$1.00

	Year Ended December 31, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(131,728)
Less: preferred dividend requirements	(24,136)
Net loss available to common shareholders	$(155,864)	75,994	$(2.05)
Diluted EPS:
Net loss available to common shareholders	$(155,864)	75,994
Effect of dilutive securities:
Share options	—	—
Net loss available to common shareholders	$(155,864)	75,994	$(2.05)

	Year Ended December 31, 2019
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$154,556
Less: preferred dividend requirements	(24,136)
Income from continuing operations available to common shareholders	$130,420	76,746	$1.70
Income from discontinued operations available to common shareholders	$47,687	76,746	$0.62
Net income available to common shareholders	$178,107	76,746	$2.32
Diluted EPS:
Income from continuing operations available to common shareholders	$130,420	76,746
Effect of dilutive securities:
Share options	—	36
Income from continuing operations available to common shareholders	$130,420	76,782	$1.70
Income from discontinued operations available to common shareholders	$47,687	76,782	$0.62
Net income available to common shareholders	$178,107	76,782	$2.32

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

The following shares have an anti-dilutive effect and are therefore excluded from the calculation of diluted earnings per share:
•The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for the years ended December 31, 2021, 2020 and 2019.
•The additional 1.7 million common shares for both the years ended December 31, 2021 and 2020 and 1.6 million common shares for the year ended December 31, 2019 that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares.
•Outstanding options to purchase 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the year ended December 31, 2021.
•Outstanding options to purchase 117 thousand common shares at per share prices ranging from $44.62 to $76.63 for the year ended December 31, 2020.
•Outstanding options to purchase 4 thousand common shares at per share prices ranging from $73.84 to $76.63 for the year ended December 31, 2019.
•The effect of 102 thousand contingently issuable performance shares granted during 2021 for the year ended December 31, 2021.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for the years ended December 31, 2021 and 2020.

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

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. The 2016 Equity Incentive Plan was amended by shareholders at the May 28, 2021 annual meeting of shareholders. The amendment increased the number of authorized shares issuable under the plan from 1,950,000 shares to 3,950,000 shares. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At December 31, 2021, there were 2,364,714 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2018	234,875	$19.02	—	$76.63	$51.98
Exercised	(118,786)	19.02	—	61.79	48.71
Granted	1,941	73.84	—	73.84	73.84
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63
Exercised	(1,410)	44.98	—	44.98	44.98
Granted	2,890	69.19	—	69.19	69.19
Forfeited/Expired	(2,820)	44.98	—	44.98	44.98
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36
Exercised	(5,051)	45.20	—	47.77	47.27
Granted	1,838	44.44	—	44.44	44.44
Forfeited/Expired	(4,806)	45.20	—	61.79	51.42
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79

The weighted average fair value of options granted was $20.34, $3.73 and $4.64 during 2021, 2020 and 2019, respectively. The intrinsic value of stock options exercised was $14 thousand, $22 thousand, and $2.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company repurchased 4,812 shares in conjunction with the stock options exercised during the year ended December 31, 2021 with a total value of $241 thousand.

The following table summarizes outstanding and exercisable options at December 31, 2021:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
44.44 - 49.99	21,309	3.0			19,471	0.6
50.00 - 59.99	31,008	2.5			30,050	2.4
60.00 - 69.99	52,198	4.5			50,031	3.5
70.00 - 76.63	4,156	6.1			3,186	5.8
	108,671	3.7	$56.79	$21	102,738	2.7	$56.59	$16

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2020	445,402	$68.47
Granted	246,562	44.44
Vested	(201,380)	67.87
Forfeited	(12,030)	59.63
Outstanding at December 31, 2021	478,554	$56.57	0.85

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $6.6 million, $17.4 million, and $22.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, unamortized share-based compensation expense related to nonvested shares was $10.5 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2022	$5,928
2023	3,417
2024	1,169
Total	$10,514

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Number of Performance Shares
Outstanding at December 31, 2020	56,338
Granted	102,438
Vested	—
Forfeited	—
Outstanding at December 31, 2021	158,776

The number of common shares issuable upon settlement of the performance shares granted during the years ended December 31, 2021 and 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2023 and 2022: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Average Annual Growth in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.6 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2023 and 2022 for performance shares granted in 2021 and 2020, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the years ended December 31, 2021 and 2020, respectively: risk-free interest rate of 0.2% and 1.4%, volatility factors in the expected market price of the Company's common shares of 69% and 18% and an expected life of three years.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2021, achievement of the performance condition was deemed probable for the performance shares granted during the year ended December 31, 2021, with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million. Achievement of the performance condition for the performance shares granted during the year ended December 31, 2020 was deemed not probable at December 31, 2021.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the years ended December 31, 2021 and 2020, the Company accrued

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
dividend equivalents expected to be paid on earned awards of $158 thousand and $50 thousand, respectively. In connection with the retirement of the Company's Senior Vice President - Asset Management, Michael L. Hirons, $14 thousand in dividend equivalents were paid for the year ended December 31, 2020. No dividend equivalents were paid for the year ended December 31, 2021.

At December 31, 2021, unamortized share-based compensation expense related to nonvested performance shares was $6.8 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2020	74,767	$31.57
Granted	43,306	49.15
Vested	(74,767)	31.57
Outstanding at December 31, 2021	43,306	$49.15	0.42
The holders of restricted share units receive dividend equivalents from the date of grant. At December 31, 2021, unamortized share-based compensation expense related to restricted share units was $887 thousand which will be recognized in 2022.

15. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 28 years. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at December 31, 2021 and 2020 (in thousands):

	December 31, 2021				December 31, 2020
	Operating leases	Sub-lessor operating ground leases			Operating leases	Sub-lessor operating ground leases
	Amount (1) (2)	Amount (1) (2)	Total		Amount (1) (2)	Amount (1) (2)	Total
Year:				Year:
2022	$487,344	$23,232	$510,576	2021	$461,473	$20,440	$481,913
2023	487,624	22,915	510,539	2022	477,454	20,743	498,197
2024	485,383	22,415	507,798	2023	474,504	20,022	494,526
2025	480,161	22,552	502,713	2024	471,149	19,521	490,670
2026	477,702	20,687	498,389	2025	464,850	19,636	484,486
Thereafter	3,687,535	185,964	3,873,499	Thereafter	3,939,241	182,206	4,121,447
Total	$6,105,749	$297,765	$6,403,514	Total	$6,288,671	$282,568	$6,571,239
(1) Amounts presented above are based on contractual obligations and exclude the impact of COVID-19 deferred rent payments. As of December 31, 2021, receivables from tenants included fixed rent payments of approximately $27.3 million that were deferred due to the COVID-19 pandemic and determined to be collectible. The Company is currently scheduled to collect approximately $22.2 million in 2022, $3.8 million in 2023, $1.1 million in 2024 and $0.2 million in 2025.
(2) Included in rental revenue.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2021 and 2020, the Company was lessee in 51 and 53 operating ground leases, respectively, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2021, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2021, the ground lease arrangements have remaining terms ranging from one year to 45 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of December 31, 2021, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2021 and 2020, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2021			December 31, 2020
	Ground Leases (1)	Office lease (2)		Ground Leases (1)	Office lease (2)
Year:			Year:
2022	$24,753	$967	2021	$22,520	$884
2023	24,440	967	2022	22,058	967
2024	23,939	967	2023	21,340	967
2025	24,058	967	2024	20,840	967
2026	22,232	724	2025	20,936	967
Thereafter	202,135	—	Thereafter	203,467	724
Total lease payments	$321,557	$4,592		$311,161	$5,476
Less: imputed interest	106,878	476		113,730	684
Present value of lease liabilities	$214,679	$4,116		$197,431	$4,792
(1) Included in property operating expense.
(2) Included in general and administrative expense.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2021 (in thousands):

		As of December 31,
	Classification	2021	2020
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$176,984	$159,245
Office lease asset	Operating lease right-of-use assets	3,824	4,521
Total operating lease right-of-use assets		$180,808	$163,766
Sub-lessor straight-line rent receivable	Accounts receivable	12,894	12,433
Total leased assets		$193,702	$176,199
Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$214,679	$197,431
Office lease liability	Operating lease liabilities	4,116	4,792
Total lease liabilities		$218,795	$202,223

The following table summarizes rental revenue, including sublease arrangements and lease costs, including impairment charges on operating lease right-of-use assets for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		Year ended December 31,
	Classification	2021	2020	2019
Rental revenue
Operating leases (1)	Rental revenue	$457,063	$361,393	$569,530
Sublease income - operating ground leases (2)	Rental revenue	$21,819	$10,783	$23,492
Lease costs
Operating ground lease cost	Property operating expense	$22,863	$24,386	$24,656
Operating office lease cost	General and administrative expense	$905	$905	$909
Operating lease right-of-use asset impairment charges (3)	Impairment charges	$—	$15,009	$—
(1) During the year ended December 31, 2020, the Company wrote-off straight-line rent receivables totaling $26.5 million, to straight-line rental revenue classified in rental revenue in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Additionally, during the year ended December 31, 2020, the Company wrote-off lease receivables from tenants totaling $25.7 million, to minimum rent, tenant reimbursements and percentage rent classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) related to tenants being recognized on a cash basis.

(2) During the year ended December 31, 2020, the Company wrote-off sub-lessor ground lease straight-line rent receivables totaling $11.5 million, to straight-line rental revenue classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Additionally, during the year ended December 31, 2020, the Company wrote-off sub-lessor ground lease receivables from tenants totaling $1.4 million to minimum rent classified in "Rental revenue" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) related to tenants being recognized on a cash basis.

(3) During the year ended December 31, 2020, the Company recognized impairment charges of $15.0 million related to the operating lease right-of-use assets at two of its properties. See Note 4 for the details on these impairments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for arrangements where the Company is the lessee as of December 31, 2021:

	As of December 31,
	2021	2020
Weighted-average remaining lease term in years
Operating ground leases	15.0	15.8
Operating office lease	4.8	5.8
Weighted-average discount rate
Operating ground leases	4.97%	4.97%
Operating office lease	4.62%	4.62%

16. Discontinued Operations

During the year ended December 31, 2019, the Company completed the sale of all of its public charter school portfolio with the largest disposition occurring on November 22, 2019 consisting of 47 public charter school related assets, for net proceeds of approximately $449.6 million. The Company determined the dispositions of the remaining public charter school portfolio in 2019 represented a strategic shift that had a major effect on the Company's operations and financial results. Therefore, all public charter school investments disposed of by the Company during the year ended December 31, 2019 qualified as discontinued operations. Accordingly, the historical financial results of these public charter school investments are reflected in the Company's consolidated financial statements as discontinued operations for the year ended December 31, 2019.

The operating results relating to discontinued operations are as follows (in thousands):

Year Ended December 31,
2019
Rental revenue	$36,289
Other income	—
Mortgage and other financing income	14,284
Total revenue	50,573
Property operating expense	573
Costs associated with loan refinancing or payoff	181
Interest expense, net	(351)
Depreciation and amortization	12,929
Income from discontinued operations before other items	37,241
Impairment on public charter school portfolio sale	(21,433)
Gain on sale of real estate	31,879
Income from discontinued operations	$47,687

The cash flow information relating to discontinued operations are as follows (in thousands):

Year Ended December 31,
2019
Depreciation and amortization	$12,929
Acquisition of and investments in real estate and other assets	(6,968)
Proceeds from sale of real estate	182,934
Proceeds from sale of public charter school portfolio	449,555
Investment in mortgage notes receivable	(5,115)
Proceeds from mortgage notes receivable paydowns	28,662
Additions to properties under development	(22,981)

Non-cash activity:
Transfer of property under development to real estate investments	$28,099
Interest cost capitalized	351

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
17. Other Commitments and Contingencies

As of December 31, 2021, the Company had 15 development projects with commitments to fund an aggregate of approximately $88.8 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2021, the Company had two mortgage notes with commitments totaling approximately $11.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2021, the Company had four surety bonds outstanding totaling $33.3 million.

18. Segment Information

The Company groups its investments into two reportable segments: Experiential and Education.

The financial information summarized below is presented by reportable segment (in thousands):

Balance Sheet Data:
	As of December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,995,241	$505,086	$300,823	$5,801,150

	As of December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,133,486	$529,755	$1,040,944	$6,704,185

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Operating Data:
	For the Year Ended December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$441,423	$37,459	$—	$478,882
Other income	18,416	—	400	18,816
Mortgage and other financing income	32,980	1,002	—	33,982
Total revenue	492,819	38,461	400	531,680
Property operating expense	56,027	(109)	821	56,739
Other expense	21,864	—	(123)	21,741
Total investment expenses	77,891	(109)	698	78,480
Net operating income - before unallocated items	414,928	38,570	(298)	453,200

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(44,362)
Costs associated with loan refinancing or payoff				(25,451)
Interest expense, net				(148,095)
Transaction costs				(3,402)
Credit loss benefit				21,972
Impairment charges				(2,711)
Depreciation and amortization				(163,770)
Equity in loss from joint ventures				(5,059)
Gain on sale of real estate				17,881
Income tax expense				(1,597)
Net income				98,606
Preferred dividend requirements				(24,134)
Net income available to common shareholders of EPR Properties				$74,472

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019

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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2021
(Dollars in thousands)

Description	Balance at December 31, 2020	Additions During 2021	Deductions During 2021	Balance at December 31, 2021
Reserve for Doubtful Accounts	$63	$—	$—	$63
Allowance for Credit Losses	32,858	—	(21,972)	10,886
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

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Sugar Land, TX	$—	$—	$19,100	$4,152	$—	$23,252	$23,252	$(12,004)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(10,649)	11/97	40 years
Columbus, OH	—	—	12,685	629	—	13,314	13,314	(7,612)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(9,417)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(12,864)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(8,006)	11/97	40 years
Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(12,898)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(17,641)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(13,549)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(15,672)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(16,576)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(4,245)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(12,847)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(8,050)	12/98	40 years
Boise, ID	—	—	16,003	400	—	16,403	16,403	(9,233)	12/98	40 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(7,114)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(8,524)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(6,297)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(7,348)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(3,599)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(3,362)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(6,715)	03/02	40 years
Greenville, SC	—	1,660	7,570	473	1,660	8,043	9,703	(3,826)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(12,154)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(9,752)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(8,507)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(10,604)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(3,812)	12/02	40 years
Macon, GA	—	1,982	5,056	1,462	1,982	6,518	8,500	(2,387)	03/03	40 years
Southfield, MI	—	8,000	20,518	(23,818)	4,700	—	4,700	—	05/03	n/a
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(2,035)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(4,088)	11/03	40 years
Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(7,698)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	—	4,869	18,143	23,012	(8,051)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(7,974)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(4,867)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(4,509)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(5,457)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(3,889)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(4,765)	12/04	40 years
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(3,458)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(4,826)	03/05	40 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(3,609)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(2,307)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(4,442)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,532)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,487)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(6,762)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(1,890)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(4,806)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(5,837)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(2,702)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(5,823)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(5,674)	08/06	40 years
Kalamazoo, MI	—	5,125	12,216	(15,931)	370	1,040	1,410	(624)	11/06	17 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(5,662)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(4,312)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(4,295)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(2,624)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(7,267)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(3,485)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(444)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(3,660)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(531)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(2,122)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(3,800)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(517)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,415)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(1,167)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,666)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(1,182)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(2,884)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(1,970)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(2,162)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(1,376)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(651)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(3,244)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(566)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(954)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(1,798)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,328)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(1,406)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(1,608)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(3,572)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	2,056	4,356	13,589	17,945	(3,579)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(3,011)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(4,053)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(3,578)	06/10	40 years
Hooksett, NH	—	2,639	11,605	1,376	2,639	12,981	15,620	(3,257)	03/11	40 years
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(1,136)	03/11	40 years
Merrimack, NH	—	3,160	5,642	99	3,160	5,741	8,901	(1,531)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(1,928)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(1,146)	04/11	40 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Dallas, TX	—	—	12,146	(11,086)	—	1,060	1,060	(73)	03/12	30 years
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(2,775)	06/12	40 years
Southern Pines, NC	—	1,709	4,747	3,705	1,709	8,452	10,161	(1,384)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,341)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(1,921)	09/12	40 years
Gainesville, VA	—	—	10,846	95	—	10,941	10,941	(2,197)	02/13	40 years
Lafayette, LA	14,360	—	12,728	1,438	—	14,166	14,166	(2,637)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(336)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(1,954)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,648	1,579	27,252	28,831	(7,305)	10/13	40 years
Warrenville, IL	—	14,000	17,318	(5,417)	8,270	17,631	25,901	(4,746)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(1,937)	08/13	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(1,678)	11/12	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(351)	04/14	40 years
Seymour, IN	—	1,028	2,291	—	1,028	2,291	3,319	(472)	04/14	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(2,532)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(2,086)	04/14	40 years
New Albany, IN	—	2,461	14,807	—	2,461	14,807	17,268	(2,962)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(3,836)	04/14	40 years
Williamsport, PA	—	2,243	6,684	—	2,243	6,684	8,927	(1,408)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(1,758)	04/14	40 years
Moline, IL	—	1,963	10,183	—	1,963	10,183	12,146	(2,062)	04/14	40 years
O'Fallon, MO	—	1,046	7,342	—	1,046	7,342	8,388	(1,478)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(3,398)	04/14	40 years
Sterling Heights, MI	—	10,849	—	(3,712)	6,949	188	7,137	(110)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(1,107)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(1,185)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(5,802)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(1,266)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(3,708)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(1,183)	12/15	40 years
Corpus, Christi, TX	—	1,286	8,252	—	1,286	8,252	9,538	(1,014)	12/15	40 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(1,211)	06/16	25 years
Franklin, TN	—	10,158	17,549	9,018	10,158	26,567	36,725	(5,814)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(3,894)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(3,188)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(4,862)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,205	2,784	12,239	15,023	(1,983)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(1,333)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(2,378)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(1,020)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(2,039)	05/17	27 years
Wichita, KS	—	267	7,535	—	267	7,535	7,802	(1,502)	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(4,868)	05/17	23 years
Richmond, TX	—	7,251	36,534	(27)	7,251	36,507	43,758	(4,423)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(3,179)	08/17	40 years
Cleveland, OH	—	2,671	17,526	—	2,671	17,526	20,197	(3,390)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(1,209)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(775)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(2,543)	06/18	40 years
Long Island, NY	—	—	12,479	267	—	12,746	12,746	(1,707)	12/18	25 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Beaumont, CA	—	2,421	12,026	—	2,421	12,026	14,447	(211)	01/19	40 years
Brandywine, MD	—	5,251	10,520	—	5,251	10,520	15,771	(1,000)	03/19	34 years
Cincinnati, OH	—	2,831	11,430	—	2,831	11,430	14,261	(1,033)	03/19	35 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(2,073)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(1,325)	03/19	37 years
Savoy, IL	—	1,938	10,554	229	1,938	10,783	12,721	(1,512)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(2,572)	06/19	30 years
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(1,886)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(1,247)	06/19	40 years
Columbia, MD	—	12,642	14,152	—	12,642	14,152	26,794	(1,341)	06/19	34 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(1,279)	06/19	35 years
Foothill Ranch, CA	—	7,653	14,090	—	7,653	14,090	21,743	(1,752)	06/19	29 years
Wilsonville, OR	—	2,742	1,301	—	2,742	1,301	4,043	(322)	06/19	23 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(1,323)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(991)	06/19	30 years
Abingdon, MD	—	4,613	6,171	—	4,613	6,171	10,784	(977)	06/19	24 years
Midland, TX	—	2,495	12,965	—	2,495	12,965	15,460	(1,137)	06/19	35 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(978)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(990)	06/19	23 years
Woodway, TX	—	2,376	7,309	—	2,376	7,309	9,685	(1,057)	06/19	24 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(752)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(478)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(595)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(590)	06/19	24 years
New Hartford, NY	—	946	11,985	(141)	946	11,844	12,790	(965)	10/19	31 years
Columbus, OH	—	5,211	14,179	571	5,211	14,750	19,961	(1,283)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(2,009)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(595)	12/19	28 years
Bluffton, SC	—	1,912	3,053	110	1,912	3,163	5,075	(352)	03/20	25 years
Cherry Hill, NJ	—	5,038	9,206	—	5,038	9,206	14,244	(1,219)	03/20	25 years

Eat & Play
Westminster, CO	—	6,205	12,600	20,868	4,998	34,675	39,673	(20,920)	12/01	40 years
Westminster, CO	—	5,850	17,314	4,257	5,850	21,571	27,421	(9,363)	06/99	40 years
Houston, TX	—	3,653	1,365	(1,531)	3,408	79	3,487	(30)	05/00	40 years
New Rochelle, NY	—	6,100	97,696	14,357	6,100	112,053	118,153	(51,100)	10/03	40 years
Kanata, ON	—	10,044	36,630	35,098	9,938	71,834	81,772	(29,530)	03/04	40 years
Mississagua, ON	—	9,221	17,593	24,200	11,998	39,016	51,014	(14,536)	03/04	40 years
Oakville, ON	—	10,044	23,646	17,142	9,938	40,894	50,832	(16,100)	03/04	40 years
Whitby, ON	—	10,202	21,960	35,248	12,968	54,442	67,410	(20,486)	03/04	40 years
Burbank, CA	—	16,584	35,016	12,852	16,584	47,868	64,452	(17,996)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(1,922)	07/11	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(3,717)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(3,778)	02/12	30 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(1,947)	03/12	40 years
Jacksonville, FL	—	4,510	5,061	4,748	4,510	9,809	14,319	(3,447)	02/12	30 years
Indianapolis, IN	—	4,298	6,320	(4,754)	1,813	4,051	5,864	(922)	02/12	40 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(3,042)	09/12	40 years
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(2,685)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(3,115)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(3,176)	06/13	40 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(2,783)	07/13	40 years
Warrenville, IL	—	—	6,469	9,625	2,906	13,188	16,094	(3,942)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(2,736)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(2,841)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(2,776)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(2,809)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(3,084)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(2,773)	06/14	40 years
Ashburn VA	—	—	16,873	101	—	16,974	16,974	(2,678)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(3,106)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(2,628)	09/14	40 years
Webster, TX	—	5,631	17,732	927	5,338	18,952	24,290	(2,902)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(2,848)	12/14	40 years
Edison, NJ	—	—	22,792	1,489	—	24,281	24,281	(3,025)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(2,694)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(2,918)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(3,093)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(2,682)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(2,336)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(2,492)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(1,730)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(2,046)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(2,995)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(1,065)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(1,291)	08/17	40 years
Cleveland, OH	—	2,389	3,546	374	2,389	3,920	6,309	(859)	08/17	25 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(1,931)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(2,160)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(1,931)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(2,147)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(2,030)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(1,807)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(1,554)	09/18	40 years
Eugene, OR	—	1,321	—	—	1,321	—	1,321	—	06/19	n/a
Katy, TX	—	5,210	16,247	293	3,492	18,258	21,750	(859)	06/19	40 years
Gwinnett, GA	—	3,318	17,873	—	3,318	17,873	21,191	(432)	06/20	40 years
San Jose, CA	—	—	26,752	—	—	26,752	26,752	(595)	03/21	40 years

Ski
Bellfontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(5,385)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(18,549)	09/13	40 years
Northstar, CA	—	48,178	88,532	—	48,178	88,532	136,710	(23,728)	04/17	40 years
Northstar, CA	—	7,827	18,112	—	7,827	18,112	25,939	(2,453)	04/17	40 years

Attractions
Denver, CO	—	753	6,218	—	753	6,218	6,971	(1,019)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(1,119)	03/17	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(10,172)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(3,476)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(960)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(5,850)	04/17	30 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(3,685)	04/17	30 years
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(6,347)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(4,975)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(1,917)	04/17	30 years
Federal Way, WA	—	—	13,949	(12,149)	—	1,800	1,800	(296)	04/17	12 years
Colony, TX	—	—	7,617	305	—	7,922	7,922	(2,745)	04/17	30 years
Garland, TX	—	—	5,601	1,188	—	6,789	6,789	(1,938)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(6,373)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(3,163)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(1,252)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(1,501)	10/17	30 years

Experiential Lodging
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(19,513)	05/15	40 years
Pagosa Springs, CO	—	9,791	15,635	—	9,791	15,635	25,426	(2,665)	06/18	30 years
Kiamesha Lake, NY	—	34,897	228,462	(5,430)	34,897	223,032	257,929	(30,044)	07/10	30 years
Pigeon Forge, TN	—	5,697	14,100	—	5,697	14,100	19,797	(622)	04/20	15 years

Gaming
Kiamesha Lake, NY	—	155,658	—	19,524	156,785	18,397	175,182	(1,387)	07/10	50 years

Cultural
St. Louis, MO	—	5,481	41,951	—	5,481	41,951	47,432	(4,464)	12/18	40 years
Branson, MO	—	1,847	7,599	—	1,847	7,599	9,446	(579)	05/19	40 years
Pigeon Forge, TN	—	4,849	9,668	—	4,849	9,668	14,517	(744)	05/19	40 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(2,672)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(996)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(860)	01/18	30 years

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	902	986	4,426	5,412	(1,157)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	222	1,308	7,497	8,805	(2,126)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	979	1,149	10,818	11,967	(2,673)	08/13	40 years
Coppell, TX	—	1,547	10,168	635	1,547	10,803	12,350	(2,787)	09/13	30 years
Las Vegas, NV	—	944	9,191	373	944	9,564	10,508	(2,581)	09/13	30 years
Las Vegas, NV	—	985	6,721	466	985	7,187	8,172	(1,968)	09/13	30 years
Mesa, AZ	—	762	6,987	1,501	762	8,488	9,250	(2,480)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	316	1,295	9,508	10,803	(2,392)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	418	1,278	11,160	12,438	(2,597)	07/14	30 years
Thornton, CO	—	1,384	10,542	339	1,370	10,895	12,265	(2,429)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(758)	07/14	30 years
Centennial, CO	—	1,249	10,771	707	1,249	11,478	12,727	(2,638)	08/14	30 years
McKinney, TX	—	1,812	12,419	1,841	1,812	14,260	16,072	(3,424)	11/14	30 years
Ashburn, VA	—	2,289	14,748	—	2,289	14,748	17,037	(3,254)	06/15	30 years
West Chester, OH	—	1,807	12,913	455	1,807	13,368	15,175	(2,579)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(2,609)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	523	2,603	16,136	18,739	(2,919)	08/15	30 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Maple Grove, MN	—	3,743	14,927	561	3,743	15,488	19,231	(3,534)	08/15	30 years
Carmel, IN	—	1,567	12,854	366	1,561	13,226	14,787	(2,641)	09/15	30 years
Fishers, IN	—	1,226	13,144	832	1,226	13,976	15,202	(2,276)	12/15	30 years
Westerville, OH	—	2,988	14,339	362	2,988	14,701	17,689	(2,791)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	(1,287)	1,476	13,135	14,611	(2,441)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(276)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(182)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(618)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(792)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(799)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(347)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(637)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(706)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(141)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(313)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(255)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(262)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(384)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(476)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(354)	01/17	35 years
Lewis Center, OH	—	410	4,285	—	410	4,285	4,695	(509)	01/17	35 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(500)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(346)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(187)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(722)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(419)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(235)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(724)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(428)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(438)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(243)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(607)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(400)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(290)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(723)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(279)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(277)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(909)	03/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(451)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(78)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(506)	02/18	35 years
McKinney, TX	—	1,233	4,447	—	1,233	4,447	5,680	(398)	02/18	30 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(400)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(407)	09/18	35 years
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(226)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(391)	08/19	24 years

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2021
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Private Schools
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(7,602)	02/14	40 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(920)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(673)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(900)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(705)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(1,160)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(315)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(182)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(1,322)	01/17	35 years

Property under development	—	42,362	—	—	42,362	—	42,362	—	n/a	n/a
Land held for development	—	20,168	—	—	20,168	—	20,168	—	n/a	n/a
Senior unsecured notes payable	2,816,234	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(36,864)	—	—	—	—	—	—	—
Total	$2,804,365	$1,303,340	$4,263,688	$376,327	$1,284,679	$4,658,676	$5,943,355	$(1,167,734)

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2021

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$5,994,244
Acquisition and development of real estate investments during the year	89,370
Disposition of real estate investments during the year	(110,595)
Impairment of real estate investments during the year	(29,664)
Balance at close of year	$5,943,355
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$1,062,087
Depreciation during the year	158,585
Disposition of real estate investments during the year	(25,985)
Impairment of real estate investments during the year	(26,953)
Balance at close of year	$1,167,734
See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Evaluation of disclosures controls and procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2022 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, and “Executive Officers” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

The report of EPR Properties' independent registered public accounting firm (PCAOB ID: 185) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.
(2)Financial Statement Schedules: See Part II, Item 8 hereof
Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation
(3)Exhibits
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

3.1	Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through June 1, 2020), which is attached as Exhibit 3.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 3.1

3.2	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3	Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5	Amended and Restated Bylaws of the Company (inclusive of all amendments through May 30, 2019), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 30, 2019, is hereby incorporated by reference as Exhibit 3.5

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5	Indenture, dated March 16, 2015, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2025 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.5

4.6	Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.6

4.7	Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.7

4.8	Indenture, dated April 16, 2018, by and between the Company and UMB Bank, n.a., as trustee (including the form of 4.950% Senior Notes due 2028 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated by reference as Exhibit 4.8

4.9	Indenture, dated August 15, 2019, between the Company and UMB Bank, n.a., as trustee (including the form of 3.750% Senior Note due 2029 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 15, 2019, is hereby incorporated by reference as Exhibit 4.9

4.10
Indenture, dated October 27, 2021, between the Company and UMB Bank, n.a., as trustee (including the form of 3.600% Senior Note due 2031 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 27, 2021, is hereby incorporated by reference as Exhibit 4.10

4.11.1	Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11.1

4.11.2	First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11.2

4.11.3	Second Amendment to Note Purchase Agreement, dated June 29, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 4.11.3

4.11.4	Third Amendment to Note Purchase Agreement, dated December 24, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.4 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.11.4

4.11.5	Fourth Amendment to Note Purchase Agreement, dated January 14, 2022, by and among the Company and the purchasers named therein is attached hereto as Exhibit 4.11.5

4.12	Description of Securities Registered under Section 12 of the Exchange Act, which is attached as Exhibit 4.12 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.12

10.1	Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on October 6, 2021, is hereby incorporated by reference as Exhibit 10.1

10.2*	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3*	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*	2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*	EPR Properties 2016 Equity Incentive Plan (as amended and restated effective May 28, 2021), which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 1, 2021, is hereby incorporated by reference as Exhibit 10.9

10.10*	Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*	Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*	Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*	Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*	EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.14

10.15*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020), which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2020, is hereby incorporated by reference as Exhibit 10.15

10.16*	2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.16

10.17*	Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.17

10.18*	Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.18

10.19*	Release Agreement, dated as of December 31, 2020, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 10.19

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EPR Properties

Dated:	February 23, 2022	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 23, 2022
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 23, 2022
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 23, 2022
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 23, 2022
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 23, 2022
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 23, 2022
Barrett Brady, Trustee

/s/ Peter C. Brown	February 23, 2022
Peter C. Brown, Trustee

/s/ James B. Connor	February 23, 2022
James B. Connor, Trustee

/s/ Jack A. Newman, Jr.	February 23, 2022
Jack A. Newman, Jr., Trustee

/s/ Virginia E. Shanks	February 23, 2022
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 23, 2022
Robin P. Sterneck, Trustee

February 23, 2022
Lisa G. Trimberger, Trustee

February 23, 2022
Caixia Ziegler, Trustee