Form 10-Q
period 2022-03-31
EPR PROPERTIES
filed 2022-05-05
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

At May 4, 2022, there were 74,969,613 common shares outstanding.

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
•Our ability to raise capital;
•The concentration of our investment portfolio;
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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on February 23, 2022.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,206,317 and $1,167,734 at March 31, 2022 and December 31, 2021, respectively	$4,738,887	$4,713,091
Land held for development	20,168	20,168
Property under development	10,885	42,362
Operating lease right-of-use assets	177,174	180,808
Mortgage notes and related accrued interest receivable	370,021	370,159
Investment in joint ventures	36,564	36,670
Cash and cash equivalents	323,761	288,822
Restricted cash	2,956	1,079
Accounts receivable	60,704	78,073
Other assets	76,950	69,918
Total assets	$5,818,070	$5,801,150
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$92,999	$73,462
Operating lease liabilities	215,112	218,795
Common dividends payable	20,946	18,896
Preferred dividends payable	6,033	6,034
Unearned rents and interest	76,013	61,559
Debt	2,805,853	2,804,365
Total liabilities	3,216,956	3,183,111
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,485,670 and 82,225,061 shares issued at March 31, 2022 and December 31, 2021, respectively	825	822
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at March 31, 2022 and December 31, 2021; liquidation preference of $134,822,900	54	54
3,447,381 Series E convertible shares issued at March 31, 2022 and December 31, 2021; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at March 31, 2022 and December 31, 2021; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,886,240	3,876,817
Treasury shares at cost: 7,517,572 and 7,416,746 common shares at March 31, 2022 and December 31, 2021, respectively	(269,608)	(264,817)
Accumulated other comprehensive income	10,471	9,955
Distributions in excess of net income	(1,026,962)	(1,004,886)
Total equity	$2,601,114	$2,618,039
Total liabilities and equity	$5,818,070	$5,801,150
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income (Loss) and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Rental revenue	$139,603	$102,614
Other income	9,305	678
Mortgage and other financing income	8,564	8,473
Total revenue	157,472	111,765
Property operating expense	13,939	15,313
Other expense	8,097	2,552
General and administrative expense	13,224	11,336
Costs associated with loan refinancing or payoff	—	241
Interest expense, net	33,260	39,194
Transaction costs	2,247	548
Credit loss benefit	(306)	(2,762)
Impairment charges	4,351	—
Depreciation and amortization	40,044	40,326
Income before equity in loss from joint ventures and other items	42,616	5,017
Equity in loss from joint ventures	(106)	(1,431)
Gain on sale of real estate	—	201
Income before income taxes	42,510	3,787
Income tax expense	(318)	(407)
Net income	42,192	3,380
Preferred dividend requirements	(6,033)	(6,034)
Net income (loss) available to common shareholders of EPR Properties	$36,159	$(2,654)
Net income (loss) available to common shareholders of EPR Properties per share:
Basic	$0.48	$(0.04)

Diluted	$0.48	$(0.04)
Shares used for computation (in thousands):
Basic	74,843	74,627
Diluted	75,047	74,627

Other comprehensive income:
Net income	$42,192	$3,380
Foreign currency translation adjustment	2,606	2,300
Change in net unrealized (loss) gain on derivatives	(2,090)	462
Comprehensive income attributable to EPR Properties	$42,708	$6,142
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	2,899	—	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,744)	—	—	(2,744)
Share-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Foreign currency translation adjustment	—	—	—	—	—	—	2,300	—	2,300
Change in unrealized gain on derivatives	—	—	—	—	—	—	462	—	462
Net income	—	—	—	—	—	—	—	3,380	3,380
Issuances of common shares	2,509	—	—	—	107	—	—	—	107
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(8)	(8)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2021	82,166,947	$821	14,841,431	$148	$3,864,422	$(263,982)	$2,978	$(969,654)	$2,634,733

Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	2,794	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,250)	—	—	(4,250)
Share-based compensation expense	—	—	—	—	4,245	—	—	—	4,245
Foreign currency translation adjustment	—	—	—	—	—	—	2,606	—	2,606
Change in unrealized loss on derivatives	—	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	—	42,192	42,192
Issuances of common shares	4,730	—	—	—	228	—	—	—	228
Stock option exercises, net	9,799	—	—	—	454	(458)	—	—	(4)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(136)	(136)
Dividends to common shareholders ($0.775 per share)	—	—	—	—	—	—	—	(58,099)	(58,099)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2022	82,485,670	$825	14,840,297	$148	$3,886,240	$(269,608)	$10,471	$(1,026,962)	$2,601,114
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$42,192	$3,380
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	4,351	—
Gain on sale of real estate	—	(201)
Gain on insurance recovery	(552)	(30)
Costs associated with loan refinancing or payoff	—	241
Equity in loss from joint ventures	106	1,431
Distributions from joint ventures	—	90
Credit loss benefit	(306)	(2,762)
Depreciation and amortization	40,044	40,326
Amortization of deferred financing costs	2,071	1,547
Amortization of above/below market leases and tenant allowances, net	(87)	(96)
Share-based compensation expense to management and Trustees	4,245	3,784
Change in assets and liabilities:
Operating lease assets and liabilities	(49)	(120)
Mortgage notes accrued interest receivable	310	280
Accounts receivable	17,424	18,687
Other assets	(5,861)	(7,323)
Accounts payable and accrued liabilities	15,132	997
Unearned rents and interest	9,067	18,075
Net cash provided by operating activities	128,087	78,306
Investing activities:
Acquisition of and investments in real estate and other assets	(20,726)	(26,847)
Proceeds from sale of real estate	61	13,707
Investment in unconsolidated joint ventures	—	(1,625)
Investment in mortgage notes receivable	—	(2,436)
Proceeds from mortgage notes receivable paydowns	151	5,299
Investment in promissory notes receivable	—	(4,379)
Proceeds from promissory note receivable paydowns	75	105
Proceeds from insurance recovery	609	30
Additions to properties under development	(5,205)	(13,748)
Net cash used by investing activities	(25,035)	(29,894)
Financing activities:
Principal payments on debt	—	(523,765)
Deferred financing fees paid	(48)	—
Net proceeds from issuance of common shares	160	108
Impact of stock option exercises, net	(4)	—
Purchase of common shares for treasury for vesting	(4,250)	(2,744)
Dividends paid to shareholders	(62,151)	(6,034)
Net cash used by financing activities	(66,293)	(532,435)
Effect of exchange rate changes on cash	57	18
Net change in cash and cash equivalents and restricted cash	36,816	(484,005)
Cash and cash equivalents and restricted cash at beginning of the period	289,901	1,028,010
Cash and cash equivalents and restricted cash at end of the period	$326,717	$544,005
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2022	2021
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$288,822	$1,025,577
Restricted cash at beginning of the period	1,079	2,433
Cash and cash equivalents and restricted cash at beginning of the period	$289,901	$1,028,010

Cash and cash equivalents at end of the period	$323,761	$538,077
Restricted cash at end of the period	2,956	5,928
Cash and cash equivalents and restricted cash at end of the period	$326,717	$544,005

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$35,255	$309
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,791	$19,793
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$—	$18,481

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,298	$33,562
Cash paid during the period for income taxes	$—	$285
Interest cost capitalized	$200	$595
Change in accrued capital expenditures	$5,928	$(3,323)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 23, 2022.

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

The Company’s variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2022 and December 31, 2021, the Company does not have any investments in consolidated VIEs.

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

As of March 31, 2022, the Company had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company's tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and 2021, the COVID-19 pandemic negatively affected the Company's business and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows. The Company considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the three months ended March 31, 2022.

The following were impacts to the Company's financial statements and business during the three months ended March 31, 2022 arising out of or relating to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group.
•As of March 31, 2022, the Company has deferred amounts due from tenants of approximately $17.4 million that are booked as receivables. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when received. During the three months ended March 31, 2022, the Company collected $1.6 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, during the three months ended March 31, 2022, the Company collected $10.2 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by tenant.

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

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Acquisition-related costs in connection with business combinations are expensed as incurred and included in "Transaction costs" in the accompanying consolidated statements of income (loss) and comprehensive income.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $35.4 million and $36.9 million as of March 31, 2022 and December 31, 2021, respectively, are shown as a reduction of debt. The deferred financing costs of $8.2 million and $8.7 million as of March 31, 2022 and December 31, 2021, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the three months ended March 31, 2022 and 2021, the Company recognized $0.6 million and $1.3 million, respectively, of straight-line rental revenue. There were no straight-line write-offs for the three months ended March 31, 2022 and 2021.

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

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2022 and 2021, the Company recognized $0.5 million and $1.0 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the three months ended March 31, 2022 and 2021, the amounts due for non-lease components included in rental revenue totaled $4.5 million and $3.8 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $3.4 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. As of March 31, 2022, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the three months ended March 31, 2022 and 2021.

Concentrations of Risk
AMC, Topgolf USA (Topgolf) and Regal represented a significant portion of the Company's total revenue for the three months ended March 31, 2022 and 2021. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments were reduced due to the impact of the COVID-19 pandemic. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC, Topgolf and Regal (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$23,422	14.9%	$23,835	21.3%
Topgolf	22,383	14.2%	20,486	18.3%
Regal	21,255	13.5%	625	0.6%

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of share option expense and amortization of non-vested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income was $4 thousand for both the three months ended March 31, 2022 and 2021.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income was $2.0 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future performance period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income was $1.6 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income was $0.6 million for both the three months ended March 31, 2022 and 2021.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority ("FCA") announced that the USD LIBOR will no longer be published after June 30, 2023. At March 31, 2022, the Company had 10 agreements (including debt, derivative, mortgage note and lease agreements) that are indexed to LIBOR, of which three mature prior to June 30, 2023. The Company is monitoring and evaluating the related risks with transitioning these contracts to a replacement index.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings (TDR) by creditors that have adopted the CECL model and enhances disclosure requirements for loan modifications made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables. ASU 2022-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company expects to adopt the guidance beginning January 1, 2023 and is currently evaluating the impact that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Buildings and improvements	$4,580,400	$4,523,052
Furniture, fixtures & equipment	108,454	108,907
Land	1,229,363	1,222,149
Leasehold interests	26,987	26,717
	5,945,204	5,880,825
Accumulated depreciation	(1,206,317)	(1,167,734)
Total	$4,738,887	$4,713,091
Depreciation expense on real estate investments was $38.8 million and $38.9 million for the three months ended March 31, 2022 and 2021, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the three months ended March 31, 2022, the Company received an offer to sell a recently vacated property. As a result, the Company reassessed the expected holding period, and determined that the estimated cash flows were not sufficient to recover the carrying value of the property. The Company estimated the fair value of this property by taking into account the purchase offer. The Company reduced the carrying value of the real estate investment, net to $4.7 million. The Company recognized an impairment charge of $4.4 million on the real estate investment, which is the amount that the carrying value of the asset exceeded the estimated fair value.

5. Investments

The Company's investment spending during the three months ended March 31, 2022 totaled $24.4 million, and included the acquisition of one fitness and wellness property for approximately $19.9 million, as well as spending on build-to-suit experiential development and redevelopment projects.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company has not experienced historical losses on its mortgage note portfolio; therefore, the Company uses a forward-looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward-looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of March 31, 2022, the Company did not anticipate any prepayments; therefore, the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

Investment in mortgage notes, including related accrued interest receivable, at March 31, 2022 and December 31, 2021 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		March 31, 2022	December 31, 2021	March 31, 2022
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	28,864	28,695	28,243	—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	10,952	10,940	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	9,090	9,171	9,159	—
Ski property Girdwood, Alaska	2019	8.20%	12/31/2029	45,599	45,623	45,877	11,401
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	10,539	10,602	10,615	379
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	71,223	71,277	70,896	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	10,629	10,629	10,874	—
Ski property West Dover and Wilmington, Vermont	2007	11.96%	12/1/2034	51,050	51,049	51,047	—
Four ski properties Ohio and Pennsylvania	2007	11.07%	12/1/2034	37,562	37,538	37,519	—
Ski property Chesterland, Ohio	2012	11.55%	12/1/2034	4,550	4,529	4,516	—
Ski property Hunter, New York	2016	8.88%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,505	17,639	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,066	18,198	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,048	10,277	—
Early childhood education center Lake Mary, Florida	2019	7.98%	5/9/2039	4,200	4,337	4,329	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	15,018	14,996	—
Early childhood education center Lithia, Florida	2017	8.58%	10/31/2039	3,959	3,982	4,034	—
				$369,735	$370,021	$370,159	$11,780

Investment in notes receivable, including related accrued interest receivable, was $7.2 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor had the borrower declared bankruptcy, the Company determined these modifications resulted in a TDR. At March 31, 2022, this note receivable is considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The note is secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of March 31, 2022 and the note remains fully reserved with an allowance for credit loss totaling $8.6 million, which represents the outstanding principal balance of the note as of March 31, 2022. Income for this borrower is recognized on a cash basis.

At March 31, 2022, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $8.6 million, which is fully reserved in the allowance for credit losses at March 31, 2022.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2022 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2021	$2,124	$76	$8,686	$—	$10,886
Credit loss (benefit) expense	(323)	(13)	30	—	(306)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at March 31, 2022	$1,801	$63	$8,716	$—	$10,580

7. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Receivable from tenants	$19,731	$37,417
Receivable from non-tenants	2,102	2,237
Straight-line rent receivable	38,871	38,419
Total	$60,704	$78,073

As of March 31, 2022, receivable from tenants includes payments of approximately $17.4 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

8. Capital Markets and Dividends

During the three months ended March 31, 2022, the Company declared cash dividends totaling $0.775 per common share. Additionally, during the three months ended March 31, 2022, the Board declared cash dividends of $0.359375 per share on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares and cash dividends of $0.5625 per share on the Company's 9.00% Series E cumulative convertible preferred shares.

On January 14, 2022, the Company amended the note purchase agreement governing its private placement notes (Note Purchase Agreement) to, among other things: (i) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to conform generally to the changes beneficial to the Company in the corresponding covenants and provisions contained in the Company's Third Amended, Restated and Consolidated Credit Agreement, dated October 6, 2021, and (ii) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to reflect the prior termination of the Covenant Relief Period (as defined in the existing Note Purchase Agreement) and removal of related provisions.

9. Unconsolidated Real Estate Joint Ventures

As of March 31, 2022 and December 31, 2021, the Company had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's partner, Gencom Acquisition, LLC and its affiliates, own the remaining 35% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting. As of March 31, 2022 and December 31, 2021, the Company had equity investments of $27.1 million and $25.9 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $85.0 million at March 31, 2022, that was due April 1, 2022 but the joint venture has temporarily extended the maturity date to July 1, 2022. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. Interest is payable monthly beginning on May 1, 2019 until the maturity date. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

The Company recognized gains of $1.2 million and losses of $1.5 million during the three months ended March 31, 2022 and 2021, respectively, and received no distributions during the three months ended March 31, 2022 and 2021 related to the equity investments in these joint ventures.

As of March 31, 2022 and December 31, 2021, the Company's investments in these joint ventures were considered to be variable interest investments and the underlying entities are VIEs. The Company is not the primary beneficiary of the VIEs because the Company does not individually have the power to direct the activities that are most important to the joint ventures and accordingly, these investments are not consolidated. The Company's maximum exposure to loss at March 31, 2022, is its investment in the joint ventures in the amount of $27.1 million.

As of March 31, 2022 and December 31, 2021, the Company had a 95% investment interest in two unconsolidated real estate joint ventures related to experiential lodging located in Warrens, Wisconsin. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. The Company's partner, TJO Warrens, LLC and its affiliates, owns the remaining 5% interest in the joint ventures. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS. The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared. As of March 31, 2022 and December 31, 2021, the Company had equity investments of $8.8 million and $10.1 million, respectively, in these joint ventures.

The joint venture that holds the real property has a secured mortgage loan of $15.0 million at March 31, 2022 and provides for additional draws of approximately $9.6 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $8.7 million, with $6.6 million remaining to fund at March 31, 2022.

The Company recognized losses of $1.3 million during the three months ended March 31, 2022 and received no distributions during the three months ended March 31, 2022 related to the equity investments in these joint ventures.

In addition, as of both March 31, 2022 and December 31, 2021, the Company had equity investments of $0.7 million in unconsolidated joint ventures for three theatre projects located in China. The Company recognized losses of $10 thousand during the three months ended March 31, 2022 and income of $55 thousand during the three months ended March 31, 2021, and received distributions of $90 thousand from its investment in these joint ventures for the three months ended March 31, 2021. No distributions were received during the three months ended March 31, 2022.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $0.6 million at March 31, 2022 and no derivative assets at December 31, 2021. The Company had derivative liabilities of $7.6 million and $4.9 million at March 31, 2022 and December 31, 2021, respectively. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2022 or December 31, 2021. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

At March 31, 2022, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. The interest rate swap agreement outstanding as of March 31, 2022 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2022, the Company estimates that during the twelve months ending March 31, 2023, $0.1 million of gains will be reclassified from AOCI to other income.

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

On April 12, 2022, the Company entered into three USD-CAD cross-currency swaps that will be effective July 1, 2022 with a total fixed original notional value of $150.0 million CAD and $118.7 million USD. The net effect of these swaps is to lock in an exchange rate of $1.27 CAD per USD on approximately $10.8 million annual CAD denominated cash flows through September 2024.

Additionally, on April 29, 2022, the Company entered into two additional cross-currency swaps effective May 1, 2022 with a total fixed notional value of $200.0 million CAD and $156.0 million USD. The net effect of these swaps is to lock in exchange rate of $1.29 CAD per USD on approximately $4.5 million of additional annual CAD denominated cash flows through October 1, 2024.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2022, the Company estimates that during the twelve months ending March 31, 2023, $0.1 million of losses will be reclassified from AOCI to other expense.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses either currency forward agreements or cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2022, the Company had the following cross-currency swaps designated as net investment hedges:

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.32 CAD per USD	$100.0	July 1, 2023
$1.32 CAD per USD	100.0	July 1, 2023
Total	$200.0

The cross-currency swaps also have a monthly settlement feature locked in at an exchange rate of $1.32 CAD per USD on $4.5 million of CAD annual cash flows, the net effect of which is an excluded component from the effectiveness testing of this hedge.

On April 29, 2022, the Company de-designated these CAD to USD cross-currency swaps in conjunction with entering into new agreements, effectively terminating the cross-currency swap agreements. These contracts were previously designated as net investment hedges. The Company paid $3.8 million in connection with the settlement of the CAD to USD cross-currency swap agreements.

On April 29, 2022, the Company entered into two forward contracts with a fixed notional value of $200.0 million CAD and $156.0 million USD with a settlement date of October 1, 2024. The exchange rate of this forward contract is approximately $1.28 CAD per USD.

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2022 and 2021.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months Ended March 31, 2022 and 2021 (Dollars in thousands)

	Three Months Ended March 31,
Description	2022	2021
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$825	$259
Amount of Expense Reclassified from AOCI into Earnings (1)	(76)	(2,033)
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(26)	(93)
Amount of Expense Reclassified from AOCI into Earnings (2)	(54)	(49)
Net Investment Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	(3,019)	(1,786)
Amount of Income Recognized in Earnings (2) (3)	99	102
Total
Amount of Loss Recognized in AOCI on Derivatives	$(2,220)	$(1,620)
Amount of Expense Reclassified from AOCI into Earnings	(130)	(2,082)
Amount of Income Recognized in Earnings	99	102

Interest expense, net in accompanying consolidated statements of income (loss) and comprehensive income	$33,260	$39,194
Other income in accompanying consolidated statements of income (loss) and comprehensive income	$9,305	$678
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income (loss) and comprehensive income for the three months ended March 31, 2022 and 2021.
(2) Included in "Other income" in the accompanying consolidated statements of income (loss) and comprehensive income for the three months ended March 31, 2022 and 2021.
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

As of March 31, 2022, the fair value of the Company's derivatives in a liability position related to these agreements was $7.6 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $7.1 million. As of March 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
March 31, 2022 and December 31, 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2022
Cross-Currency Swaps (1)	$—	$(7,618)	$—	$(7,618)
Interest Rate Swap Agreements (2)	—	639	—	639
December 31, 2021
Cross-Currency Swaps (1)	$—	$(4,626)	$—	$(4,626)
Interest Rate Swap Agreements (1)	—	(262)	—	(262)
(1) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.
(2) Included in "Other assets" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of March 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2022 and December 31, 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2022
Real estate investments, net	$—	$4,700	$—	$4,700
Other assets (1)	—	—	—	—
December 31, 2021
Real estate investments, net	$—	$6,956	$—	$6,956
Other assets (1)	—	—	—	—
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

As discussed further in Note 4, during the three months ended March 31, 2022, the Company recorded an impairment charge of $4.4 million related to real estate investments, net on one of its properties. Additionally, during the year ended December 31, 2021, the Company recorded impairment charges of $2.7 million related to real estate investments, net on two of its properties. Management estimated the fair values of these investments taking into account various factors including purchase offers, shortened hold periods and market conditions. The Company determined, based on the inputs, that the valuation of these properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2022 and December 31, 2021:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2022, the Company had a carrying value of $370.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.04%. The fixed rate mortgage notes bear interest at rates of 7.01% to 11.96%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.50% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $401.9 million with an estimated weighted average market rate of 7.98% at March 31, 2022.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2022, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average interest rate of approximately 0.55%. The carrying value of the variable rate debt outstanding approximated the fair value at March 31, 2022.

At December 31, 2021, the Company had a carrying value of $25.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 0.15%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2021.

At both March 31, 2022 and December 31, 2021, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreements.

At March 31, 2022, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using March 31, 2022 market rates of 4.21% to 4.92%, management estimates the fair value of the fixed rate debt to be approximately $2.75 billion with an estimated weighted average market rate of 4.69% at March 31, 2022.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2022 and 2021 (amounts in thousands except per share information):

	Three Months Ended March 31, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$42,192
Less: preferred dividend requirements	(6,033)
Net income available to common shareholders	$36,159	74,843	$0.48
Diluted EPS:
Net income available to common shareholders	$36,159	74,843
Effect of dilutive securities:
Share options and performance shares	—	204
Net income available to common shareholders	$36,159	75,047	$0.48

	Three Months Ended March 31, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$3,380
Less: preferred dividend requirements	(6,034)
Net loss available to common shareholders	$(2,654)	74,627	$(0.04)
Diluted EPS:
Net loss available to common shareholders	$(2,654)	74,627
Effect of dilutive securities:
Share options and performance shares	—	—
Net loss available to common shareholders	$(2,654)	74,627	$(0.04)

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

The following shares have an anti-dilutive effect and are therefore excluded from the calculation of diluted earnings per share:
•The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2022 and 2021.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2022 and 2021.
•Outstanding options to purchase 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three months ended March 31, 2022.
•Outstanding options to purchase 114 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three months ended March 31, 2021.

•The effect of 102 thousand contingently issuable performance shares granted during 2021 for the three months ended March 31, 2021.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for the three months ended March 31, 2022 and 2021.

13. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At March 31, 2022, there were 2,022,200 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79
Exercised	(9,799)	44.62	—	47.15	46.30
Outstanding at March 31, 2022	98,872	$44.44	—	$76.63	$57.83

The weighted average fair value of options granted was $20.34 during the three months ended March 31, 2021. No options were granted during the three months ended March 31, 2022. The intrinsic value of share options exercised was $38 thousand for the three months ended March 31, 2022. No options were exercised during the three months ended March 31, 2021.

The following table summarizes outstanding and exercisable options at March 31, 2022:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.44 - 49.99	11,510	5.1			10,132	2.0
50.00 - 59.99	31,008	2.3			31,008	2.3
60.00 - 69.99	52,198	4.3			50,754	3.6
70.00 - 76.63	4,156	5.8			3,671	5.7
	98,872	3.8	$57.83	$176	95,565	3.1	$57.77	$162

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	478,554	$56.57
Granted	243,286	46.65
Vested	(215,096)	59.97
Forfeited	(2,176)	46.98
Outstanding at March 31, 2022	504,568	$50.38	1.37

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $10.2 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unamortized share-based compensation expense related to nonvested shares was $15.4 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2021	158,776
Granted	98,610
Outstanding at March 31, 2022	257,386

The number of common shares issuable upon settlement of the performance shares granted during the three months ended March 31, 2022, 2021 and 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2024, 2023 and 2022, respectively: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.0 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2024, 2023 and 2022 for performance shares granted in 2022, 2021 and 2020, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the three months ended March 31, 2022: risk-free interest rate of 1.7%, volatility factors in the expected market price of the Company's common shares of 71% and an expected life of approximately three years.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2022, achievement of the performance condition was deemed probable for the performance shares granted during the three months ended March 31, 2022 and 2021 with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million for each period. Achievement of the minimum performance condition for the performance shares granted during the three months ended March 31, 2020 was deemed not probable at March 31, 2022, resulting in no expected payout.

At March 31, 2022, unamortized share-based compensation expense related to nonvested performance shares was $13.5 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the three months ended March 31, 2022 and 2021, the Company accrued dividend equivalents expected to be paid on earned awards of $136 thousand and $9 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	43,306	$49.15
Granted	2,794	46.61
Vested	—	—
Outstanding at March 31, 2022	46,100	$49.15	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. At March 31, 2022, unamortized share-based compensation expense related to restricted share units was $0.4 million.

14. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of both March 31, 2022 and December 31, 2021, the Company was lessee in 51 operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of March 31, 2022, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
	Classification	2022	2021
Operating leases	Rental revenue	$133,828	$97,672
Sublease income - operating ground leases	Rental revenue	5,775	4,942

Lease costs
Operating ground lease cost	Property operating expense	$5,969	$5,413
Operating office lease cost	General and administrative expense	226	226

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,983,264	$500,369	$334,437	$5,818,070

	As of December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,995,241	$505,086	$300,823	$5,801,150

Operating Data:
	Three Months Ended March 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$129,025	$10,578	$—	$139,603
Other income	9,210	—	95	9,305
Mortgage and other financing income	8,334	230	—	8,564
Total revenue	146,569	10,808	95	157,472

Property operating expense	13,693	(7)	253	13,939
Other expense	8,097	—	—	8,097
Total investment expenses	21,790	(7)	253	22,036
Net operating income - before unallocated items	124,779	10,815	(158)	135,436

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income:
General and administrative expense				(13,224)
Interest expense, net				(33,260)
Transaction costs				(2,247)
Credit loss benefit				306
Impairment charges				(4,351)
Depreciation and amortization				(40,044)
Equity in loss from joint ventures				(106)
Income tax expense				(318)
Net income				42,192
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$36,159

Operating Data:
	Three Months Ended March 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$93,276	$9,338	$—	$102,614
Other income	329	—	349	678
Mortgage and other financing income	8,141	332	—	8,473
Total revenue	101,746	9,670	349	111,765

Property operating expense	14,992	82	239	15,313
Other expense	2,552	—	—	2,552
Total investment expenses	17,544	82	239	17,865
Net operating income - before unallocated items	84,202	9,588	110	93,900

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income:
General and administrative expense				(11,336)
Costs associated with loan refinancing or payoff				(241)
Interest expense, net				(39,194)
Transaction costs				(548)
Credit loss benefit				2,762
Depreciation and amortization				(40,326)
Equity in loss from joint ventures				(1,431)
Gain on sale of real estate				201
Income tax expense				(407)
Net income				3,380
Preferred dividend requirements				(6,034)
Net loss available to common shareholders of EPR Properties				$(2,654)

16. Other Commitments and Contingencies

As of March 31, 2022, the Company had 15 development projects with commitments to fund an aggregate of approximately $105.2 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2022, the Company had two mortgage notes with commitments totaling approximately $11.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2022, the Company had four surety bonds outstanding totaling $33.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.

As of March 31, 2022, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.2 billion) with properties located in 44 states and Ontario, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.5 billion at March 31, 2022. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2022 and December 31, 2021. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2022, our Experiential investments comprised $5.9 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of March 31, 2022, our Experiential segment (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•175 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•18 attraction properties;
•11 ski properties;
•eight experiential lodging properties;
•one gaming property;
•three cultural properties; and
•eight fitness & wellness properties.

As of March 31, 2022, our owned Experiential real estate portfolio consisted of approximately 19.4 million square feet, which was 96.0% leased and included $10.9 million in property under development and $20.2 million in undeveloped land inventory.

As of March 31, 2022, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of March 31, 2022, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased.

The combined owned portfolio consisted of 20.8 million square feet and was 96.3% leased.

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

As of March 31, 2022, we had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration or any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides and, in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and 2021, the COVID-19 pandemic negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the three months ended March 31, 2022.

The following were impacts to our financial statements during the three months ended March 31, 2022 arising out of or relating to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group.
•As of March 31, 2022, we have deferred amounts due from tenants of approximately $17.4 million that are booked as receivables. Additionally, we have amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the tenants and will be recognized as revenue when any such amounts are received. During the three months ended March 31, 2022, we collected $1.6 million in deferred rent from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, during the three months ended March 31, 2022, we collected $10.2 million of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by tenant.

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

Operating Results
Our total revenue, net income (loss) available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2022 and 2021 (in millions, except per share information):

	Three Months Ended March 31,
	2022	2021	Change
Total revenue	$157.5	$111.8	41%
Net income (loss) available to common shareholders per diluted share	0.48	(0.04)	1,300%
FFOAA per diluted share	1.10	0.48	129%

The major factors impacting our results for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 were as follows:
•The increase in rental revenue due to an increase in contractual rental payments from cash basis tenants and from tenants which were previously receiving abatements;
•The effect of property acquisitions as well as dispositions that occurred in 2022 and 2021;
•The change in other income and other expenses primarily due to the government-required closure of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York due to the COVID-19 pandemic in mid-March of 2020 and the re-opening of this property in July of 2021;
•The decrease in interest expense due to the repayment of our unsecured term loan facility and revolving credit facility as well as exiting the covenant relief period in July of 2021 which caused higher interest rates on certain debt;
•A decrease in equity in loss from joint ventures; and
•The increase in impairment charges, general and administrative expense and transaction costs offset by a decrease in credit loss benefit.

For further detail on items impacting our operating results, see the section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021. For the three months ended March 31, 2022, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the three months ended March 31, 2022 and 2021 totaled $24.4 million and $52.1 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2022
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$45	$5	$40	$—	$—	$—
Eat & Play	2,899	2,793	106	—	—	—
Attractions	300	—	300	—	—	—
Experiential Lodging	1,256	309	299	—	—	648
Cultural	5	—	5	—	—	—
Fitness & Wellness	19,858	—	—	19,858	—	—
Total Experiential	24,363	3,107	750	19,858	—	648

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$24,363	$3,107	$750	$19,858	$—	$648

Three Months Ended March 31, 2021
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$2,440	$2,382	$58	$—	$—	$—
Eat & Play	30,847	4,061	111	26,675	—	—
Attractions	14	—	14	—	—	—
Ski	1,013	—	—	—	1,013	—
Experiential Lodging	11,993	6,680	3,688	—	—	1,625
Cultural	4,383	—	4	—	4,379	—
Fitness & Wellness	1,423	—	—	—	1,423	—
Total Experiential	52,113	13,123	3,875	26,675	6,815	1,625

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$52,113	$13,123	$3,875	$26,675	$6,815	$1,625

The above amounts include $0.2 million and $0.6 million in capitalized interest for the three months ended March 31, 2022 and 2021, respectively, and $51 thousand and $25 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2022 and 2021, respectively. Excluded from the table above is approximately $1.4 million and $0.8 million of maintenance capital expenditures and other spending for the three months ended March 31, 2022 and 2021, respectively.

Impairment charges
During the three months ended March 31, 2022, we received an offer to purchase a recently vacated property. As a result, we reassessed the expected holding period of the property and determined that the estimated cash flows were not sufficient to recover the carrying value of the property. Accordingly, we recognized an impairment charge of $4.4 million on the real estate investment of this property.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Minimum rent (1)	$130,275	$94,190	$36,085
Percentage rent (2)	3,443	2,030	1,413
Straight-line rent	595	1,289	(694)
Tenant reimbursements	5,001	4,822	179
Other rental revenue	289	283	6
Total Rental Revenue	$139,603	$102,614	$36,989

Other income (3)	9,305	678	8,627
Mortgage and other financing income	8,564	8,473	91
Total revenue	$157,472	$111,765	$45,707

(1) For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the increase in minimum rent resulted primarily from an increase of $35.1 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis and from tenants which were previously receiving abatements, as well as scheduled rent increases. In addition, there was an increase in minimum rent of $2.5 million related to property acquisitions and developments completed in 2022 and 2021. This was partially offset by a decrease in rental revenue of $1.5 million from property dispositions.

During the three months ended March 31, 2022, there were no significant lease renewals on existing properties.

(2) The increase in percentage rent (amounts above base rent) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due primarily to higher percentage rent recognized from our gaming and golf entertainment tenants as well as one cultural tenant. This increase was partially offset by less percentage rent recognized from one early childhood education center tenant due to the restructured lease having higher base rents in 2022.

(3) The increase in other income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 related primarily to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic. Additionally, during the three months ended March 31, 2022 the increase in other income was the result of increased operating income from two theatre properties and a gain on insurance recovery.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Property operating expense	$13,939	$15,313	$(1,374)
Other expense (1)	8,097	2,552	5,545
General and administrative expense (2)	13,224	11,336	1,888
Costs associated with loan refinancing or payoff	—	241	(241)
Interest expense, net (3)	33,260	39,194	(5,934)
Transaction costs (4)	2,247	548	1,699
Credit loss benefit (5)	(306)	(2,762)	2,456
Impairment charges (6)	4,351	—	4,351
Depreciation and amortization	40,044	40,326	(282)
Equity in loss from joint ventures (7)	(106)	(1,431)	1,325
Gain on sale of real estate	—	201	(201)
Income tax expense	(318)	(407)	89
Preferred dividend requirements	(6,033)	(6,034)	1
(1) The increase in other expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 related primarily to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as increases in operating expenses from two theatre properties.
(2) The increase in general and administrative expense for the three months ended March 31, 2022 related to an increase in payroll and benefit costs as well as professional fees and travel expenses.
(3) The decrease in interest expense, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulted primarily from a decrease in average borrowings and a decrease in the weighted average interest rate on outstanding debt.

(4) The increase in transaction costs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase in costs related to terminated transactions.

(5) The change in credit loss benefit for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a change in the credit loss model related to the expected timing of the economic recovery from the impacts of the COVID-19 pandemic.

(6) Impairment charges recognized during the three months ended March 31, 2022 related to one recently vacated property that we intend to sell and we determined that the cash flows were not sufficient to recover the carrying value.
(7) The decrease in equity in loss from joint ventures related primarily to more income recognized at two experiential lodging properties located in St. Petersburg, Florida. This was partially offset by losses recognized at our experiential lodging property located in Warrens, Wisconsin which was acquired in August of 2021.

Liquidity and Capital Resources

Cash and cash equivalents were $323.8 million at March 31, 2022. In addition, we had restricted cash of $3.0 million at March 31, 2022. Of the restricted cash at March 31, 2022, $1.9 million related to cash held for our tenants' off-season rent reserves and $1.1 million related to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At March 31, 2022, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At March 31, 2022, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2022, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of LIBOR plus 1.20% (based on our unsecured debt ratings and with a LIBOR floor of zero), which was 1.66% at March 31, 2022. Additionally, the facility fee on the revolving credit facility is 0.25%.

At March 31, 2022, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At March 31, 2022, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

On January 14, 2022, we amended the note purchase agreement governing our private placement notes (the "Note Purchase Agreement") to, among other things: (i) amend certain financial and other covenants and provisions in the Note Purchase Agreement to conform generally to the changes beneficial to us in the corresponding covenants and provisions contained in the Third Consolidated Credit Agreement, and (ii) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to reflect the prior termination of the Covenant Relief Period (as defined in the existing Note Purchase Agreement) and removal of related provisions.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at March 31, 2022.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$128,087	$78,306
Net cash used by investing activities	(25,035)	(29,894)
Net cash used by financing activities	(66,293)	(532,435)

As previously disclosed, we have agreed to rent and mortgage payment deferral arrangements with most of our customers as a result of the COVID-19 pandemic. Under these deferral arrangements, our customers are required to resume rent and mortgage payments at negotiated times, and begin repaying deferred amount under negotiated schedules. In addition, the continuing impact of the COVID-19 pandemic may result in further extensions or adjustments for our customers, which we cannot predict at this time.
Commitments
As of March 31, 2022, we had 15 development projects with commitments to fund an aggregate of approximately $105.2 million, of which approximately $47.4 million is expected to be funded in 2022. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2022, we had two mortgage notes with commitments totaling approximately $11.8 million of which approximately $5.1 million is expected to be funded in 2022. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2022, we had four surety bonds outstanding totaling $33.3 million.

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

Long-term liquidity requirements consist primarily of maturities of debt. We have no scheduled debt payments due until 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the continuing economic uncertainty caused by the COVID-19 pandemic.

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

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. Our net debt to adjusted EBITDAre ratio was 5.1x and our net debt to gross assets ratio was 38% as of March 31, 2022 (see "Non-GAAP Financial Measures" for calculation).

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2022 and 2021 and reconciles such measures to net income (loss) available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2022	2021
FFO:
Net income (loss) available to common shareholders of EPR Properties	$36,159	$(2,654)
Gain on sale of real estate	—	(201)
Impairment of real estate investments, net	4,351	—
Real estate depreciation and amortization	39,827	40,109
Allocated share of joint venture depreciation	1,487	354
FFO available to common shareholders of EPR Properties	$81,824	$37,608

FFO available to common shareholders of EPR Properties	$81,824	$37,608
Add: Preferred dividends for Series C preferred shares	1,938	—
Add: Preferred dividends for Series E preferred shares	1,939	—
Diluted FFO available to common shareholders of EPR Properties	$85,701	$37,608

FFOAA:
FFO available to common shareholders of EPR Properties	$81,824	$37,608
Costs associated with loan refinancing or payoff	—	241
Transaction costs	2,247	548
Credit loss benefit	(306)	(2,762)
Gain on insurance recovery (included in other income)	(552)	(30)
FFOAA available to common shareholders of EPR Properties	$83,213	$35,605

FFOAA available to common shareholders of EPR Properties	$83,213	$35,605
Add: Preferred dividends for Series C preferred shares	1,938	—
Add: Preferred dividends for Series E preferred shares	1,939	—
Diluted FFOAA available to common shareholders of EPR Properties	$87,090	$35,605

AFFO:
FFOAA available to common shareholders of EPR Properties	$83,213	$35,605
Non-real estate depreciation and amortization	217	217
Deferred financing fees amortization	2,071	1,547
Share-based compensation expense to management and trustees	4,245	3,784
Amortization of above and below market leases, net and tenant allowances	(87)	(96)
Maintenance capital expenditures (1)	(1,351)	(756)
Straight-lined rental revenue	(595)	(1,288)
Straight-lined ground sublease expense	248	84
Non-cash portion of mortgage and other financing income	(116)	(171)
AFFO available to common shareholders of EPR Properties	$87,845	$38,926

AFFO available to common shareholders of EPR Properties	$87,845	$38,926
Add: Preferred dividends for Series C preferred shares	1,938	—
Add: Preferred dividends for Series E preferred shares	1,939	—
Diluted AFFO available to common shareholders of EPR Properties	$91,722	$38,926

FFO per common share:
Basic	$1.09	$0.50
Diluted	1.09	0.50
FFOAA per common share:
Basic	$1.11	$0.48
Diluted	1.10	0.48
Shares used for computation (in thousands):
Basic	74,843	74,627
Diluted	75,047	74,669

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding-diluted EPS	75,047	74,669
Effect of dilutive Series C preferred shares	2,241	—
Effect of dilutive Series E preferred shares	1,664	—
Adjusted weighted average shares outstanding-diluted Series C and Series E	78,952	74,669

Other financial information:
Dividends per common share	$0.7750	$—

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for the three months ended March 31, 2021, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO, FFOAA and AFFO per share because the effect is anti-dilutive. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three months ended March 31, 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO, FFOAA and AFFO per share.

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

Net Debt to Gross Assets Ratio
Net Debt to Gross Assets Ratio is a supplemental measure derived from non-GAAP financial measures that we use to evaluate capital structure and the magnitude of debt to gross assets. We believe that investors commonly use versions of this ratio in a similar manner. Our method of calculating the Net Debt to Gross Assets Ratio may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Net Debt to Adjusted EBITDAre Ratio
Net Debt to Adjusted EBITDAre Ratio is a supplemental measure derived from non-GAAP financial measures that we use to evaluate our capital structure and the magnitude of our debt against our operating performance. We believe that investors commonly use versions of this ratio in a similar manner. In addition, financial institutions use versions of this ratio in connection with debt agreements to set pricing and covenant limitations. Our method of calculating the Net Debt to Adjusted EBITDAre Ratio may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Reconciliations of debt, total assets and net income (loss) (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	March 31,
	2022	2021
Net Debt:
Debt	$2,805,853	$3,171,193
Deferred financing costs, net	35,376	35,036
Cash and cash equivalents	(323,761)	(538,077)
Net Debt	$2,517,468	$2,668,152

Gross Assets:
Total Assets	$5,818,070	$6,208,102
Accumulated depreciation	1,206,317	1,101,727
Cash and cash equivalents	(323,761)	(538,077)
Gross Assets	$6,700,626	$6,771,752

Net Debt to Gross Assets Ratio	38%	39%

	Three Months Ended March 31,
	2022	2021
EBITDAre and Adjusted EBITDAre:
Net income	$42,192	$3,380
Interest expense, net	33,260	39,194
Income tax expense	318	407
Depreciation and amortization	40,044	40,326
Gain on sale of real estate	—	(201)
Impairment of real estate investments, net	4,351	—
Costs associated with loan refinancing or payoff	—	241
Allocated share of joint venture depreciation	1,487	354
Allocated share of joint venture interest expense	1,121	789
EBITDAre	$122,773	$84,490

Gain on insurance recovery (1)	(552)	(30)
Transaction costs	2,247	548
Credit loss benefit	(306)	(2,762)
Adjusted EBITDAre (for the quarter)	$124,162	$82,246

Adjusted EBITDAre (2)	$496,648	Footnote 3

Net Debt/Adjusted EBITDAre Ratio	5.1	Footnote 3

(1) Included in "Other income" in the consolidated statements of (loss) income and comprehensive income for the quarter. Other income includes the following:
	Three Months Ended March 31,
	2022	2021
Income from settlement of foreign currency swap contracts	$45	$52
Gain on insurance recovery	552	30
Operating income from operated properties	8,648	295
Miscellaneous income	60	301
Other income	$9,305	$678

(2) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.
(3) Not presented as ratio is not meaningful given the disruption caused by COVID-19 and the associated accounting for tenant rent deferrals and other lease modifications.

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

	March 31, 2022	December 31, 2021
Total Investments:
Real estate investments, net of accumulated depreciation	$4,738,887	$4,713,091
Add back accumulated depreciation on real estate investments	1,206,317	1,167,734
Land held for development	20,168	20,168
Property under development	10,885	42,362
Mortgage notes and related accrued interest receivable	370,021	370,159
Investment in joint ventures	36,564	36,670
Intangible assets, gross (1)	60,109	57,962
Notes receivable and related accrued interest receivable, net (1)	7,222	7,254
Total investments	$6,450,173	$6,415,400

Total investments	$6,450,173	$6,415,400
Operating lease right-of-use assets	177,174	180,808
Cash and cash equivalents	323,761	288,822
Restricted cash	2,956	1,079
Accounts receivable	60,704	78,073
Less: accumulated depreciation on real estate investments	(1,206,317)	(1,167,734)
Less: accumulated amortization on intangible assets (1)	(20,976)	(20,163)
Prepaid expenses and other current assets (1)	30,595	24,865
Total assets	$5,818,070	$5,801,150

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2022	December 31, 2021
Intangible assets, gross	$60,109	$57,962
Less: accumulated amortization on intangible assets	(20,976)	(20,163)
Notes receivable and related accrued interest receivable, net	7,222	7,254
Prepaid expenses and other current assets	30,595	24,865
Total other assets	$76,950	$69,918

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2022, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of March 31, 2022, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At March 31, 2022, the joint venture had a secured mortgage loan with an outstanding balance of $85.0 million. The mortgage loan bears interest at an annual rate equal to the greater of 6.00% or LIBOR plus 3.75%. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (LIBOR) on this note to 3.0% from March 28, 2019 to April 1, 2023.

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

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. In order to hedge our net investment in our four Canadian properties, we entered into two fixed-to-fixed cross-currency swaps, with a fixed notional value of $200.0 million CAD. These investments became effective on July 1, 2018, mature on July 1, 2023 and are designated as net investment hedges of our Canadian net investments. The net effect of this hedge is to lock in an exchange rate of $1.32 CAD per U.S. dollar on $200.0 million CAD of our foreign net investments. The cross-currency swaps also have a monthly settlement feature locked in at an exchange rate of $1.32 CAD per USD on $4.5 million of CAD annual cash flows, the net effect of which is an excluded component from the effectiveness testing of this hedge. On April 29, 2022, we de-designated these CAD to USD cross-currency swaps in conjunction with entering into new agreements, effectively terminating the cross-currency swap agreements. These contracts were previously designated as net investment hedges. We paid $3.8 million in connection with the settlement of the CAD to USD cross-currency swap agreements.

On April 29, 2022, we entered into two forward contracts with a fixed notional value of $200.0 million CAD and $156.0 million USD with a settlement date of October 1, 2024. The exchange rate of this forward contract is approximately $1.28 CAD per USD.

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

On April 12, 2022, we entered into three USD-CAD cross-currency swaps that will be effective July 1, 2022 with a total fixed original notional value of $150.0 million CAD and $118.7 million USD. The net effect of these swaps is to lock in an exchange rate of $1.27 CAD per USD on approximately $10.8 million annual CAD denominated cash flows through September 2024.

Additionally, on April 29, 2022, we entered into two additional cross-currency swaps effective May 1, 2022 with a total fixed notional value of $200.0 million CAD and $156.0 million USD. The net effect of these swaps is to lock in exchange rate of $1.29 CAD per USD on approximately $4.5 million of additional annual CAD denominated cash flows through October 1, 2024.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2022 common shares	88,819	(1)	$47.49	—	$—
February 1 through February 28, 2022 common shares	699	(1)	46.11	—	—
March 1 through March 31, 2022 common shares	—		—	—	—

Total	89,518		$47.48	—	$—
(1) The repurchases of equity securities during January and February 2022 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2022.

Item 6. Exhibits

4.1	Fourth Amendment to Note Purchase Agreement, dated January 14, 2022, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.5 to the Company's Form 10-K filed on February 23, 2022, is hereby incorporated by reference as Exhibit 4.1.
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	May 5, 2022	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 5, 2022	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)