Form 10-Q
period 2022-06-30
EPR PROPERTIES
filed 2022-08-02
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

At August 1, 2022, there were 75,014,656 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,243,240 and $1,167,734 at June 30, 2022 and December 31, 2021, respectively	$4,838,701	$4,713,091
Land held for development	20,168	20,168
Property under development	8,241	42,362
Operating lease right-of-use assets	202,708	180,808
Mortgage notes and related accrued interest receivable	374,617	370,159
Investment in joint ventures	47,705	36,670
Cash and cash equivalents	168,266	288,822
Restricted cash	1,277	1,079
Accounts receivable	60,176	78,073
Other assets	71,583	69,918
Total assets	$5,793,442	$5,801,150
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$67,178	$73,462
Operating lease liabilities	240,595	218,795
Common dividends payable	21,146	18,896
Preferred dividends payable	6,033	6,034
Unearned rents and interest	72,833	61,559
Debt	2,807,080	2,804,365
Total liabilities	3,214,865	3,183,111
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,529,862 and 82,225,061 shares issued at June 30, 2022 and December 31, 2021, respectively	825	822
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at June 30, 2022 and December 31, 2021; liquidation preference of $134,822,900	54	54
3,447,381 Series E convertible shares issued at June 30, 2022 and December 31, 2021; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at June 30, 2022 and December 31, 2021; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,890,684	3,876,817
Treasury shares at cost: 7,517,572 and 7,416,746 common shares at June 30, 2022 and December 31, 2021, respectively	(269,608)	(264,817)
Accumulated other comprehensive income	10,675	9,955
Distributions in excess of net income	(1,054,147)	(1,004,886)
Total equity	$2,578,577	$2,618,039
Total liabilities and equity	$5,793,442	$5,801,150
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenue	$142,875	$115,883	$282,478	$218,497
Other income	9,961	1,033	19,266	1,711
Mortgage and other financing income	7,610	8,446	16,174	16,919
Total revenue	160,446	125,362	317,918	237,127
Property operating expense	13,592	14,678	27,531	29,991
Other expense	8,872	3,025	16,969	5,577
General and administrative expense	12,691	11,376	25,915	22,712
Transaction costs	1,145	662	3,392	1,210
Credit loss expense (benefit)	9,512	(2,819)	9,206	(5,581)
Impairment charges	—	—	4,351	—
Depreciation and amortization	40,766	40,538	80,810	80,864
Total operating expenses	86,578	67,460	168,174	134,773
Gain on sale of real estate	—	511	—	712
Income from operations	73,868	58,413	149,744	103,066
Costs associated with loan refinancing or payoff	—	—	—	241
Interest expense, net	33,289	38,312	66,549	77,506
Equity in (income) loss from joint ventures	(1,421)	1,151	(1,315)	2,582
Impairment charges on joint ventures	647	—	647	—
Income before income taxes	41,353	18,950	83,863	22,737
Income tax expense	444	398	762	805
Net income	40,909	18,552	83,101	21,932
Preferred dividend requirements	6,033	6,033	12,066	12,067
Net income available to common shareholders of EPR Properties	$34,876	$12,519	$71,035	$9,865
Net income available to common shareholders of EPR Properties per share:
Basic	$0.47	$0.17	$0.95	$0.13
Diluted	$0.46	$0.17	$0.95	$0.13
Shares used for computation (in thousands):
Basic	74,986	74,781	74,915	74,704
Diluted	75,234	74,870	75,142	74,772

Other comprehensive income:
Net income	$40,909	$18,552	$83,101	$21,932
Foreign currency translation adjustment	(4,924)	2,674	(2,318)	4,974
Change in net unrealized gain (loss) on derivatives	5,128	(387)	3,038	75
Comprehensive income attributable to EPR Properties	$41,113	$20,839	$83,821	$26,981
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	2,899	—	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,744)	—	—	(2,744)
Share-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Foreign currency translation adjustment	—	—	—	—	—	—	2,300	—	2,300
Change in unrealized gain on derivatives	—	—	—	—	—	—	462	—	462
Net income	—	—	—	—	—	—	—	3,380	3,380
Issuances of common shares	2,509	—	—	—	107	—	—	—	107
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(8)	(8)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2021	82,166,947	$821	14,841,431	$148	$3,864,422	$(263,982)	$2,978	$(969,654)	$2,634,733

Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Cancellations of nonvested shares	—	—	—	—	484	(484)	—	—	—
Share-based compensation expense	—	—	—	—	3,675	—	—	—	3,675
Foreign currency translation adjustment	—	—	—	—	—	—	2,674	—	2,674
Change in unrealized loss on derivatives	—	—	—	—	—	—	(387)	—	(387)
Net income	—	—	—	—	—	—	—	18,552	18,552
Issuances of common shares	1,826	—	—	—	90	—	—	—	90
Conversion of Series C Convertible Preferred shares to common shares	330	—	(800)	—	—	—	—	—	—
Stock option exercises, net	4,065	—	—	—	194	(194)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(10)	(10)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2021	82,216,474	$822	14,840,631	$148	$3,868,865	$(264,660)	$5,265	$(957,145)	$2,653,295

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	2,794	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,250)	—	—	(4,250)
Share-based compensation expense	—	—	—	—	4,245	—	—	—	4,245
Foreign currency translation adjustment	—	—	—	—	—	—	2,606	—	2,606
Change in unrealized loss on derivatives	—	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	—	42,192	42,192
Issuances of common shares	4,730	—	—	—	228	—	—	—	228
Stock option exercises, net	9,799	—	—	—	454	(458)	—	—	(4)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(136)	(136)
Dividends to common shareholders ($0.775 per share)	—	—	—	—	—	—	—	(58,099)	(58,099)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2022	82,485,670	$825	14,840,297	$148	$3,886,240	$(269,608)	$10,471	$(1,026,962)	$2,601,114

Restricted share units issued to Trustees	38,605	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,169	—	—	—	4,169
Foreign currency translation adjustment	—	—	—	—	—	—	(4,924)	—	(4,924)
Change in unrealized gain on derivatives	—	—	—	—	—	—	5,128	—	5,128
Net income	—	—	—	—	—	—	—	40,909	40,909
Issuances of common shares	5,587	—	—	—	275	—	—	—	275
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(188)	(188)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(61,873)	(61,873)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2022	82,529,862	$825	14,840,297	$148	$3,890,684	$(269,608)	$10,675	$(1,054,147)	$2,578,577
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$83,101	$21,932
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	4,351	—
Impairment charges on joint ventures	647	—
Gain on sale of real estate	—	(712)
Gain on insurance recovery	(552)	(30)
Costs associated with loan refinancing or payoff	—	241
Equity in (income) loss from joint ventures	(1,315)	2,582
Distributions from joint ventures	780	90
Credit loss expense (benefit)	9,206	(5,581)
Depreciation and amortization	80,810	80,864
Amortization of deferred financing costs	4,161	3,121
Amortization of above/below market leases and tenant allowances, net	(176)	(195)
Share-based compensation expense to management and Trustees	8,414	7,459
Change in assets and liabilities:
Operating lease assets and liabilities	(100)	(233)
Mortgage notes accrued interest receivable	350	(143)
Accounts receivable	22,168	24,952
Other assets	(3,902)	(6,320)
Accounts payable and accrued liabilities	2,955	(1,719)
Unearned rents and interest	6,152	14,492
Net cash provided by operating activities	217,050	140,800
Investing activities:
Acquisition of and investments in real estate and other assets	(169,656)	(29,702)
Proceeds from sale of real estate	80	28,635
Investment in unconsolidated joint ventures	(17,843)	(1,940)
Distributions from joint venture related to refinancing	6,695	—
Settlement of derivative	(3,830)	—
Investment in mortgage notes receivable	(11,305)	(4,588)
Proceeds from mortgage notes receivable paydowns	272	7,982
Investment in notes receivable	—	(4,379)
Proceeds from note receivable paydowns	189	1,708
Proceeds from insurance recovery, net	1,071	30
Additions to properties under development	(9,393)	(24,512)
Net cash used by investing activities	(203,720)	(26,766)
Financing activities:
Principal payments on debt	—	(613,765)
Deferred financing fees paid	(328)	(251)
Net proceeds from issuance of common shares	359	198
Impact of stock option exercises, net	(4)	—
Purchase of common shares for treasury for vesting	(4,250)	(2,744)
Dividends paid to shareholders	(129,968)	(12,068)
Net cash used by financing activities	(134,191)	(628,630)
Effect of exchange rate changes on cash	503	(8)
Net change in cash and cash equivalents and restricted cash	(120,358)	(514,604)
Cash and cash equivalents and restricted cash at beginning of the period	289,901	1,028,010
Cash and cash equivalents and restricted cash at end of the period	$169,543	$513,406
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Six Months Ended June 30,
	2022	2021
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$288,822	$1,025,577
Restricted cash at beginning of the period	1,079	2,433
Cash and cash equivalents and restricted cash at beginning of the period	$289,901	$1,028,010

Cash and cash equivalents at end of the period	$168,266	$509,836
Restricted cash at end of the period	1,277	3,570
Cash and cash equivalents and restricted cash at end of the period	$169,543	$513,406

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$38,119	$70,784
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,751	$21,921
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$29,022	$22,126

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63,551	$77,012
Cash paid during the period for income taxes	$657	$921
Interest cost capitalized	$271	$1,109
Change in accrued capital expenditures	$(217)	$8,017
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 23, 2022.

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

The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of June 30, 2022 and December 31, 2021, the Company does not have any investments in consolidated VIEs.

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

As of June 30, 2022, the Company had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company's tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and 2021, the COVID-19 pandemic negatively affected the Company's business and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows. The Company considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the six months ended June 30, 2022.

The following were impacts to the Company's financial statements and business during the six months ended June 30, 2022 arising out of or relating to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group.
•As of June 30, 2022, the Company has deferred amounts due from tenants of approximately $12.1 million that are booked as receivables. Additionally, the Company has amounts due from customers that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when received. During the six months ended June 30, 2022, the Company collected $6.3 million in deferred rent and $0.3 million of deferred interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the six months ended June 30, 2022, the Company collected $14.7 million of deferred rent and $0.4 million of deferred interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, fitness & wellness, gaming and cultural. The Education segment includes the following property types: early childhood education centers and private schools. See Note 15 for financial information related to these reportable segments.

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

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest. Acquisition-related costs in connection with business combinations are expensed as incurred and included in "Transaction costs" in the accompanying consolidated statements of income and comprehensive income.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $34.1 million and $36.9 million as of June 30, 2022 and December 31, 2021, respectively, are shown as a reduction of debt. The deferred financing costs of $7.6 million and $8.7 million as of June 30, 2022 and December 31, 2021, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the six months ended June 30, 2022 and 2021, the Company recognized $2.3 million and $2.7 million, respectively, of straight-line rental revenue. There were no straight-line write-offs for the six months ended June 30, 2022 and 2021.

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

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the six months ended June 30, 2022 and 2021, the Company recognized $1.1 million and $1.9 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the six months ended June 30, 2022 and 2021, the amounts due for non-lease components included in rental revenue totaled $9.2 million and $7.9 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $4.0 million for both the six months ended June 30, 2022 and 2021.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the six months ended June 30, 2022, the Company wrote-off approximately $1.5 million of accrued interest and fees receivables against interest income related to one mortgage note receivable and two notes receivable. There were no accrued interest write-offs for the six months ended June 30, 2021. As of June 30, 2022, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. As of June 30, 2022, the Company does not have any mortgage notes or notes receivable with past due principal balances.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the six months ended June 30, 2022 and 2021.

Concentrations of Risk
AMC, Regal and Topgolf USA (Topgolf) represented a significant portion of the Company's total revenue for the six months ended June 30, 2022 and 2021. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 and cash payments were reduced due to the impact of the COVID-19 pandemic. Additionally, Regal had higher revenues during the six months ended June 30, 2022 due to the repayment of deferred rent that was recognized as rental revenue when received. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC, Regal and Topgolf (dollars in thousands):

	Six Months Ended June 30,
	2022		2021
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$47,588	15.0%	$47,625	20.1%
Regal	45,919	14.4%	11,762	5.0%
Topgolf	45,423	14.3%	41,896	17.7%

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of amortization of non-vested share grants and share options issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $3.9 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future performance period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $3.3 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.

Share Options
Share options were granted to employees pursuant to the Long-Term Incentive Plan prior to 2022. The fair value of share options granted was estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $7 thousand and $9 thousand for the six months ended June 30, 2022 and 2021, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.2 million for both the six months ended June 30, 2022 and 2021.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority (FCA) announced that the USD LIBOR will no longer be published after June 30, 2023. At June 30, 2022, the Company had seven agreements (including debt, interest rate swap, mortgage note and lease agreements) that are indexed to LIBOR. The Company has transitioned several existing contracts to a replacement index and continues to make progress transitioning the remaining contracts.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings (TDR) by creditors that have adopted the CECL model and enhances disclosure requirements for loan modifications made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables. ASU 2022-02 is effective for fiscal years (and interim periods within those years), beginning after December 15, 2022. The Company expects to adopt the guidance beginning January 1, 2023 and is currently evaluating the impact that ASU 2022-02 will have on its disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Buildings and improvements	$4,687,295	$4,523,052
Furniture, fixtures & equipment	118,921	108,907
Land	1,248,738	1,222,149
Leasehold interests	26,987	26,717
	6,081,941	5,880,825
Accumulated depreciation	(1,243,240)	(1,167,734)
Total	$4,838,701	$4,713,091
Depreciation expense on real estate investments was $78.4 million and $78.0 million for the six months ended June 30, 2022 and 2021, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the six months ended June

30, 2022, the Company received an offer to sell a recently vacated property. As a result, the Company reassessed the expected holding period, and determined that the estimated cash flows were not sufficient to recover the carrying value of the property. The Company estimated the fair value of this property by taking into account the purchase offer. The Company reduced the carrying value of the real estate investment, net to $4.7 million. During the six months ended June 30, 2022, the Company recognized an impairment charge of $4.4 million on the real estate investment, which is the amount that the carrying value of the asset exceeded the estimated fair value.

During the six months ended June 30, 2022, the Company also recognized $0.6 million in other-than-temporary impairments related to its equity investments in joint ventures in two theatre projects located in China. See Note 9 for further details on these impairments.

5. Investments

The Company's investment spending during the six months ended June 30, 2022 totaled $239.2 million, and included the acquisition of one fitness and wellness property for approximately $19.9 million, the acquisition of two attraction properties located in Canada for approximately $142.8 million, spending on build-to-suit experiential development and redevelopment projects and the acquisition of interests in two joint ventures for approximately $50.6 million. See Note 9 for further details on these two joint ventures.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward-looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of June 30, 2022, the Company did not anticipate any prepayments; therefore, the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

Investment in mortgage notes, including related accrued interest receivable, at June 30, 2022 and December 31, 2021 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		June 30, 2022	December 31, 2021	June 30, 2022
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	$29,035	$28,879	$28,243	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	10,953	10,940	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	9,090	9,180	9,159	—
Ski property Girdwood, Alaska	2019	8.20%	12/31/2029	45,599	45,587	45,877	11,401
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	10,539	10,584	10,615	379
Experiential lodging property Nashville, Tennessee	2019	7.01%	9/30/2031	71,223	71,656	70,896	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	10,507	10,507	10,874	—
Experiential lodging property Breaux Bridge, LA	2022	7.25%	3/8/2034	11,305	11,373	—	—
Ski property West Dover and Wilmington, Vermont	2007	12.14%	12/1/2034	51,050	51,049	51,047	—
Four ski properties Ohio and Pennsylvania	2007	11.07%	12/1/2034	37,562	37,533	37,519	—
Ski property Chesterland, Ohio	2012	11.55%	12/1/2034	4,550	4,532	4,516	—
Ski property Hunter, New York	2016	8.88%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,505	17,639	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,067	18,198	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,081	10,277	—
Early childhood education center Lake Mary, Florida	2019	8.10%	5/9/2039	4,200	4,345	4,329	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	7,780	14,996	—
Early childhood education center Lithia, Florida	2017	8.58%	10/31/2039	3,959	4,006	4,034	—
				$381,089	$374,617	$370,159	$11,780

Investment in notes receivable, including related accrued interest receivable, was $3.6 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the six months ended June 30, 2022, the Company recorded an allowance for credit loss of $6.8 million related to one of its mortgage notes receivable secured by an eat & play investment and $3.1 million related to two notes receivable. Although foreclosure was not deemed probable and the principal balance of the mortgage note and notes receivable were not past due at June 30, 2022, based on delays in interest payments and the borrowers' declining financial condition, the Company determined the borrower is experiencing financial difficulty. The repayment is expected to be provided substantially through the sale or operation of the collateral, therefore, the Company elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. The mortgage note is secured by the real estate assets of the borrower and the notes receivable are secured by the equipment and personal property of the borrowers. The collateral was appraised during the six months ended June 30, 2022, which resulted in credit loss expense of $6.8 million for the mortgage note and $1.2 million for one of the notes receivable. The principal balance for the other note receivable was fully reserved with credit loss expense of $1.9 million. Although foreclosure was not deemed probable and the principal balance of the note receivable were not past due at June 30, 2022, based on delays in interest payments and the borrowers' declining financial condition, the Company determined the borrower is experiencing financial difficulty. The repayment is expected to be provided substantially through the sale or operation of the collateral, therefore, the Company elected to apply the collateral dependent practical expedient.

Income from these borrowers is recognized on a cash basis. During the six months ended June 30, 2022, the Company wrote-off $1.5 million in accrued interest receivables and fees to "Mortgage and other financing income" in the accompanying consolidated statements of income related to the mortgage note and notes receivables.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor had the borrower declared bankruptcy, the Company determined that these modifications resulted in a troubled debt restructuring. At June 30, 2022, this note receivable was considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The note is secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of June 30, 2022 and the note remains fully reserved with an allowance for credit loss totaling $8.6 million, which represents the outstanding principal balance of the note as of June 30, 2022. Income for this borrower is recognized on a cash basis.

At June 30, 2022, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $8.6 million, which is fully reserved in the allowance for credit losses at June 30, 2022.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the six months ended June 30, 2022 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2021	$2,124	$76	$8,686	$—	$10,886
Credit loss (benefit) expense	6,223	(70)	3,053	—	9,206
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at June 30, 2022	$8,347	$6	$11,739	$—	$20,092

7. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Receivable from tenants	$14,899	$37,417
Receivable from non-tenants	4,794	2,237
Straight-line rent receivable	40,483	38,419
Total	$60,176	$78,073

As of June 30, 2022, receivable from tenants includes payments of approximately $12.1 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

8. Capital Markets and Dividends

During the three and six months ended June 30, 2022, the Company declared cash dividends totaling $0.825 and $1.60 per common share, respectively. Additionally, during the three and six months ended June 30, 2022, the Board declared cash dividends of $0.359375 and $0.71875 per share, respectively, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares and cash dividends of $0.5625 and $1.125 per share, respectively, on the Company's 9.00% Series E cumulative convertible preferred shares.

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

9. Unconsolidated Real Estate Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures as of June 30, 2022 and December 31, 2021 (in thousands):

				Investment as of		Income (Loss) for the Six Months Ended
Property Type	Location	Ownership Interest		June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021
Experiential lodging	St. Pete Beach, FL	65%	(1)	$21,256	$25,894	$2,837	$(2,592)
Experiential lodging	Warrens, WI	95%	(2)	8,413	10,068	(1,654)	—
Experiential lodging	Breaux Bridge, LA	85%	(3)	18,036	—	193	—
Theatres	China	various	(4)	—	708	(61)	10
				$47,705	$36,670	$1,315	$(2,582)

(1) The Company has equity investments in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared. On May 18, 2022, the joint venture that holds the real estate refinanced its secured mortgage loan, the new terms of which are described below. In connection with this refinancing, during the six months ended June 30, 2022, the Company received $6.7 million in distributions. In addition, the Company received $0.8 million in distributions from operations during the six months ended June 30, 2022. No distributions were received during the six months ended June 30, 2021. The Company's accounting policy is to classify the distribution on its consolidated statement of cash flows using the nature of the distribution approach based on facts and circumstances surrounding the distribution.

The joint venture that holds the real property has a secured mortgage loan of $105.0 million at June 30, 2022. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

(2) The Company has equity investments in two unconsolidated real estate joint ventures related to an experiential lodging property located in Warrens, Wisconsin. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS. The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared.

The joint venture that holds the real property has a secured mortgage loan of $15.0 million at June 30, 2022 that provides for additional draws of approximately $9.6 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $11.2 million remaining to fund at June 30, 2022.

(3) The Company has equity investments in two unconsolidated real estate joint ventures related to an experiential lodging property located in Breaux Bridge, Louisiana. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS. The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared.

The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at June 30, 2022. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

(4) The Company has equity investments in unconsolidated joint ventures for three theatre projects located in China, with ownership interests ranging from 30% to 49%. During the six months ended June 30, 2022, the Company recognized $0.6 million in other-than-temporary impairment charges related to these equity investments. The Company determined these investments had no fair value based primarily on discounted cash flow projections. The Company received distributions of $90 thousand from its investment in these joint ventures for the six months ended June 30, 2021. No distributions were received during the six months ended June 30, 2022.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $2.3 million at June 30, 2022 and no derivative assets at December 31, 2021. The Company had derivative liabilities of $0.3 million and $4.9 million at June 30, 2022 and December 31, 2021, respectively. The Company has not posted or received collateral with its derivative counterparties as of June 30, 2022 or December 31, 2021. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

At June 30, 2022, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. The interest rate swap agreement outstanding as of June 30, 2022 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2022, the Company estimates that during the twelve months ending June 30, 2023, $0.4 million of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of June 30, 2022, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of June 30, 2022, the Company estimates that during the twelve months ending June 30, 2023, $0.1 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of June 30, 2022, the Company had the following foreign currency forwards designated as net investment hedges:

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.28 CAD per USD	$200.0	October 1, 2024
$1.30 CAD per USD	90.0	December 2, 2024
Total	$290.0

The Company previously also used CAD to USD cross-currency swaps that were designated as net investment hedges. The cross-currency swaps included a monthly settlement feature to lock in on exchange rate of CAD to USD. On April 29, 2022, the Company terminated its CAD to USD cross-currency swaps in conjunction with entering into new agreements. The Company paid $3.8 million in connection with the settlement of the CAD to USD cross-currency swap agreements.

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2022 and 2021.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2022	2021	2022	2021
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$225	$(130)	$1,050	$129
Amount of Expense Reclassified from AOCI into Earnings (1)	(37)	(2,079)	(113)	(4,112)
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	199	(121)	173	(214)
Amount of Expense Reclassified from AOCI into Earnings (2)	(45)	(99)	(99)	(148)
Net Investment Hedges
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	3,684	(2,314)	665	(4,100)
Amount of Income Recognized in Earnings (2) (3)	71	71	170	173
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	938	—	938	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$5,046	$(2,565)	$2,826	$(4,185)
Amount of Expense Reclassified from AOCI into Earnings	(82)	(2,178)	(212)	(4,260)
Amount of Income Recognized in Earnings	71	71	170	173

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$33,289	$38,312	$66,549	$77,506
Other income in accompanying consolidated statements of income and comprehensive income	$9,961	$1,033	$19,266	$1,711
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 and 2021.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 and 2021.
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

As of June 30, 2022, the fair value of the Company's derivatives in a liability position related to these agreements was $0.3 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements for $44 thousand, which is the agreements' termination value after considering the right of offset. As of June 30, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
June 30, 2022 and December 31, 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2022
Cross-Currency Swaps (1)	$—	$(105)	$—	$(105)
Cross-Currency Swaps (2)	—	279	—	279
Currency Forward Agreements (1)	—	(226)	—	(226)
Currency Forward Agreements (2)	—	1,164	—	1,164
Interest Rate Swap Agreements (2)	—	901	—	901
December 31, 2021
Cross-Currency Swaps (1)	$—	$(4,626)	$—	$(4,626)
Interest Rate Swap Agreements (1)	—	(262)	—	(262)
(1) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.
(2) Included in "Other assets" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of June 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2022 and December 31, 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2022
Real estate investments, net	$—	$4,700	$—	$4,700
Mortgage notes and related accrued interest receivable	—	—	7,780	7,780
Investment in joint ventures	—	—	—	—
Other assets (1)	—	—	1,316	1,316
December 31, 2021
Real estate investments, net	$—	$6,956	$—	$6,956
Other assets (1)	—	—	—	—
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

As further discussed in Note 4, during the six months ended June 30, 2022, the Company recorded an impairment charge of $4.4 million related to real estate investments, net on one of its properties. Additionally, during the year ended December 31, 2021, the Company recorded impairment charges of $2.7 million related to real estate investments, net on two of its properties. Management estimated the fair values of these investments taking into account various factors including purchase offers, shortened hold periods and market conditions. The Company determined, based on the inputs, that the valuation of these properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value.

As further discussed in Note 6, during the six months ended June 30, 2022, the Company recorded an allowance for credit losses of $6.8 million related to one mortgage note and $1.2 million related to one note receivable, as a result of recent changes in the borrower's financial status. Management valued the mortgage note and note receivable based on the fair value of the underlying collateral determined using independent appraisals which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents of approximately $20 per square foot and a discount rate of 6.75%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable. Additionally, during the six months ended June 30, 2022, the Company recorded an allowance for credit losses totaling $1.9 million related to one note receivable to fully reserve the outstanding principal balance of $1.9 million, as a result of recent changes in the borrower's financial status. Management valued the note receivable based on the fair value of the underlying collateral which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower, and was classified within Level 3 of the fair value hierarchy.

Additionally, as further discussed in Note 9, during the six months ended June 30, 2022, the Company recorded impairment charges of $0.6 million related to its investment in joint ventures. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2022 and December 31, 2021:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2022, the Company had a carrying value of $374.6 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.03%. The fixed rate mortgage notes bear interest at rates of 7.01% to 12.14%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.25% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $407.4 million with an estimated weighted average market rate of 7.95% at June 30, 2022.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2022, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average interest rate of approximately 1.71%. The carrying value of the variable rate debt outstanding approximated the fair value at June 30, 2022.

At December 31, 2021, the Company had a carrying value of $25.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 0.15%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2021.

At both June 30, 2022 and December 31, 2021, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreement.

At June 30, 2022, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using June 30, 2022 market rates of 4.35% to 6.81%, management estimates the fair value of the fixed rate debt to be approximately $2.54 billion with an estimated weighted average market rate of 6.23% at June 30, 2022.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2022 and 2021 (amounts in thousands except per share information):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$40,909			$83,101
Less: preferred dividend requirements	(6,033)			(12,066)
Net income available to common shareholders	$34,876	74,986	$0.47	$71,035	74,915	$0.95
Diluted EPS:
Net income available to common shareholders	$34,876	74,986		$71,035	74,915
Effect of dilutive securities:
Share options and performance shares	—	248		—	227
Net income available to common shareholders	$34,876	75,234	$0.46	$71,035	75,142	$0.95

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$18,552			$21,932
Less: preferred dividend requirements	(6,033)			(12,067)
Net income available to common shareholders	$12,519	74,781	$0.17	$9,865	74,704	$0.13
Diluted EPS:
Net income available to common shareholders	$12,519	74,781		$9,865	74,704
Effect of dilutive securities:
Share options and performance shares	—	89		—	68
Net income available to common shareholders	$12,519	74,870	$0.17	$9,865	74,772	$0.13

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

The following shares have been excluded from the calculation of diluted earnings per share, either because they are anti-dilutive or, in the case of contingently issuable performance shares, are not probable:
•The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2022 and 2021.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2022 and 2021.
•Outstanding options to purchase 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and six months ended June 30, 2022.
•Outstanding options to purchase 90 thousand and 106 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and six months ended June 30, 2021, respectively.
•The effect of 102 thousand contingently issuable performance shares granted during 2021 for both the three and six months ended June 30, 2021.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for both the three and six months ended June 30, 2022 and 2021.

13. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At June 30, 2022, there were 1,983,595 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79
Exercised	(9,799)	44.62	—	47.15	46.30
Outstanding at June 30, 2022	98,872	$44.44	—	$76.63	$57.83

The weighted average fair value of options granted was $20.34 during the six months ended June 30, 2021. No options were granted during the six months ended June 30, 2022. The intrinsic value of share options exercised was $38 thousand and $7 thousand for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes outstanding and exercisable options at June 30, 2022:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.44 - 49.99	11,510	4.8			10,132	1.7
50.00 - 59.99	31,008	2.0			31,008	2.0
60.00 - 69.99	52,198	4.0			50,754	3.4
70.00 - 76.63	4,156	5.6			3,671	5.4
	98,872	3.5	$57.83	$5	95,565	2.8	$57.77	$1

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	478,554	$56.57
Granted	243,286	46.65
Vested	(215,096)	59.97
Forfeited	(2,176)	46.98
Outstanding at June 30, 2022	504,568	$50.38	1.36
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $10.2 million and $6.5 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, unamortized share-based compensation expense related to nonvested shares was $13.4 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2021	158,776
Granted	98,610
Outstanding at June 30, 2022	257,386

The number of common shares issuable upon settlement of the performance shares granted during the six months ended June 30, 2022, 2021 and 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2024, 2023 and 2022, respectively: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the

Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.0 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2024, 2023 and 2022 for performance shares granted in 2022, 2021 and 2020, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the six months ended June 30, 2022: risk-free interest rate of 1.7%, volatility factors in the expected market price of the Company's common shares of 71% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At June 30, 2022, achievement of the performance condition was deemed probable for the performance shares granted during the six months ended June 30, 2022 and 2021 with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million for each period. Achievement of the minimum performance condition for the performance shares granted during the six months ended June 30, 2020 was deemed not probable at June 30, 2022, resulting in no expected payout.

At June 30, 2022, unamortized share-based compensation expense related to nonvested performance shares was $11.8 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the six months ended June 30, 2022 and 2021, the Company accrued dividend equivalents expected to be paid on earned awards of $324 thousand and $18 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	43,306	$49.15
Granted	41,399	50.49
Vested	(46,100)	49.00
Outstanding at June 30, 2022	38,605	$50.77	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. At June 30, 2022, unamortized share-based compensation expense related to restricted share units was $1.8 million.

14. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of June 30, 2022 and December 31, 2021, the Company was lessee in 52 and 51 operating ground leases, respectively. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of June 30, 2022, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2022	2021	2022	2021
Operating leases	Rental revenue	$136,918	$110,349	$270,746	$208,021
Sublease income - operating ground leases	Rental revenue	5,957	5,534	$11,732	$10,476

Lease costs
Operating ground lease cost	Property operating expense	$6,136	$5,811	$12,105	$11,224
Operating office lease cost	General and administrative expense	226	226	452	452

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of June 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,123,623	$497,006	$172,813	$5,793,442

	As of December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,995,241	$505,086	$300,823	$5,801,150

Operating Data:
	Three Months Ended June 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$133,009	$9,866	$—	$142,875
Other income	7,685	—	2,276	9,961
Mortgage and other financing income	7,382	228	—	7,610
Total revenue	148,076	10,094	2,276	160,446

Property operating expense	13,358	—	234	13,592
Other expense	8,872	—	—	8,872
Total investment expenses	22,230	—	234	22,464
Net operating income - before unallocated items	125,846	10,094	2,042	137,982

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(12,691)
Transaction costs				(1,145)
Credit loss expense				(9,512)
Depreciation and amortization				(40,766)
Interest expense, net				(33,289)
Equity in income from joint ventures				1,421
Impairment charges on joint ventures				(647)
Income tax expense				(444)
Net income				40,909
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$34,876

Operating Data:
	Three Months Ended June 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$106,559	$9,324	$—	$115,883
Other income	1,061	—	(28)	1,033
Mortgage and other financing income	8,239	207	—	8,446
Total revenue	115,859	9,531	(28)	125,362

Property operating expense	14,421	15	242	14,678
Other expense	3,025	—	—	3,025
Total investment expenses	17,446	15	242	17,703
Net operating income - before unallocated items	98,413	9,516	(270)	107,659

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(11,376)
Transaction costs				(662)
Credit loss benefit				2,819
Depreciation and amortization				(40,538)
Gain on sale of real estate				511
Interest expense, net				(38,312)
Equity in loss from joint ventures				(1,151)
Income tax expense				(398)
Net income				18,552
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$12,519

Operating Data:
	Six Months Ended June 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$262,034	$20,444	$—	$282,478
Other income	16,895	—	2,371	19,266
Mortgage and other financing income	15,716	458	—	16,174
Total revenue	294,645	20,902	2,371	317,918

Property operating expense	27,051	(7)	487	27,531
Other expense	16,969	—	—	16,969
Total investment expenses	44,020	(7)	487	44,500
Net operating income - before unallocated items	250,625	20,909	1,884	273,418

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(25,915)
Transaction costs				(3,392)
Credit loss expense				(9,206)
Impairment charges				(4,351)
Depreciation and amortization				(80,810)
Interest expense, net				(66,549)
Equity in income from joint ventures				1,315
Impairment charges on joint ventures				(647)
Income tax expense				(762)
Net income				83,101
Preferred dividend requirements				(12,066)
Net income available to common shareholders of EPR Properties				$71,035

Operating Data:
	Six Months Ended June 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$199,835	$18,662	$—	$218,497
Other income	1,390	—	321	1,711
Mortgage and other financing income	16,380	539	—	16,919
Total revenue	217,605	19,201	321	237,127

Property operating expense	29,413	97	481	29,991
Other expense	5,577	—	—	5,577
Total investment expenses	34,990	97	481	35,568
Net operating income - before unallocated items	182,615	19,104	(160)	201,559

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(22,712)
Transaction costs				(1,210)
Credit loss benefit				5,581
Depreciation and amortization				(80,864)
Gain on sale of real estate				712
Costs associated with loan refinancing or payoff				(241)
Interest expense, net				(77,506)
Equity in loss from joint ventures				(2,582)
Income tax expense				(805)
Net income				21,932
Preferred dividend requirements				(12,067)
Net income available to common shareholders of EPR Properties				$9,865

16. Other Commitments and Contingencies

As of June 30, 2022, the Company had 16 development projects with commitments to fund an aggregate of approximately $110.7 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2022, the Company had two mortgage notes with commitments totaling approximately $11.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2022, the Company had four surety bonds outstanding totaling $33.3 million.

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

As of June 30, 2022, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.2 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.6 billion at June 30, 2022. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2022 and December 31, 2021. We group our investments into two reportable segments, Experiential and Education. As of June 30, 2022, our Experiential investments comprised $6.0 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of June 30, 2022, our Experiential segment (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•175 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•22 attraction properties;
•11 ski properties;
•six experiential lodging properties;
•nine fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of June 30, 2022, our owned Experiential real estate portfolio consisted of approximately 20.0 million square feet, which was 96% leased and included $8.2 million in property under development and $20.2 million in undeveloped land inventory.

As of June 30, 2022, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of June 30, 2022, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased.

The combined owned portfolio consisted of 21.4 million square feet and was 97% leased.

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

As of June 30, 2022, we had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration or any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides and, in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. During 2020 and 2021, the COVID-19 pandemic negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the six months ended June 30, 2022.

The following were impacts to our financial statements during the six months ended June 30, 2022 arising out of or relating to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group.
•As of June 30, 2022, we have deferred amounts due from tenants of approximately $12.1 million that are booked as receivables. Additionally, we have amounts due from customers that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. During the six months ended June 30, 2022, we collected $6.3 million in deferred rent and $0.3 million of deferred interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the six months ended June 30, 2022, we collected $14.7 million of deferred rent and $0.4 million of deferred interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

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

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2022 and 2021 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Total revenue	$160.4	$125.4	28%	$317.9	$237.1	34%
Net income available to common shareholders per diluted share	$0.46	$0.17	171%	$0.95	$0.13	631%
FFOAA per diluted share	$1.17	$0.68	72%	$2.27	$1.15	97%

The major factors impacting our results for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 were as follows:
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
•Improved earnings from investments in joint ventures; and
•The increase in impairment charges, general and administrative expense, transaction costs and credit loss expense.

For further detail on items impacting our operating results, see the section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021. For the six months ended June 30, 2022, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the six months ended June 30, 2022 and 2021 totaled $239.2 million and $68.7 million, respectively, and is detailed below (in thousands):

Six Months Ended June 30, 2022
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$218	$5	$213	$—	$—	$—
Eat & Play	8,626	8,494	132	—	—	—
Attractions	144,311	—	1,546	142,765	—	—
Experiential Lodging	65,880	3,359	—	—	11,305	51,216
Fitness & Wellness	20,181	—	323	19,858	—	—
Cultural	19	—	19	—	—	—
Total Experiential	239,235	11,858	2,233	162,623	11,305	51,216

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$239,235	$11,858	$2,233	$162,623	$11,305	$51,216

Six Months Ended June 30, 2021
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$3,049	$2,940	$109	$—	$—	$—
Eat & Play	34,918	7,855	311	26,752	—	—
Attractions	29	—	29	—	—	—
Ski	2,793	—	—	—	2,793	—
Experiential Lodging	21,684	13,922	5,822	—	—	1,940
Fitness & Wellness	1,795	—	—	—	1,795	—
Cultural	4,389	—	10	—	4,379	—
Total Experiential	68,657	24,717	6,281	26,752	8,967	1,940

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$68,657	$24,717	$6,281	$26,752	$8,967	$1,940

The above amounts include $0.3 million and $1.1 million in capitalized interest for the six months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2022 and 2021, respectively. Excluded from the table above is approximately $1.5 million and $2.2 million of maintenance capital expenditures and other spending for the six months ended June 30, 2022 and 2021, respectively.

Impairment Charges
During the six months ended June 30, 2022, we received an offer to purchase a recently vacated property. As a result, we reassessed the expected holding period of the property and determined that the estimated cash flows were not sufficient to recover the carrying value of the property. Accordingly, we recognized an impairment charge of $4.4 million on the real estate investment of this property.

During the six months ended June 30, 2022, we recognized other-than-temporary impairment charges of $0.6 million on our equity investments in two theatre projects located in China. See Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to these impairments.

Mortgage Note and Notes Receivable Updates
During the six months ended June 30, 2022, we recorded an allowance for credit loss of $6.8 million related to one of our mortgage notes receivable secured by an eat & play investment and $3.1 million related to two notes receivable. Although foreclosure was not deemed probable and the principal balance of the mortgage note and notes receivable were not past due at June 30, 2022, based on delays in interest payments and each borrower's declining financial condition, we determined the borrowers are experiencing financial difficulty. The repayment is expected to be provided substantially through the sale or operation of the collateral, therefore, we elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. During the six months ended June 30, 2022, we wrote-off $1.5 million in accrued interest receivables and fees to mortgage and other financing income related to the mortgage note and notes receivables. See Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Results of Operations

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Minimum rent (1)	$134,917	$107,100	$27,817	$265,192	$201,290	$63,902
Percentage rent (2)	519	2,016	(1,497)	3,962	4,046	(84)
Straight-line rent	1,733	1,420	313	2,328	2,709	(381)
Tenant reimbursements	5,348	5,000	348	10,349	9,822	527
Other rental revenue	358	347	11	647	630	17
Total Rental Revenue	$142,875	$115,883	$26,992	$282,478	$218,497	$63,981

Other income (3)	9,961	1,033	8,928	19,266	1,711	17,555
Mortgage and other financing income	7,610	8,446	(836)	16,174	16,919	(745)
Total revenue	$160,446	$125,362	$35,084	$317,918	$237,127	$80,791

(1) For the three months ended June 30, 2022 compared to the three months ended June 30, 2021, the increase in minimum rent resulted primarily from an increase of $27.0 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $2.1 million related to property acquisitions and developments completed in 2022 and 2021. This was partially offset by a decrease in rental revenue of $1.3 million from property dispositions.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the increase in minimum rent resulted primarily from an increase of $62.1 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $4.7 million related to property acquisitions and developments completed in 2022 and 2021. This was partially offset by a decrease in rental revenue of $2.9 million from property dispositions.

During the three and six months ended June 30, 2022, we renewed one lease agreement on approximately 79 thousand square feet. We experienced a decrease of 17.6% in rental rates and paid no leasing commissions with respect to this lease renewal.

(2) The decrease in percentage rent (amounts above base rent) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due primarily to lower percentage rent recognized from one early childhood education center tenant due to the restructured lease having higher base rents in 2022. This decrease was partially offset by higher percentage rent recognized for one ski property.

(3) The increase in other income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 related primarily to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic. Additionally, during the three and six months ended June 30, 2022 the increase in other income was the result of increased operating income from two theatre properties.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Property operating expense	$13,592	$14,678	$(1,086)	$27,531	$29,991	$(2,460)
Other expense (1)	8,872	3,025	5,847	16,969	5,577	11,392
General and administrative expense (2)	12,691	11,376	1,315	25,915	22,712	3,203
Transaction costs (3)	1,145	662	483	3,392	1,210	2,182
Credit loss expense (benefit) (4)	9,512	(2,819)	12,331	9,206	(5,581)	14,787
Impairment charges (5)	—	—	—	4,351	—	4,351
Depreciation and amortization	40,766	40,538	228	80,810	80,864	(54)
Gain on sale of real estate	—	511	(511)	—	712	(712)
Costs associated with loan refinancing or payoff	—	—	—	—	241	(241)
Interest expense, net (6)	33,289	38,312	(5,023)	66,549	77,506	(10,957)
Equity in (income) loss from joint ventures (7)	(1,421)	1,151	(2,572)	(1,315)	2,582	(3,897)
Impairment charges on joint ventures	647	—	647	647	—	647
Income tax expense	444	398	46	762	805	(43)
Preferred dividend requirements	6,033	6,033	—	12,066	12,067	(1)
(1) The increase in other expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 related primarily to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as increases in operating expenses from two theatre properties.
(2) The increase in general and administrative expense for the three and six months ended June 30, 2022 related primarily to an increase in payroll and benefit costs as well as an increase in travel expenses and professional fees.
(3) The increase in transaction costs for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to an increase in costs related to equity method investments as well as to terminated transactions.

(4) The change in credit loss expense (benefit) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to credit loss expense of $6.8 million related to one mortgage note receivable and $3.1 million related to two notes receivable recorded during the three months ended June 30, 2022. In addition, the change was impacted by the results of the credit loss model related to the expected timing of the economic recovery from the impacts of the COVID-19 pandemic.

(5) Impairment charges recognized during the six months ended June 30, 2022 related to one recently vacated property that we intend to sell and we determined that the cash flows were not sufficient to recover the carrying value.

(6) The decrease in interest expense, net for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, resulted primarily from a decrease in average borrowings and a decrease in the weighted average interest rate on outstanding debt.
(7) The increase in equity in (income) loss from joint ventures related primarily to more income recognized at two experiential lodging properties located in St. Petersburg, Florida. This was partially offset by losses recognized at our experiential lodging property located in Warrens, Wisconsin which was acquired in August of 2021.

Liquidity and Capital Resources

Cash and cash equivalents were $168.3 million at June 30, 2022. In addition, we had restricted cash of $1.3 million at June 30, 2022, which related primarily to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At June 30, 2022, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At June 30, 2022, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2022, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of LIBOR plus 1.20% (based on our unsecured debt ratings and with a LIBOR floor of zero), which was 2.99% at June 30, 2022. Additionally, the facility fee on the revolving credit facility is 0.25%.

At June 30, 2022, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At June 30, 2022, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

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

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at June 30, 2022.

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$217,050	$140,800
Net cash used by investing activities	(203,720)	(26,766)
Net cash used by financing activities	(134,191)	(628,630)

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
Commitments
As of June 30, 2022, we had 16 development projects with commitments to fund an aggregate of approximately $110.7 million, of which approximately $32.9 million is expected to be funded in 2022. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2022, we had two mortgage notes with commitments totaling approximately $11.8 million, all of which is expected to be funded in 2022. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2022, we had four surety bonds outstanding totaling $33.3 million.

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

Long-term liquidity requirements consist primarily of debt maturities. We have no scheduled debt payments due until 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the continuing economic uncertainty caused by the COVID-19 pandemic.

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

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. Our net debt to adjusted EBITDAre ratio was 5.1x and our net debt to gross assets ratio was 39% as of June 30, 2022 (see "Non-GAAP Financial Measures" for calculation).

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

FFO, FFOAA and AFFO are widely used measures of the operating performance of real estate companies and are provided here as supplemental measures to GAAP net income available to common shareholders and earnings per share, and management provides FFO, FFOAA and AFFO herein because it believes this information is useful to investors in this regard. FFO, FFOAA and AFFO are non-GAAP financial measures. FFO, FFOAA and AFFO do not represent cash flows from operations as defined by GAAP and are not indicative that cash flows are adequate to fund all cash needs and are not to be considered alternatives to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO, FFOAA and AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2022 and 2021 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FFO:
Net income available to common shareholders of EPR Properties	$34,876	$12,519	$71,035	$9,865
Gain on sale of real estate	—	(511)	—	(712)
Impairment of real estate investments, net	—	—	4,351	—
Real estate depreciation and amortization	40,563	40,332	80,390	80,441
Allocated share of joint venture depreciation	1,996	459	3,483	813
Impairment charges on joint ventures	647	—	647	—
FFO available to common shareholders of EPR Properties	$78,082	$52,799	$159,906	$90,407

FFO available to common shareholders of EPR Properties	$78,082	$52,799	$159,906	$90,407
Add: Preferred dividends for Series C preferred shares	1,938	—	3,876	—
Add: Preferred dividends for Series E preferred shares	1,939	—	3,878	—
Diluted FFO available to common shareholders of EPR Properties	$81,959	$52,799	$167,660	$90,407

FFOAA:
FFO available to common shareholders of EPR Properties	$78,082	$52,799	$159,906	$90,407
Costs associated with loan refinancing or payoff	—	—	—	241
Transaction costs	1,145	662	3,392	1,210
Credit loss expense (benefit)	9,512	(2,819)	9,206	(5,581)
Gain on insurance recovery (included in other income)	—	—	(552)	(30)
FFOAA available to common shareholders of EPR Properties	$88,739	$50,642	$171,952	$86,247

FFOAA available to common shareholders of EPR Properties	$88,739	$50,642	$171,952	$86,247
Add: Preferred dividends for Series C preferred shares	1,938	—	3,876	—
Add: Preferred dividends for Series E preferred shares	1,939	—	3,878	—
Diluted FFOAA available to common shareholders of EPR Properties	$92,616	$50,642	$179,706	$86,247

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AFFO:
FFOAA available to common shareholders of EPR Properties	$88,739	$50,642	$171,952	$86,247
Non-real estate depreciation and amortization	203	206	420	423
Deferred financing fees amortization	2,090	1,574	4,161	3,121
Share-based compensation expense to management and trustees	4,169	3,675	8,414	7,459
Amortization of above and below market leases, net and tenant allowances	(89)	(99)	(176)	(195)
Maintenance capital expenditures (1)	(134)	(1,467)	(1,485)	(2,223)
Straight-lined rental revenue	(1,733)	(1,420)	(2,328)	(2,708)
Straight-lined ground sublease expense	261	111	509	195
Non-cash portion of mortgage and other financing income	(118)	(216)	(234)	(387)
AFFO available to common shareholders of EPR Properties	$93,388	$53,006	$181,233	$91,932

AFFO available to common shareholders of EPR Properties	$93,388	$53,006	$181,233	$91,932
Add: Preferred dividends for Series C preferred shares	1,938	—	3,876	—
Add: Preferred dividends for Series E preferred shares	1,939	—	3,878
Diluted AFFO available to common shareholders of EPR Properties	$97,265	$53,006	$188,987	$91,932

FFO per common share:
Basic	$1.04	$0.71	$2.13	$1.21
Diluted	1.04	0.71	2.12	1.21
FFOAA per common share:
Basic	$1.18	$0.68	$2.30	$1.15
Diluted	1.17	0.68	2.27	1.15
Shares used for computation (in thousands):
Basic	74,986	74,781	74,915	74,704
Diluted	75,234	74,870	75,142	74,772

Weighted average shares outstanding-diluted EPS	75,234	74,870	75,142	74,772
Effect of dilutive Series C preferred shares	2,245	—	2,243	—
Effect of dilutive Series E preferred shares	1,664	—	1,664	—
Adjusted weighted average shares outstanding-diluted Series C and Series E	79,143	74,870	79,049	74,772

Other financial information:
Dividends per common share	$0.8250	$—	$1.6000	$—

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for the three and six months ended June 30, 2021, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO, FFOAA and AFFO per share because the effect is anti-dilutive. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and six months ended June 30, 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO, FFOAA and AFFO per share.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	June 30,
	2022	2021
Net Debt:
Debt	$2,807,080	$3,081,485
Deferred financing costs, net	34,149	34,744
Cash and cash equivalents	(168,266)	(509,836)
Net Debt	$2,672,963	$2,606,393

Gross Assets:
Total Assets	$5,793,442	$6,142,212
Accumulated depreciation	1,243,240	1,130,409
Cash and cash equivalents	(168,266)	(509,836)
Gross Assets	$6,868,416	$6,762,785

Net Debt to Gross Assets Ratio	39%	39%

	Three Months Ended June 30,
	2022	2021
EBITDAre and Adjusted EBITDAre:
Net income	$40,909	$18,552
Interest expense, net	33,289	38,312
Income tax expense	444	398
Depreciation and amortization	40,766	40,538
Gain on sale of real estate	—	(511)
Impairment charges on joint ventures	647	—
Allocated share of joint venture depreciation	1,996	459
Allocated share of joint venture interest expense	1,276	846
EBITDAre	$119,327	$98,594

Transaction costs	1,145	662
Credit loss expense (benefit)	9,512	(2,819)
Adjusted EBITDAre (for the quarter)	$129,984	$96,437

Adjusted EBITDAre (annualized) (1)	$519,936	Footnote 2

Net Debt/Adjusted EBITDAre Ratio	5.1	Footnote 2

(1) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.
(2) Not presented as ratio is not meaningful given the disruption caused by COVID-19 and the associated accounting for tenant rent deferrals and other lease modifications.

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

	June 30, 2022	December 31, 2021
Total Investments:
Real estate investments, net of accumulated depreciation	$4,838,701	$4,713,091
Add back accumulated depreciation on real estate investments	1,243,240	1,167,734
Land held for development	20,168	20,168
Property under development	8,241	42,362
Mortgage notes and related accrued interest receivable	374,617	370,159
Investment in joint ventures	47,705	36,670
Intangible assets, gross (1)	60,108	57,962
Notes receivable and related accrued interest receivable, net (1)	3,596	7,254
Total investments	$6,596,376	$6,415,400

Total investments	$6,596,376	$6,415,400
Operating lease right-of-use assets	202,708	180,808
Cash and cash equivalents	168,266	288,822
Restricted cash	1,277	1,079
Accounts receivable	60,176	78,073
Less: accumulated depreciation on real estate investments	(1,243,240)	(1,167,734)
Less: accumulated amortization on intangible assets (1)	(21,812)	(20,163)
Prepaid expenses and other current assets (1)	29,691	24,865
Total assets	$5,793,442	$5,801,150

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	June 30, 2022	December 31, 2021
Intangible assets, gross	$60,108	$57,962
Less: accumulated amortization on intangible assets	(21,812)	(20,163)
Notes receivable and related accrued interest receivable, net	3,596	7,254
Prepaid expenses and other current assets	29,691	24,865
Total other assets	$71,583	$69,918

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2022, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of June 30, 2022, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At June 30, 2022, the joint venture had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

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

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our six Canadian properties and the rents received from tenants of the properties are payable in CAD. In order to hedge our CAD denominated cash flow and our net investment in our six Canadian properties, we entered into cross-currency swaps designated as cash flow hedges and foreign currency forwards designated as net investment hedges as further described below.

Cash Flow Hedges of Foreign Exchange Risk-Cross Currency Swaps
On April 12, 2022, we entered into three USD-CAD cross-currency swaps effective July 1, 2022 with a total fixed original notional value of $150.0 million CAD and $118.7 million USD. The net effect of these swaps is to lock in an exchange rate of $1.26 CAD per USD on approximately $10.8 million annual CAD denominated cash flows through October 1, 2024.

On April 29, 2022, we entered into two USD-CAD cross-currency swaps effective May 1, 2022 with a total fixed notional value of $200.0 million CAD and $156.0 million USD. The net effect of these swaps is to lock in an exchange rate of $1.28 CAD per USD on approximately $4.5 million of annual CAD denominated cash flows through October 1, 2024.

On June 14, 2022, we entered into three USD-CAD cross-currency swaps with a total fixed notional value of $90.0 million CAD and $69.5 million USD. The net effect of these swaps is to lock in an exchange rate of $1.30 CAD per USD on approximately $8.1 million of annual CAD denominated cash flows through December 1, 2024.

Net Investment Hedges - Foreign Currency Forwards
On April 29, 2022, we entered into two forward contracts with a fixed notional value of $200.0 million CAD and $155.9 million USD with a settlement date of October 1, 2024. The exchange rate of these forward contracts is approximately $1.28 CAD per USD.

On June 14, 2022, we entered into a forward contract with a fixed notional value of $90.0 million CAD and $69.2 million USD with a settlement date of December 2, 2024. The exchange rate of this forward contract is approximately $1.30 CAD per USD.

On April 29, 2022, we terminated two cross-currency swaps with a fixed notional value of $200.0 million CAD. These contracts were previously designated as net investment hedges. We paid $3.8 million in connection with the settlement of these CAD to USD cross-currency swap agreements.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2022.

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

EPR Properties

Dated:	August 2, 2022	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 2, 2022	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)