Form 10-Q
period 2022-09-30
EPR PROPERTIES
filed 2022-11-03
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

At November 2, 2022, there were 75,021,051 common shares outstanding.

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
•Uncertainties regarding the ultimate impact of a customer's pending bankruptcy proceeding on our existing leases with Regal theatre tenants;
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
i

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") filed with the Securities and Exchange Commission ("SEC") on February 23, 2022, as supplemented by Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,278,427 and $1,167,734 at September 30, 2022 and December 31, 2021, respectively	$4,769,717	$4,713,091
Land held for development	20,168	20,168
Property under development	56,347	42,362
Operating lease right-of-use assets	199,031	180,808
Mortgage notes and related accrued interest receivable	399,485	370,159
Investment in joint ventures	50,124	36,670
Cash and cash equivalents	160,838	288,822
Restricted cash	5,252	1,079
Accounts receivable	53,375	78,073
Other assets	78,422	69,918
Total assets	$5,792,759	$5,801,150
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$83,384	$73,462
Operating lease liabilities	237,254	218,795
Common dividends payable	21,411	18,896
Preferred dividends payable	6,033	6,034
Unearned rents and interest	79,943	61,559
Debt	2,808,587	2,804,365
Total liabilities	3,236,612	3,183,111
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,538,739 and 82,225,061 shares issued at September 30, 2022 and December 31, 2021, respectively	825	822
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at September 30, 2022 and December 31, 2021; liquidation preference of $134,822,900	54	54
3,447,381 Series E convertible shares issued at September 30, 2022 and December 31, 2021; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at September 30, 2022 and December 31, 2021; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,895,354	3,876,817
Treasury shares at cost: 7,520,030 and 7,416,746 common shares at September 30, 2022 and December 31, 2021, respectively	(269,744)	(264,817)
Accumulated other comprehensive income	1,097	9,955
Distributions in excess of net income	(1,071,533)	(1,004,886)
Total equity	$2,556,147	$2,618,039
Total liabilities and equity	$5,792,759	$5,801,150
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenue	$140,471	$123,040	$422,949	$341,537
Other income	11,360	8,091	30,626	9,802
Mortgage and other financing income	9,579	8,516	25,753	25,435
Total revenue	161,410	139,647	479,328	376,774
Property operating expense	14,707	13,815	42,238	43,806
Other expense	9,135	7,851	26,104	13,428
General and administrative expense	12,582	11,154	38,497	33,866
Transaction costs	148	2,132	3,540	3,342
Credit loss expense (benefit)	241	(14,096)	9,447	(19,677)
Impairment charges	—	2,711	4,351	2,711
Depreciation and amortization	41,539	42,612	122,349	123,476
Total operating expenses	78,352	66,179	246,526	200,952
Gain on sale of real estate	304	787	304	1,499
Income from operations	83,362	74,255	233,106	177,321
Costs associated with loan refinancing or payoff	—	4,741	—	4,982
Interest expense, net	32,747	36,584	99,296	114,090
Equity in (income) loss from joint ventures	(572)	418	(1,887)	3,000
Impairment charges on joint ventures	—	—	647	—
Income before income taxes	51,187	32,512	135,050	55,249
Income tax expense	388	395	1,150	1,200
Net income	50,799	32,117	133,900	54,049
Preferred dividend requirements	6,033	6,033	18,099	18,100
Net income available to common shareholders of EPR Properties	$44,766	$26,084	$115,801	$35,949
Net income available to common shareholders of EPR Properties per share:
Basic	$0.60	$0.35	$1.55	$0.48
Diluted	$0.60	$0.35	$1.54	$0.48
Shares used for computation (in thousands):
Basic	75,016	74,804	74,949	74,738
Diluted	75,183	74,911	75,102	74,819

Other comprehensive income:
Net income	$50,799	$32,117	$133,900	$54,049
Foreign currency translation adjustment	(21,697)	(5,169)	(24,015)	(195)
Change in net unrealized gain on derivatives	12,119	6,280	15,157	6,355
Comprehensive income attributable to EPR Properties	$41,221	$33,228	$125,042	$60,209

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	2,899	—	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,744)	—	—	(2,744)
Share-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Foreign currency translation adjustment	—	—	—	—	—	—	2,300	—	2,300
Change in unrealized gain on derivatives	—	—	—	—	—	—	462	—	462
Net income	—	—	—	—	—	—	—	3,380	3,380
Issuances of common shares	2,509	—	—	—	107	—	—	—	107
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(8)	(8)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2021	82,166,947	$821	14,841,431	$148	$3,864,422	$(263,982)	$2,978	$(969,654)	$2,634,733

Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Cancellations of nonvested shares	—	—	—	—	484	(484)	—	—	—
Share-based compensation expense	—	—	—	—	3,675	—	—	—	3,675
Foreign currency translation adjustment	—	—	—	—	—	—	2,674	—	2,674
Change in unrealized loss on derivatives	—	—	—	—	—	—	(387)	—	(387)
Net income	—	—	—	—	—	—	—	18,552	18,552
Issuances of common shares	1,826	—	—	—	90	—	—	—	90
Conversion of Series C Convertible Preferred shares to common shares	330	—	(800)	—	—	—	—	—	—
Stock option exercises, net	4,065	—	—	—	194	(194)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(10)	(10)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2021	82,216,474	$822	14,840,631	$148	$3,868,865	$(264,660)	$5,265	$(957,145)	$2,653,295

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2021	82,216,474	$822	14,840,631	$148	$3,868,865	$(264,660)	$5,265	$(957,145)	$2,653,295
Purchase of common shares for vesting	—	—	—	—	—	(19)	—	—	(19)
Share-based compensation expense	—	—	—	—	3,759	—	—	—	3,759
Foreign currency translation adjustment	—	—	—	—	—	—	(5,169)	—	(5,169)
Change in unrealized gain on derivatives	—	—	—	—	—	—	6,280	—	6,280
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	3,249	—	3,249
Net income	—	—	—	—	—	—	—	32,117	32,117
Issuances of common shares	3,051	—	—	—	153	—	—	—	153
Conversion of Series C Convertible Preferred shares to common shares	138	—	(334)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(47)	(47)
Dividends to common shareholders ($0.75 per share)	—	—	—	—	—	—	—	(56,104)	(56,104)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2021	82,219,663	$822	14,840,297	$148	$3,872,777	$(264,679)	$9,625	$(987,212)	$2,631,481

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	2,794	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,250)	—	—	(4,250)
Share-based compensation expense	—	—	—	—	4,245	—	—	—	4,245
Foreign currency translation adjustment	—	—	—	—	—	—	2,606	—	2,606
Change in unrealized loss on derivatives	—	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	—	42,192	42,192
Issuances of common shares	4,730	—	—	—	228	—	—	—	228
Stock option exercises, net	9,799	—	—	—	454	(458)	—	—	(4)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(136)	(136)
Dividends to common shareholders ($0.775 per share)	—	—	—	—	—	—	—	(58,099)	(58,099)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2022	82,485,670	$825	14,840,297	$148	$3,886,240	$(269,608)	$10,471	$(1,026,962)	$2,601,114

Restricted share units issued to Trustees	38,605	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,169	—	—	—	4,169
Foreign currency translation adjustment	—	—	—	—	—	—	(4,924)	—	(4,924)
Change in unrealized gain on derivatives	—	—	—	—	—	—	5,128	—	5,128
Net income	—	—	—	—	—	—	—	40,909	40,909
Issuances of common shares	5,587	—	—	—	275	—	—	—	275
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(188)	(188)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(61,873)	(61,873)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2022	82,529,862	$825	14,840,297	$148	$3,890,684	$(269,608)	$10,675	$(1,054,147)	$2,578,577

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par

Balance at June 30, 2022	82,529,862	$825	14,840,297	$148	$3,890,684	$(269,608)	$10,675	$(1,054,147)	$2,578,577
Share-based compensation expense	—	—	—	—	4,138	—	—	—	4,138
Foreign currency translation adjustment	—	—	—	—	—	—	(21,697)	—	(21,697)
Change in unrealized gain on derivatives	—	—	—	—	—	—	12,119	—	12,119
Net income	—	—	—	—	—	—	—	50,799	50,799
Issuances of common shares	6,117	—	—	—	296	—	—	—	296
Issuances of captive REIT preferred shares	—	—	—	—	107	—	—	—	107
Stock option exercises, net	2,760	—	—	—	129	(136)	—	—	(7)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(263)	(263)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(61,889)	(61,889)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2022	82,538,739	$825	14,840,297	$148	$3,895,354	$(269,744)	$1,097	$(1,071,533)	$2,556,147

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$133,900	$54,049
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	4,351	2,711
Impairment charges on joint ventures	647	—
Gain on sale of real estate	(304)	(1,499)
Gain on insurance recovery	(552)	(30)
Deferred income tax benefit	(37)	—
Costs associated with loan refinancing or payoff	—	4,982
Equity in (income) loss from joint ventures	(1,887)	3,000
Distributions from joint ventures	780	90
Credit loss expense (benefit)	9,447	(19,677)
Depreciation and amortization	122,349	123,476
Amortization of deferred financing costs	6,251	5,331
Amortization of above/below market leases and tenant allowances, net	(265)	(293)
Share-based compensation expense to management and Trustees	12,552	11,218
Change in assets and liabilities:
Operating lease assets and liabilities	237	(379)
Mortgage notes accrued interest receivable	76	11
Accounts receivable	26,162	35,644
Other assets	(1,090)	(1,924)
Accounts payable and accrued liabilities	23,762	5,511
Unearned rents and interest	13,296	14,203
Net cash provided by operating activities	349,675	236,424
Investing activities:
Acquisition of and investments in real estate and other assets	(174,113)	(33,203)
Proceeds from sale of real estate	9,995	30,821
Investment in unconsolidated joint ventures	(19,690)	(13,611)
Distributions from joint venture related to refinancing	6,695	—
Settlement of derivative	(3,830)	—
Investment in mortgage notes receivable	(37,706)	(7,670)
Proceeds from mortgage notes receivable paydowns	1,621	8,106
Investment in notes receivable	—	(4,379)
Proceeds from note receivable paydowns	582	7,124
Proceeds from insurance recovery, net	3,700	30
Additions to properties under development	(58,919)	(26,695)
Net cash used by investing activities	(271,665)	(39,477)
Financing activities:
Principal payments on debt	—	(1,013,765)
Deferred financing fees paid	(328)	(336)
Costs associated with loan refinancing or payoff (cash portion)	—	(3,258)
Net proceeds from issuance of common shares	576	308
Impact of stock option exercises, net	(11)	—
Issuances of captive REIT preferred shares	107	—
Purchase of common shares for treasury for vesting	(4,250)	(2,763)
Dividends paid to shareholders	(197,809)	(55,459)
Net cash used by financing activities	(201,715)	(1,075,273)
Effect of exchange rate changes on cash	(106)	(109)
Net change in cash and cash equivalents and restricted cash	(123,811)	(878,435)
Cash and cash equivalents and restricted cash at beginning of the period	289,901	1,028,010
Cash and cash equivalents and restricted cash at end of the period	$166,090	$149,575
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$288,822	$1,025,577
Restricted cash at beginning of the period	1,079	2,433
Cash and cash equivalents and restricted cash at beginning of the period	$289,901	$1,028,010

Cash and cash equivalents at end of the period	$160,838	$144,433
Restricted cash at end of the period	5,252	5,142
Cash and cash equivalents and restricted cash at end of the period	$166,090	$149,575

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$39,460	$87,620
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,751	$21,921
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$29,022	$22,126

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80,948	$107,456
Cash paid during the period for income taxes	$1,011	$1,193
Interest cost capitalized	$606	$1,341
Change in accrued capital expenditures	$(4,387)	$2,172
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 23, 2022.

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

The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2022 and December 31, 2021, the Company does not have any investments in consolidated VIEs.

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

As of September 30, 2022, the Company had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the public’s confidence in the health and safety measures implemented by the Company's tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company's tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. The COVID-19 pandemic has negatively affected the Company's business and could continue to have material adverse effects on the Company's financial condition, results of operations and cash flows. The Company considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the nine months ended September 30, 2022.

The following were impacts to the Company's financial statements and business during the nine months ended September 30, 2022 arising out of or relating to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group. On September 7, 2022, Cineworld Group filed for Chapter 11 bankruptcy protection. The Company has not yet received contractual rent or deferral payments from Regal for September 2022, but received payment of rent and deferral payments from Regal for October and November 2022.
•As of September 30, 2022, the Company has deferred amounts due from tenants of approximately $7.0 million that are booked as receivables. Additionally, as of September 30, 2022, the Company has amounts due from customers that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when received. During the nine months ended September 30, 2022, the Company collected $10.9 million in deferred rent and $1.1 million of deferred interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the nine months ended September 30, 2022, the Company collected $19.2 million of deferred rent and $0.4 million of deferred interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $32.6 million and $36.9 million as of September 30, 2022 and December 31, 2021, respectively, are shown as a reduction of debt. The deferred financing costs of $7.0 million and $8.7 million as of September 30, 2022 and December 31, 2021, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the nine months ended September 30, 2022, the Company recognized straight-line write-offs totaling $0.2 million. Straight-line rental revenue, net of write-offs, was $4.7 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, the Company recognized straight-line write-offs totaling $0.2 million. Straight-line rental revenue, net of write-offs, was $3.7 million for the nine months ended September 30, 2021.

The Company has agreed to defer rent for a substantial portion of its customers in response to the impact of the COVID-19 pandemic on their operations. On April 10, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. In reliance upon the

FASB Staff Q&A, the Company has not treated qualifying deferrals or rent concessions during the period affected by the COVID-19 pandemic as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or recognized when received as variable lease payments if collection is determined to not be probable. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the FASB Staff Q&A, are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations, which is recognized in the period to which the abatement relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2022 and 2021, the Company recognized $1.8 million and $2.8 million, respectively, in tenant reimbursements related to the gross up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2022 and 2021, the amounts due for non-lease components included in rental revenue totaled $13.2 million and $11.2 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $5.4 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the nine months ended September 30, 2022, the Company wrote-off approximately $1.5 million of accrued interest and fees receivables against interest income related to one mortgage note receivable and two notes receivable. There were no accrued interest write-offs for the nine months ended September 30, 2021. As of September 30, 2022, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. As of September 30, 2022, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 6 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific parameters have been met as provided by the mortgage agreement. There was no participating interest income for the nine months ended September 30, 2022 and 2021.

Concentrations of Risk
AMC, Topgolf USA (Topgolf) and Regal represented a significant portion of the Company's total revenue for the nine months ended September 30, 2022 and 2021. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 due to the impact of the COVID-19 pandemic. The Company had higher revenue from Regal during the nine months ended September 30, 2022 due to the payment of rent as well as the repayment of deferred rent due, both of which were recognized as rental revenue when received. As described above, on September 7, 2022, Cineworld Group, the parent entity of Regal, filed for Chapter 11 bankruptcy protection. The Company has not yet received contractual rent or deferral payments from Regal for September 2022, but received payment of contractual rent and deferral payments from Regal for October and November 2022. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC, Topgolf and Regal (dollars in thousands):

	Nine Months Ended September 30,
	2022		2021
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$71,017	14.8%	$71,000	18.8%
Topgolf	69,464	14.5%	63,445	16.8%
Regal	63,477	13.2%	23,301	6.2%

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

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years or four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.9 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future performance period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.0 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Share Options
Share options were granted to employees pursuant to the Long-Term Incentive Plan prior to 2022. The fair value of share options granted was estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $11 thousand and $13 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.7 million for both the nine months ended September 30, 2022 and 2021.

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority (FCA) announced that the USD LIBOR will no longer be published after June 30, 2023. At September 30, 2022, the Company had six agreements (including debt, interest rate swap, mortgage note and lease agreements) that are indexed to LIBOR. The Company has transitioned several existing contracts to a replacement index and continues to make progress transitioning the remaining contracts.

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Buildings and improvements	$4,664,228	$4,523,052
Furniture, fixtures & equipment	118,195	108,907
Land	1,238,734	1,222,149
Leasehold interests	26,987	26,717
	6,048,144	5,880,825
Accumulated depreciation	(1,278,427)	(1,167,734)
Total	$4,769,717	$4,713,091
Depreciation expense on real estate investments was $118.7 million and $119.2 million for the nine months ended September 30, 2022 and 2021, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the nine months ended September 30, 2022, the Company received an offer to sell a recently vacated property. As a result, the Company reassessed the expected holding period, and determined that the estimated cash flows were not sufficient to recover the carrying value of the property. The Company estimated the fair value of this property by taking into account the purchase offer. The Company reduced the carrying value of the real estate investment, net to $4.7 million. During the nine months ended September 30, 2022, the Company recognized an impairment charge of $4.4 million on the real estate investment, which is the amount that the carrying value of the asset exceeded the estimated fair value. This property was sold during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company also recognized $0.6 million in other-than-temporary impairments related to its equity investments in joint ventures in two theatre projects located in China. See Note 9 for further details on these impairments.

5. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2022 totaled $321.3 million, and included the acquisition of two fitness and wellness properties for approximately $63.5 million, the acquisition of two attraction properties located in Canada for approximately $142.8 million, spending on build-to-suit experiential development and redevelopment projects and the acquisition of interests in two joint ventures for approximately $50.6 million. See Note 9 for further details on these two joint ventures.

During the nine months ended September 30, 2022, the Company completed the sale of two vacant theatre properties and a land parcel for net proceeds of $9.9 million and recognized a combined gain on sale of $0.3 million.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward-looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan by loan basis. As of September 30, 2022, the Company did not anticipate any prepayments; therefore, the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

Investment in mortgage notes, including related accrued interest receivable, at September 30, 2022 and December 31, 2021 consists of the following (in thousands):

				Outstanding principal amount of mortgage	Carrying amount as of		Unfunded commitments
Description	Year of Origination	Interest Rate	Maturity Date		September 30, 2022	December 31, 2021	September 30, 2022
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	$29,206	$29,037	$28,243	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	10,905	10,937	10,940	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	9,090	9,187	9,159	—
Ski property Girdwood, Alaska	2019	8.13%	7/31/2032	72,000	71,563	45,877	10,000
Fitness & wellness property Omaha, Nebraska	2016	7.85%	6/30/2030	10,539	10,563	10,615	379
Experiential lodging property Nashville, Tennessee	2019	6.99%	9/30/2031	70,000	70,542	70,896	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	10,382	10,382	10,874	—
Experiential lodging property Breaux Bridge, LA	2022	7.25%	3/8/2034	11,305	11,373	—	—
Ski property West Dover and Wilmington, Vermont	2007	12.14%	12/1/2034	51,050	51,049	51,047	—
Four ski properties Ohio and Pennsylvania	2007	11.07%	12/1/2034	37,562	37,533	37,519	—
Ski property Chesterland, Ohio	2012	11.55%	12/1/2034	4,550	4,533	4,516	—
Ski property Hunter, New York	2016	8.88%	1/5/2036	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	17,505	17,505	17,639	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	18,068	18,066	18,198	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	10,292	10,069	10,277	—
Early childhood education center Lake Mary, Florida	2019	8.10%	5/9/2039	4,200	4,353	4,329	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	14,700	7,780	14,996	—
Early childhood education center Lithia, Florida	2017	8.58%	10/31/2039	3,959	4,013	4,034	—
				$406,313	$399,485	$370,159	$10,379

Investment in notes receivable, including related accrued interest receivable, was $3.5 million and $7.3 million at September 30, 2022 and December 31, 2021, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2022, the Company recorded an allowance for credit loss of $6.8 million related to one of its mortgage notes receivable secured by an eat & play investment and $3.1 million related to two notes receivable. Although foreclosure was not deemed probable and the principal balance of the mortgage note and notes receivable were not past due at September 30, 2022, based on delays in interest payments and the borrowers' declining financial condition, the Company determined the borrowers are experiencing financial difficulty. The repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, the Company, in each case, elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. The mortgage note is secured by the real estate assets of the borrower and the notes receivable are secured by the equipment and personal property of the borrowers. The collateral was appraised during the nine months ended September 30, 2022, which resulted in credit loss expense of $6.8 million for the mortgage note, $1.2 million for one of the notes receivable and $1.9 million for the other note receivable, representing a full reserve for the $1.9 million note receivable. Income from these borrowers is recognized on a cash basis. During the nine months ended September 30, 2022, the

Company wrote-off $1.5 million in accrued interest receivables and fees to "Mortgage and other financing income" in the accompanying consolidated statements of income related to the mortgage note and notes receivables.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor had the borrower declared bankruptcy, the Company determined that these modifications resulted in a troubled debt restructuring. At September 30, 2022, this note receivable was considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The note is secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of September 30, 2022 and the note remains fully reserved with an allowance for credit loss totaling $8.4 million, which represents the outstanding principal balance of the note as of September 30, 2022. Income for this borrower is recognized on a cash basis. During the nine months ended September 30, 2022, the Company received principal payments totaling $0.3 million and $1.2 million in cash basis interest payments on this note receivable.

At September 30, 2022, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $8.4 million, which is fully reserved in the allowance for credit losses at September 30, 2022.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2022 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2021	$2,124	$76	$8,686	$—	$10,886
Credit loss expense (benefit)	6,682	(12)	2,777	—	9,447
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at September 30, 2022	$8,806	$64	$11,463	$—	$20,333

7. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Receivable from tenants	$8,491	$37,417
Receivable from non-tenants	2,197	2,237
Straight-line rent receivable	42,687	38,419
Total	$53,375	$78,073

As of September 30, 2022, receivable from tenants includes payments of approximately $7.0 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

8. Capital Markets and Dividends

During the three and nine months ended September 30, 2022, the Company declared cash dividends totaling $0.825 and $2.425 per common share, respectively. Additionally, during the three and nine months ended September 30, 2022, the Board declared cash dividends of $0.359375 and $1.078125 per share, respectively, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares and cash dividends of $0.5625 and $1.6875 per share, respectively, on the Company's 9.00% Series E cumulative convertible preferred shares.

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

9. Unconsolidated Real Estate Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures as of September 30, 2022 and December 31, 2021 (in thousands):

				Investment as of		Income (Loss) for the Nine Months Ended
Property Type	Location	Ownership Interest		September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021
Experiential lodging	St. Pete Beach, FL	65%	(1)	$20,226	$25,894	$1,807	$(2,837)
Experiential lodging	Warrens, WI	95%	(2)	11,822	10,068	(92)	(170)
Experiential lodging	Breaux Bridge, LA	85%	(3)	18,076	—	233	—
Theatres	China	various	(4)	—	708	(61)	7
				$50,124	$36,670	$1,887	$(3,000)

(1) The Company has equity investments in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared. On May 18, 2022, the joint venture that holds the real estate refinanced its secured mortgage loan, the new terms of which are described below. In connection with this refinancing, during the nine months ended September 30, 2022, the Company received $6.7 million in distributions. In addition, the Company received $0.8 million in distributions from operations during the nine months ended September 30, 2022. No distributions were received during the nine months ended September 30, 2021. The Company's accounting policy is to classify the distribution on its consolidated statement of cash flows using the nature of the distribution approach based on facts and circumstances surrounding the distribution.

The joint venture that holds the real property has a secured mortgage loan of $105.0 million at September 30, 2022. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

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

The joint venture that holds the real property has a secured mortgage loan of $16.3 million at September 30, 2022 that provides for additional draws of approximately $8.3 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $9.5 million remaining to fund at September 30, 2022.

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

The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at September 30, 2022. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

(4) The Company has equity investments in unconsolidated joint ventures for three theatre projects located in China, with ownership interests ranging from 30% to 49%. During the nine months ended September 30, 2022, the Company recognized $0.6 million in other-than-temporary impairment charges related to these equity investments. The Company determined these investments had no fair value based primarily on discounted cash flow projections. The Company received distributions of $90 thousand from its investment in these joint ventures for the nine months ended September 30, 2021. No distributions were received during the nine months ended September 30, 2022.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $14.1 million at September 30, 2022 and no derivative assets at December 31, 2021. The Company had derivative liabilities of $4.9 million at December 31, 2021 and no derivative liabilities at September 30, 2022. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2022 or December 31, 2021. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

At September 30, 2022, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk related to its variable rate secured bonds totaling $25.0 million. The interest rate swap agreement outstanding as of September 30, 2022 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2022, the Company estimates that during the twelve months ending September 30, 2023, $0.7 million of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of September 30, 2022, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2022, the Company estimates that during the twelve months ending September 30, 2023, $1.1 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2022, the Company had the following foreign currency forwards designated as net investment hedges:

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.28 CAD per USD	$200.0	October 1, 2024
$1.30 CAD per USD	90.0	December 2, 2024
Total	$290.0

The Company previously also used CAD to USD cross-currency swaps that were designated as net investment hedges. The cross-currency swaps included a monthly settlement feature to lock in an exchange rate of CAD to USD. On April 29, 2022, the Company terminated its CAD to USD cross-currency swaps in conjunction with entering into new agreements. The Company paid $3.8 million in connection with the settlement of the CAD to USD cross-currency swap agreements, which continues to be reported in AOCI until the net investment is sold or liquidated.

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2022 and 2021.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2022	2021	2022	2021
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$527	$(3,338)	$1,577	$(3,209)
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	55	(4,962)	(58)	(9,074)
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	2,072	143	2,245	(71)
Amount of Income (Expense) Reclassified from AOCI into Earnings (2)	128	(57)	29	(205)
Net Investment Hedges
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	—	4,456	665	356
Amount of Income Recognized in Earnings (2) (3)	—	97	170	270
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	9,703	—	10,641	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$12,302	$1,261	$15,128	$(2,924)
Amount of Income (Expense) Reclassified from AOCI into Earnings	183	(5,019)	(29)	(9,279)
Amount of Income Recognized in Earnings	—	97	170	270

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$32,747	$36,584	$99,296	$114,090
Other income in accompanying consolidated statements of income and comprehensive income	$11,360	$8,091	$30,626	$9,802
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021.
(3) Amounts represent derivative gains excluded from the effectiveness testing.

Credit-risk-related Contingent Features
The Company has an agreement with its interest rate derivative counterparty that contains a provision where if the Company defaults on any of its obligations for borrowed money or credit in an amount exceeding $50.0 million and such default is not waived or cured within a specified period of time, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative agreements.

As of September 30, 2022, the Company had no derivatives in a liability position related to these derivative agreements. As of September 30, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
September 30, 2022 and December 31, 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2022
Cross-Currency Swaps (1)	$—	$2,118	$—	$2,118
Currency Forward Agreements (1)	—	10,641	—	10,641
Interest Rate Swap Agreements (1)	—	1,374	—	1,374
December 31, 2021
Cross-Currency Swaps (2)	$—	$(4,626)	$—	$(4,626)
Interest Rate Swap Agreements (2)	—	(262)	—	(262)
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of September 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2022 and December 31, 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2022
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

As further discussed in Note 4, during the nine months ended September 30, 2022, the Company recorded an impairment charge of $4.4 million related to real estate investments, net on one of its properties. Additionally, during the year ended December 31, 2021, the Company recorded impairment charges of $2.7 million related to real estate investments, net on two of its properties. Management estimated the fair values of these investments taking into account various factors including purchase offers, shortened hold periods and market conditions. The Company determined, based on the inputs, that the valuation of these properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value.

As further discussed in Note 6, during the nine months ended September 30, 2022, the Company recorded an allowance for credit losses of $6.8 million related to one mortgage note and $1.2 million related to one note receivable, as a result of recent changes in the borrower's financial status. Management valued the mortgage note and note receivable based on the fair value of the underlying collateral determined using independent appraisals which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents of approximately $20 per square foot and a discount rate of 6.75%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable. Additionally, during the nine months ended September 30, 2022, the Company recorded an allowance for credit losses totaling $1.9 million related to one note receivable to fully reserve the outstanding principal balance of $1.9 million, as a result of recent changes in the borrower's financial status. Management valued the note receivable based on the fair value of the underlying collateral which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower, and was classified within Level 3 of the fair value hierarchy.

Additionally, as further discussed in Note 9, during the nine months ended September 30, 2022, the Company recorded impairment charges of $0.6 million related to its investment in joint ventures. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2022 and December 31, 2021:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2022, the Company had a carrying value of $399.5 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.96%. The fixed rate mortgage notes bear interest at rates of 6.99% to 12.14%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.25% to 9.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $436.6 million with an estimated weighted average market rate of 7.79% at September 30, 2022.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2022, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average interest rate of approximately 3.27%. The carrying value of the variable rate debt outstanding approximated the fair value at September 30, 2022.

At December 31, 2021, the Company had a carrying value of $25.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 0.15%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2021.

At both September 30, 2022 and December 31, 2021, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 10 for additional information related to the Company's interest rate swap agreement.

At September 30, 2022, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using September 30, 2022 market rates of 7.29% to 8.14%, management estimates the fair value of the fixed rate debt to be approximately $2.37 billion with an estimated weighted average market rate of 7.97% at September 30, 2022.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands except per share information):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$50,799			$133,900
Less: preferred dividend requirements	(6,033)			(18,099)
Net income available to common shareholders	$44,766	75,016	$0.60	$115,801	74,949	$1.55
Diluted EPS:
Net income available to common shareholders	$44,766	75,016		$115,801	74,949
Effect of dilutive securities:
Share options and performance shares	—	167		—	153
Net income available to common shareholders	$44,766	75,183	$0.60	$115,801	75,102	$1.54

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$32,117			$54,049
Less: preferred dividend requirements	(6,033)			(18,100)
Net income available to common shareholders	$26,084	74,804	$0.35	$35,949	74,738	$0.48
Diluted EPS:
Net income available to common shareholders	$26,084	74,804		$35,949	74,738
Effect of dilutive securities:
Share options and performance shares	—	107		—	81
Net income available to common shareholders	$26,084	74,911	$0.35	$35,949	74,819	$0.48

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

The following shares have been excluded from the calculation of diluted earnings per share, either because they are anti-dilutive or, in the case of contingently issuable performance shares, are not probable:
•The additional 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2022 and 2021.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2022 and 2021.
•Outstanding options to purchase 95 thousand and 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and nine months ended September 30, 2022, respectively.
•Outstanding options to purchase 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for both the three and nine months ended September 30, 2021.
•The effect of 99 thousand contingently issuable performance shares granted during 2022 for both the three and nine months ended September 30, 2022.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for both the three and nine months ended September 30, 2022 and 2021.

13. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At September 30, 2022, there were 1,983,595 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79
Exercised	(12,559)	44.62	—	47.15	46.43
Outstanding at September 30, 2022	96,112	$44.44	—	$76.63	$58.15

The weighted average fair value of options granted was $20.34 during the nine months ended September 30, 2021. No options were granted during the nine months ended September 30, 2022. The intrinsic value of share options exercised was $62 thousand and $7 thousand for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes outstanding and exercisable options at September 30, 2022:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$44.44 - 49.99	8,750	5.9			7,372	1.9
50.00 - 59.99	31,008	1.8			31,008	1.8
60.00 - 69.99	52,198	3.8			50,754	3.1
70.00 - 76.63	4,156	5.3			3,671	5.2
	96,112	3.4	$58.15	$—	92,805	2.6	$58.10	$—

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	478,554	$56.57
Granted	243,286	46.65
Vested	(215,727)	59.94
Forfeited	(2,176)	46.98
Outstanding at September 30, 2022	503,937	$50.38	1.11
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $10.2 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, unamortized share-based compensation expense related to nonvested shares was $11.4 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2021	158,776
Granted	98,610
Outstanding at September 30, 2022	257,386

The number of common shares issuable upon settlement of the performance shares granted during the nine months ended September 30, 2022, 2021 and 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2024, 2023 and 2022, respectively: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.0 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2024, 2023 and 2022 for performance shares granted in 2022, 2021 and 2020, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the nine months ended September 30, 2022: risk-free interest rate of 1.7%, volatility factors in the expected market price of the Company's common shares of 71% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2022, achievement of the performance condition was deemed probable for the performance shares granted during the nine months ended September 30, 2022 and 2021 with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million for each period. Achievement of the minimum performance condition for the performance shares granted during the nine months ended September 30, 2020 was deemed not probable at September 30, 2022, resulting in no expected payout.

At September 30, 2022, unamortized share-based compensation expense related to nonvested performance shares was $10.2 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the nine months ended September 30, 2022 and 2021, the Company accrued dividend equivalents expected to be paid on earned awards of $587 thousand and $65 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	43,306	$49.15
Granted	41,399	50.49
Vested	(46,100)	49.00
Outstanding at September 30, 2022	38,605	$50.77	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. At September 30, 2022, unamortized share-based compensation expense related to restricted share units was $1.3 million.

14. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2022 and December 31, 2021, the Company was lessee in 52 and 51 operating ground leases, respectively. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of September 30, 2022, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2022	2021	2022	2021
Operating leases	Rental revenue	$134,316	$117,408	$405,062	$325,429
Sublease income - operating ground leases	Rental revenue	6,155	5,632	$17,887	$16,108

Lease costs
Operating ground lease cost	Property operating expense	$6,602	$5,827	$18,707	$17,051
Operating office lease cost	General and administrative expense	226	226	678	678

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,122,466	$493,550	$176,743	$5,792,759

	As of December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,995,241	$505,086	$300,823	$5,801,150

Operating Data:
	Three Months Ended September 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$130,588	$9,883	$—	$140,471
Other income	11,200	—	160	11,360
Mortgage and other financing income	9,353	226	—	9,579
Total revenue	151,141	10,109	160	161,410

Property operating expense	14,707	—	—	14,707
Other expense	9,135	—	—	9,135
Total investment expenses	23,842	—	—	23,842
Net operating income - before unallocated items	127,299	10,109	160	137,568

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(12,582)
Transaction costs				(148)
Credit loss expense				(241)
Depreciation and amortization				(41,539)
Gain on sale of real estate				304
Interest expense, net				(32,747)
Equity in income from joint ventures				572
Income tax expense				(388)
Net income				50,799
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$44,766

Operating Data:
	Three Months Ended September 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$113,589	$9,451	$—	$123,040
Other income	8,052	—	39	8,091
Mortgage and other financing income	8,283	233	—	8,516
Total revenue	129,924	9,684	39	139,647

Property operating expense	13,572	16	227	13,815
Other expense	7,851	—	—	7,851
Total investment expenses	21,423	16	227	21,666
Net operating income - before unallocated items	108,501	9,668	(188)	117,981

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(11,154)
Transaction costs				(2,132)
Credit loss benefit				14,096
Impairment charges				(2,711)
Depreciation and amortization				(42,612)
Gain on sale of real estate				787
Costs associated with loan refinancing or payoff				(4,741)
Interest expense, net				(36,584)
Equity in loss from joint ventures				(418)
Income tax expense				(395)
Net income				32,117
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$26,084

Operating Data:
	Nine Months Ended September 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$392,622	$30,327	$—	$422,949
Other income	28,095	—	2,531	30,626
Mortgage and other financing income	25,069	684	—	25,753
Total revenue	445,786	31,011	2,531	479,328

Property operating expense	41,758	(7)	487	42,238
Other expense	26,104	—	—	26,104
Total investment expenses	67,862	(7)	487	68,342
Net operating income - before unallocated items	377,924	31,018	2,044	410,986

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(38,497)
Transaction costs				(3,540)
Credit loss expense				(9,447)
Impairment charges				(4,351)
Depreciation and amortization				(122,349)
Gain on sale of real estate				304
Interest expense, net				(99,296)
Equity in income from joint ventures				1,887
Impairment charges on joint ventures				(647)
Income tax expense				(1,150)
Net income				133,900
Preferred dividend requirements				(18,099)
Net income available to common shareholders of EPR Properties				$115,801

Operating Data:
	Nine Months Ended September 30, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$313,424	$28,113	$—	$341,537
Other income	9,442	—	360	9,802
Mortgage and other financing income	24,663	772	—	25,435
Total revenue	347,529	28,885	360	376,774

Property operating expense	42,985	113	708	43,806
Other expense	13,428	—	—	13,428
Total investment expenses	56,413	113	708	57,234
Net operating income - before unallocated items	291,116	28,772	(348)	319,540

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(33,866)
Transaction costs				(3,342)
Credit loss benefit				19,677
Impairment charges				(2,711)
Depreciation and amortization				(123,476)
Gain on sale of real estate				1,499
Costs associated with loan refinancing or payoff				(4,982)
Interest expense, net				(114,090)
Equity in loss from joint ventures				(3,000)
Income tax expense				(1,200)
Net income				54,049
Preferred dividend requirements				(18,100)
Net income available to common shareholders of EPR Properties				$35,949

16. Other Commitments and Contingencies

As of September 30, 2022, the Company had 17 development projects with commitments to fund an aggregate of approximately $161.6 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2022, the Company had two mortgage notes with commitments totaling approximately $10.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2022, the Company had three surety bonds outstanding totaling $3.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our 2021 Annual Report, as supplemented by Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. In the near term, we intend to be more selective in making investments and acquisitions in light of the current uncertain economic environment and the increasing costs of capital. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our 2021 Annual Report, as supplemented by Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

As of September 30, 2022, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.3 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.6 billion at September 30, 2022. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2022 and December 31, 2021. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2022, our Experiential investments comprised $6.0 billion, or 91%, and our Education investments comprised $0.6 billion, or 9%, of our total investments.

As of September 30, 2022, our Experiential segment (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•173 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•22 attraction properties;
•11 ski properties;
•six experiential lodging properties;
•nine fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of September 30, 2022, our owned Experiential real estate portfolio consisted of approximately 20.1 million square feet, which was 97% leased and included $56.3 million in property under development and $20.2 million in undeveloped land inventory.

As of September 30, 2022, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of September 30, 2022, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased.

The combined owned portfolio consisted of 21.5 million square feet and was 97% leased.

COVID-19 Update
We continue to be subject to risks and uncertainties resulting from the COVID-19 pandemic. The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets beginning in 2020. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties, given that such properties involve congregate social activity and discretionary consumer spending. Although many of these health and safety measures have been lifted, the extent of the impact of the COVID-19 pandemic on our business still remains highly uncertain and difficult to predict.

As of September 30, 2022, we had no properties closed due to COVID-19 restrictions. The continuing impact of the COVID-19 pandemic on our business will depend on several factors, including, but not limited to, the scope, severity and duration or any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution and efficacy of vaccines and therapeutics, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides and, in many cases, service elevated levels of debt resulting from the pandemic, all of which are uncertain and cannot be predicted. The COVID-19 pandemic has negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the nine months ended September 30, 2022.

The following were impacts to our financial statements during the nine months ended September 30, 2022 arising out of or relating to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group. As further described below, on September 7, 2022, Cineworld Group filed for Chapter 11 bankruptcy protection. We have not yet received contractual rent or deferral payments from Regal for September 2022, but received payment of rent and deferral payments from Regal for October and November 2022.
•As of September 30, 2022, we have deferred amounts due from tenants of approximately $7.0 million that are booked as receivables. Additionally, as of September 30, 2022, we have amounts due from customers that were not booked as receivables totaling approximately $123.0 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. During the nine months ended September 30, 2022, we collected $10.9 million in deferred rent and $1.1 million of deferred interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the nine months ended September 30, 2022, we collected $19.2 million of deferred rent and $0.4 million of deferred interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

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

Negative Economic Environment
REITS are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, increasing cost of capital, high inflation and other risks and uncertainties associated with a recessionary environment. Our business has been more acutely affected by these risks and uncertainties because one of our major theatre tenants has recently filed for bankruptcy protection, as discussed further below. Although we intend to continue making future investments, we expect that our levels of investment spending will be reduced in the near term due to elevated costs of capital, and that these investments will be funded primarily from cash from operations and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital returns to historical levels, which may depend, in part, upon the ultimate outcome of our tenant's bankruptcy proceedings.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Total revenue	$161.4	$139.6	16%	$479.3	$376.8	27%
Net income available to common shareholders per diluted share	$0.60	$0.35	71%	$1.54	$0.48	221%
FFOAA per diluted share	$1.16	$0.86	35%	$3.44	$2.01	71%

The major factors impacting our results for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021 were as follows:
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
•The decrease in interest expense due to the repayment of our unsecured term loan facility and revolving credit facility as well as exiting the covenant relief period in July of 2021 which had caused higher interest rates on certain debt;
•The decrease in costs associated with loan refinancing or payoff;
•Improved earnings from investments in joint ventures; and
•The increase in general and administrative expense and credit loss expense.

For further detail on items impacting our operating results, see the section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2021 Annual Report. For the nine months ended September 30, 2022, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2022 and 2021 totaled $321.3 million and $107.9 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2022
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$622	$5	$617	$—	$—	$—
Eat & Play	17,412	16,787	625	—	—	—
Attractions	144,324	—	1,559	142,765	—	—
Ski	26,400	—	—	—	26,400	—
Experiential Lodging	68,722	4,354	—	—	11,305	53,063
Fitness & Wellness	63,760	43,557	345	19,858	—	—
Cultural	23	—	23	—	—	—
Total Experiential	321,263	64,703	3,169	162,623	37,705	53,063

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$321,263	$64,703	$3,169	$162,623	$37,705	$53,063

Nine Months Ended September 30, 2021
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$4,190	$3,785	$405	$—	$—	$—
Eat & Play	36,414	9,347	315	26,752	—	—
Attractions	46	—	46	—	—	—
Ski	5,546	—	—	—	5,546	—
Experiential Lodging	55,193	16,300	11,070	—	—	27,823
Fitness & Wellness	4,394	—	15	—	4,379	—
Cultural	2,124	—	—	—	2,124	—
Total Experiential	107,907	29,432	11,851	26,752	12,049	27,823

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$107,907	$29,432	$11,851	$26,752	$12,049	$27,823

The above amounts include $0.6 million and $1.3 million in capitalized interest for the nine months ended September 30, 2022 and 2021, respectively, and $0.3 million in capitalized other general and administrative direct project costs for both the nine months ended September 30, 2022 and 2021. Excluded from the table above is approximately $1.8 million and $2.8 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2022 and 2021, respectively.

Impairment Charges
During the nine months ended September 30, 2022, we received an offer to purchase a recently vacated property. As a result, we reassessed the expected holding period of the property and determined that the estimated cash flows were not sufficient to recover the carrying value of the property. Accordingly, we recognized an impairment charge of $4.4 million on the real estate investment of this property. This property was sold during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we recognized other-than-temporary impairment charges of $0.6 million on our equity investments in two theatre projects located in China. See Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to these impairments.

Dispositions
During the nine months ended September 30, 2022, we completed the sale of two vacant theatre properties and a land parcel for net proceeds totaling $9.9 million. In connection with these sales, we recognized a combined gain on sale of $0.3 million.

Mortgage Note and Notes Receivable Updates
During the nine months ended September 30, 2022, we recorded an allowance for credit loss of $6.8 million related to one of our mortgage notes receivable secured by an eat & play investment and $3.1 million related to two notes receivable. Although foreclosure was not deemed probable and the principal balance of the mortgage note and notes receivable were not past due at September 30, 2022, based on delays in interest payments and each borrower's declining financial condition, we determined the borrowers are experiencing financial difficulty. The repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, we elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. During the nine months ended September 30, 2022, we wrote-off $1.5 million in accrued interest receivables and fees to mortgage and other financing income related to the mortgage note and notes receivables. See Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Regal Update
Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, “Regal”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) on September 7, 2022. Regal leases 57 theatres from us pursuant to two master leases and 28 single property leases (the “Regal Leases”). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022. Regal resumed payment of rent and deferral payments for all Regal Leases in October and November 2022. However, there can be no assurance that subsequent payments will be made in a timely and complete manner. Regal is entitled to certain rights under the Code regarding the assumption or rejection of the Regal Leases and we are currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for these properties. There can be no assurance that these negotiations will be successful and which Regal leases, if any, will be assumed under the Code.

At September 30, 2022, Regal owed us approximately $91.9 million pursuant to a Promissory Note for rent deferred during the COVID-19 pandemic and approximately $7.2 million for September 2022 rent, of which $1.4 million represents pre-petition rent and $5.8 million represents post-petition rent under the Code. Because revenue derived from Regal is recognized on a cash-basis, all receivables from Regal are not reflected as assets in our financial statements. Substantially all of our claims under the Promissory Note are unsecured and subject to the provisions of the Code, including those provisions regarding assumption and rejection of leases. Regal has substantial secured debt which is senior to the Promissory Note, as well as other unsecured debt. As a result, there is significant uncertainty regarding the collection of the amounts due under the Promissory Note.

Results of Operations

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Minimum rent (1)	$131,642	$114,375	$17,267	$396,834	$315,665	$81,169
Percentage rent (2)	1,453	3,149	(1,696)	5,415	7,195	(1,780)
Straight-line rent (3)	2,374	981	1,393	4,702	3,690	1,012
Tenant reimbursements	4,652	4,187	465	15,001	14,009	992
Other rental revenue	350	348	2	997	978	19
Total Rental Revenue	$140,471	$123,040	$17,431	$422,949	$341,537	$81,412

Other income (4)	11,360	8,091	3,269	30,626	9,802	20,824
Mortgage and other financing income (5)	9,579	8,516	1,063	25,753	25,435	318
Total revenue	$161,410	$139,647	$21,763	$479,328	$376,774	$102,554

(1) For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the increase in minimum rent resulted primarily from an increase of $13.5 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $5.1 million related to property acquisitions and developments completed in 2022 and 2021. This was partially offset by a decrease in rental revenue of $1.3 million from property dispositions.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the increase in minimum rent resulted primarily from an increase of $75.6 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $9.8 million related to property acquisitions and developments completed in 2022 and 2021. This was partially offset by a decrease in rental revenue of $4.2 million from property dispositions.

During the three months ended September 30, 2022, we renewed three lease agreements on approximately 127 thousand square feet and funded or agreed to fund an average of $55.05 per square foot in tenant improvements. We experienced an increase of 7.5% in rental rates and paid no leasing commissions with respect to these lease renewals.

During the nine months ended September 30, 2022, we renewed four lease agreements on approximately 206 thousand square feet and funded or agreed to fund an average of $33.87 per square foot in tenant improvements. We experienced a decrease of 2.2% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The decrease in percentage rent (amounts above base rent) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due primarily to lower percentage rent recognized from one early childhood education center tenant due to the restructured lease having higher base rents in 2022. For the three months ended September 30, 2022, this decrease was partially offset by higher percentage rent recognized from our golf entertainment tenant. For the nine months ended September 30, 2022, this decrease was partially offset by higher percentage rent recognized from our gaming and golf entertainment tenants and one ski property tenant.

(3) The increase in straight-line rent for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due primarily to property acquisitions and developments completed in 2022 and 2021.

(4) The increase in other income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 related primarily to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic. Additionally, during the three and nine months ended September 30, 2022 the increase in other income was the result of increased operating income from two theatre properties.

(5) The increase in mortgage and other financing income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 related to interest payments received from a cash basis borrower, as well as income from additional investments made on an existing mortgage. This was offset by less interest income from a borrower that was moved to cash basis during the nine months ended September 30, 2022.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Property operating expense	$14,707	$13,815	$892	$42,238	$43,806	$(1,568)
Other expense (1)	9,135	7,851	1,284	26,104	13,428	12,676
General and administrative expense (2)	12,582	11,154	1,428	38,497	33,866	4,631
Transaction costs (3)	148	2,132	(1,984)	3,540	3,342	198
Credit loss expense (benefit) (4)	241	(14,096)	14,337	9,447	(19,677)	29,124
Impairment charges (5)	—	2,711	(2,711)	4,351	2,711	1,640
Depreciation and amortization	41,539	42,612	(1,073)	122,349	123,476	(1,127)
Gain on sale of real estate	304	787	(483)	304	1,499	(1,195)
Costs associated with loan refinancing or payoff (6)	—	4,741	(4,741)	—	4,982	(4,982)
Interest expense, net (7)	32,747	36,584	(3,837)	99,296	114,090	(14,794)
Equity in (income) loss from joint ventures (8)	(572)	418	(990)	(1,887)	3,000	(4,887)
Impairment charges on joint ventures	—	—	—	647	—	647
Income tax expense	388	395	(7)	1,150	1,200	(50)
Preferred dividend requirements	6,033	6,033	—	18,099	18,100	(1)
(1) The increase in other expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 related primarily to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as increases in operating expenses from two theatre properties.
(2) The increase in general and administrative expense for the three and nine months ended September 30, 2022 related primarily to an increase in payroll and benefit costs as well as an increase in travel expenses and professional fees.
(3) The decrease in transaction costs during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due primarily to fewer terminated transactions.

(4) During the three and nine months ended September 30, 2021, credit loss benefit was primarily due to repayments of $6.8 million from a borrower on a previously fully-reserved note receivable and the release from an additional $8.5 million in funding commitments. During the nine months ended September 30, 2022, we recognized credit loss expense of $6.8 million related to one mortgage note receivable and $3.1 million related to two notes receivable. The remaining change in credit loss expense (benefit) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to the results of the credit loss model that was impacted by the expected timing of the economic recovery from the impacts of the COVID-19 pandemic.

(5) Impairment charges recognized during the nine months ended September 30, 2022 related to a vacant property that we determined the cash flows were not sufficient to recover the carrying value. This property was sold during the nine months ended September 30, 2022. Impairment charges recognized during the three and nine months ended September 30, 2021 related to two vacant properties that we determined the cash flows were not sufficient to recover the carrying value.
(6) Costs associated with loan refinancing or payoff for the three and nine months ended September 30, 2021 related to the pay-off of our unsecured term loan facility and the termination of related interest rate swaps.
(7) The decrease in interest expense, net for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, resulted primarily from a decrease in average borrowings and a decrease in the weighted average interest rate on outstanding debt.
(8) The increase in equity in (income) loss from joint ventures for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 related primarily to more income recognized at two experiential lodging properties located in St. Petersburg, Florida as well as income recognized at our experiential lodging property located in Breaux Bridge, Louisiana, which was acquired in May 2022.

Liquidity and Capital Resources

Cash and cash equivalents were $160.8 million at September 30, 2022. In addition, we had restricted cash of $5.3 million at September 30, 2022. Of the restricted cash at September 30, 2022, $3.0 million related to cash held for our tenants' off-season rent reserves and $2.3 million related to escrow deposits required for property management agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At September 30, 2022, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At September 30, 2022, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At September 30, 2022, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of LIBOR plus 1.20% (based on our unsecured debt ratings and with a LIBOR floor of zero), which was 4.34% at September 30, 2022. Additionally, the facility fee on the revolving credit facility is 0.25%.

At September 30, 2022, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At September 30, 2022, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

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

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at September 30, 2022.

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions. As discussed above, we intend to fund our investments in the near term primarily from cash from operations and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice, due to our current elevated cost of capital.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$349,675	$236,424
Net cash used by investing activities	(271,665)	(39,477)
Net cash used by financing activities	(201,715)	(1,075,273)

As previously disclosed, we have agreed to rent and mortgage payment deferral arrangements with most of our customers as a result of the COVID-19 pandemic. Under these deferral arrangements, our customers are required to resume rent and mortgage payments at negotiated times, and begin repaying deferred amount under negotiated schedules. In addition, the continuing impact of the COVID-19 pandemic may result in further extensions or adjustments for our customers, which we cannot predict at this time. As described further above, we are also currently in negotiations with Regal regarding our theatre properties that Regal will continue to operate and the terms and conditions of leases for these properties in connection with Regal's pending bankruptcy proceedings, and there can be no assurance as to the ultimate outcome of these negotiations.

Commitments
As of September 30, 2022, we had 17 development projects with commitments to fund an aggregate of approximately $161.6 million, of which approximately $14.6 million is expected to be funded in 2022. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2022, we had two mortgage notes with commitments totaling approximately $10.4 million, of which $3.3 million is expected to be funded in 2022. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2022, we had three surety bonds outstanding totaling $3.3 million.

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

Long-term liquidity requirements consist primarily of debt maturities. We have no scheduled debt payments due until 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the continuing economic uncertainty caused by the COVID-19 pandemic and the impact of current economic and other conditions on financing costs.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives or proceeds from asset dispositions. The availability and terms of any such financing or sales will depend upon market and other conditions. We are currently experiencing an elevated cost of capital due to current economic and other conditions. As a result, in the near term, we expect our investment spending will be reduced and funded primarily from cash from operations and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. Our net debt to adjusted EBITDAre ratio was 5.2x and our net debt to gross assets ratio was 39% as of September 30, 2022 (see "Non-GAAP Financial Measures" for calculation).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, transaction costs, severance expense, preferred share redemption costs, impairment of operating lease right-of-use assets and credit loss expense (benefit) and subtracting gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2022 and 2021 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO:
Net income available to common shareholders of EPR Properties	$44,766	$26,084	$115,801	$35,949
Gain on sale of real estate	(304)	(787)	(304)	(1,499)
Impairment of real estate investments, net	—	2,711	4,351	2,711
Real estate depreciation and amortization	41,331	42,415	121,721	122,856
Allocated share of joint venture depreciation	2,093	966	5,576	1,779
Impairment charges on joint ventures	—	—	647	—
FFO available to common shareholders of EPR Properties	$87,886	$71,389	$247,792	$161,796

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO available to common shareholders of EPR Properties	$87,886	$71,389	$247,792	$161,796
Add: Preferred dividends for Series C preferred shares	1,938	—	5,814	—
Add: Preferred dividends for Series E preferred shares	1,939	—	5,817	—
Diluted FFO available to common shareholders of EPR Properties	$91,763	$71,389	$259,423	$161,796

FFOAA:
FFO available to common shareholders of EPR Properties	$87,886	$71,389	$247,792	$161,796
Costs associated with loan refinancing or payoff	—	4,741	—	4,982
Transaction costs	148	2,132	3,540	3,342
Credit loss expense (benefit)	241	(14,096)	9,447	(19,677)
Gain on insurance recovery (included in other income)	—	—	(552)	(30)
Deferred income tax benefit	(37)	—	(37)	—
FFOAA available to common shareholders of EPR Properties	$88,238	$64,166	$260,190	$150,413

FFOAA available to common shareholders of EPR Properties	$88,238	$64,166	$260,190	$150,413
Add: Preferred dividends for Series C preferred shares	1,938	—	5,814	—
Add: Preferred dividends for Series E preferred shares	1,939	—	5,817	—
Diluted FFOAA available to common shareholders of EPR Properties	$92,115	$64,166	$271,821	$150,413

AFFO:
FFOAA available to common shareholders of EPR Properties	$88,238	$64,166	$260,190	$150,413
Non-real estate depreciation and amortization	208	197	628	620
Deferred financing fees amortization	2,090	2,210	6,251	5,331
Share-based compensation expense to management and trustees	4,138	3,759	12,552	11,218
Amortization of above and below market leases, net and tenant allowances	(89)	(98)	(265)	(293)
Maintenance capital expenditures (1)	(386)	(690)	(1,871)	(2,913)
Straight-lined rental revenue	(2,374)	(981)	(4,702)	(3,690)
Straight-lined ground sublease expense	602	98	1,111	293
Non-cash portion of mortgage and other financing income	(119)	55	(353)	(332)
AFFO available to common shareholders of EPR Properties	$92,308	$68,716	$273,541	$160,647

AFFO available to common shareholders of EPR Properties	$92,308	$68,716	$273,541	$160,647
Add: Preferred dividends for Series C preferred shares	1,938	—	5,814	—
Add: Preferred dividends for Series E preferred shares	1,939	—	5,817
Diluted AFFO available to common shareholders of EPR Properties	$96,185	$68,716	$285,172	$160,647

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO per common share:
Basic	$1.17	$0.95	$3.31	$2.16
Diluted	1.16	0.95	3.28	2.16
FFOAA per common share:
Basic	$1.18	$0.86	$3.47	$2.01
Diluted	1.16	0.86	3.44	2.01
Shares used for computation (in thousands):
Basic	75,016	74,804	74,949	74,738
Diluted	75,183	74,911	75,102	74,819

Weighted average shares outstanding-diluted EPS	75,183	74,911	75,102	74,819
Effect of dilutive Series C preferred shares	2,250	—	2,245	—
Effect of dilutive Series E preferred shares	1,664	—	1,664	—
Adjusted weighted average shares outstanding-diluted Series C and Series E	79,097	74,911	79,011	74,819

Other financial information:
Dividends per common share	$0.8250	$0.7500	$2.4250	$0.7500

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for the three and nine months ended September 30, 2021, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO, FFOAA and AFFO per share because the effect is anti-dilutive. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and nine months ended September 30, 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO, FFOAA and AFFO per share.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	September 30,
	2022	2021
Net Debt:
Debt	$2,808,587	$2,684,063
Deferred financing costs, net	32,642	32,166
Cash and cash equivalents	(160,838)	(144,433)
Net Debt	$2,680,391	$2,571,796

Gross Assets:
Total Assets	$5,792,759	$5,721,157
Accumulated depreciation	1,278,427	1,142,513
Cash and cash equivalents	(160,838)	(144,433)
Gross Assets	$6,910,348	$6,719,237

Net Debt to Gross Assets Ratio	39%	38%

	Three Months Ended September 30,
	2022	2021
EBITDAre and Adjusted EBITDAre:
Net income	$50,799	$32,117
Interest expense, net	32,747	36,584
Income tax expense	388	395
Depreciation and amortization	41,539	42,612
Gain on sale of real estate	(304)	(787)
Impairment of real estate investments, net	—	2,711
Costs associated with loan refinancing or payoff	—	4,741
Allocated share of joint venture depreciation	2,093	966
Allocated share of joint venture interest expense	1,822	981
EBITDAre	$129,084	$120,320

Transaction costs	148	2,132
Credit loss expense (benefit)	241	(14,096)
Adjusted EBITDAre (for the quarter)	$129,473	$108,356

Adjusted EBITDAre (annualized) (1)	$517,892	Footnote 2

Net Debt/Adjusted EBITDAre Ratio	5.2	Footnote 2

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

	September 30, 2022	December 31, 2021
Total Investments:
Real estate investments, net of accumulated depreciation	$4,769,717	$4,713,091
Add back accumulated depreciation on real estate investments	1,278,427	1,167,734
Land held for development	20,168	20,168
Property under development	56,347	42,362
Mortgage notes and related accrued interest receivable	399,485	370,159
Investment in joint ventures	50,124	36,670
Intangible assets, gross (1)	60,109	57,962
Notes receivable and related accrued interest receivable, net (1)	3,495	7,254
Total investments	$6,637,872	$6,415,400

Total investments	$6,637,872	$6,415,400
Operating lease right-of-use assets	199,031	180,808
Cash and cash equivalents	160,838	288,822
Restricted cash	5,252	1,079
Accounts receivable	53,375	78,073
Less: accumulated depreciation on real estate investments	(1,278,427)	(1,167,734)
Less: accumulated amortization on intangible assets (1)	(22,650)	(20,163)
Prepaid expenses and other current assets (1)	37,468	24,865
Total assets	$5,792,759	$5,801,150

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2022	December 31, 2021
Intangible assets, gross	$60,109	$57,962
Less: accumulated amortization on intangible assets	(22,650)	(20,163)
Notes receivable and related accrued interest receivable, net	3,495	7,254
Prepaid expenses and other current assets	37,468	24,865
Total other assets	$78,422	$69,918

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2022, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of September 30, 2022, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At September 30, 2022, the joint venture had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our current or future business, operating results, financial performance or share price. The following discussion describes certain important factors that could adversely affect our current or future business, operating results, financial condition or share price, and supplements the factors set forth under Item 1A - "Risk Factors" in our 2021 Annual Report. This discussion includes a number of forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements." The following risk factors replace and supersede the risk factors with the same titles set forth under Item 1A - "Risk Factors" in our 2021 Annual Report on Form 10-K.

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

Specifically, Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, “Regal”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) on September 7, 2022. Regal leases 57 theatres from us pursuant to two master leases and 28 single property leases (the “Regal Leases”). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022. Regal resumed payment of rent and deferral payments for all Regal Leases for October and November 2022. However, there can be no assurance that subsequent payments will be made in a timely and complete manner. Regal is entitled to certain rights under the Code regarding the assumption or rejection of the Regal Leases and we are currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for those properties. There can be no assurance that these negotiations will be successful and which Regal Leases, if any, will be assumed under the Code. As described below, Regal owes us a significant amount for rent deferred during the COVID-19 pandemic pursuant to a Promissory Note, and there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.

The reduced economic activity that initially resulted from the COVID-19 pandemic severely impacted our tenants' businesses, financial condition and liquidity and caused most of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. The ultimate extent to which the COVID-19 pandemic, as well as generally weakening economic conditions, impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

We could be adversely affected by a borrower's bankruptcy or default.
If a borrower becomes bankrupt or insolvent or defaults under its loan, that could force us to declare a default and foreclose on any available collateral. As a result, future interest income recognition related to the applicable note receivable could be significantly reduced or eliminated. There is also a risk that the fair value of the collateral, if any, will be less than the carrying value of the note and accrued interest receivable at the time of a foreclosure and we may have to take a charge against earnings. If a property serves as collateral for a note, we may experience costs and delays in recovering the property in foreclosure or finding a substitute operator for the property. If a mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. In addition, to protect our subordinated investment, we may desire to refinance any senior financing. However, there is no assurance that such refinancing would be available or, if it were to be available, that the terms would be attractive. We experienced borrower defaults resulting from the COVID-19 pandemic, and we may experience future defaults, the breadth of which will depend upon the scope, severity and duration of the COVID-19 pandemic, as well as generally weakening economic conditions.

As discussed above, Regal filed for protection under Chapter 11 of the Code on September 7, 2022. At September 30, 2022, Regal owed us approximately $91.9 million pursuant to a Promissory Note for rent deferred during the COVID-19 pandemic. Because revenue derived from Regal is recognized on a cash-basis, this amount is not reflected as an asset in our financial statements. Substantially all of our claim under the Promissory Note is unsecured and subject to the provisions of the Code, including those provisions regarding assumption and rejection of leases. Regal has substantial secured debt which is senior to the Promissory Note, as well as other unsecured debt. As a result, there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.

The ultimate extent to which the COVID-19 pandemic, as well as generally weakening economic conditions, impacts the operations of our borrowers will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2022.

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

EPR Properties

Dated:	November 3, 2022	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2022	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)