Form 10-K
period 2022-12-31
EPR PROPERTIES
filed 2023-02-23
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $3,533,257,721.
At February 22, 2023, there were 75,287,827 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•Global economic uncertainty, disruptions in financial markets, and generally weakening economic conditions;
•The impact of inflation on our customers and our results of operations;
•Reduction in discretionary spending by consumers;
•Covenants in our debt instruments that limit our ability to take certain actions;
•Adverse changes in our credit ratings;
•Rising interest rates;
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

Market and Industry Data
This Annual Report on Form 10-K contains market and industry data and forecasts that have been obtained from publicly available information, various industry publications, and other published industry sources. We have not independently verified the information from third party sources and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this Annual Report on Form 10-K.

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

We believe that our position is further supported by the fact that our customers offer popular and affordable entertainment and social outlet options, particularly through our theatres, eat & play and cultural venues. Additionally, we believe we benefit from our regional destinations (experiential lodging, ski, attractions and gaming properties) which are drive-to locations that do not require air travel.

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

During 2021 and 2020, the COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. During 2022, our non-theatre properties demonstrated strong recovery from the impacts of the pandemic with overall rent coverage above the 2019 pre-pandemic level. As discussed below, our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. As discussed below, one of our largest theatre customers declared bankruptcy during September of 2022. Going forward, we intend to significantly reduce our exposure to theatres, thereby increasing the diversity of our experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

While we could not have foreseen that our properties would have been tested so severely by the COVID-19 pandemic, we believe our long-term investing thesis remains intact. As evidenced by the variety of properties we invested in during 2022, we believe we are uniquely positioned to gain access to and pursue the broader set of non-theatre experiential properties within our target set.

More recently, the challenging economic environment and a theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to be more selective in making investments and acquisitions, utilizing excess cash flow and borrowings under our line of credit, until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings.

We are a self-administered REIT. As of December 31, 2022, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.3 billion). Our investments are generally structured as long-term triple-net leases that require tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at December 31, 2022. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2022 and 2021. We currently group our investments into two reportable segments: Experiential and Education. As of December 31, 2022, our Experiential investments comprised $6.2 billion, or 92%, and our Education investments comprised $0.5 billion, or 8%, of our total investments. A more detailed description of the property types included within these segments is provided below.

Although we are primarily a long-term investor, we may also sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Experiential

As of December 31, 2022, our Experiential segment included total investments of approximately $6.2 billion in the following property types (owned or financed):
•172 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•23 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•15 fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of December 31, 2022, our owned Experiential real estate portfolio of approximately 20.0 million square feet was 97.2% leased and included $76.0 million in property under development and $20.2 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. During 2022, the theatre industry continued its recovery from the COVID-19 pandemic with total U.S. box office revenues up approximately 64% over 2021. However, total U.S. box office revenues for 2022 was still approximately 35% below the 2019 pre-pandemic level. We believe this is most likely attributable to studios pushing movie content to future dates, with certain studios choosing to experiment with hybrid content release strategies in support of their direct-to-consumer streaming services, as well as production delays stemming from the COVID-19 pandemic. Results of such various release experiments have demonstrated the significant economic and strategic importance of theatrical exhibition and studios have broadly returned to exclusive theatrical releases for a period of approximately 45 days (versus the previous window of approximately 75 days), when most of a film's box office revenue is earned. However, film release and production delays will likely continue to impact the film release calendar in 2023. While this may be best characterized as a content issue versus a consumer demand issue, during this period of recovery our theatre customers are not able to fully maximize revenues.

Certain theatre customers continue to be on a cash-basis for revenue recognition purposes due to the ongoing uncertainty, including American Multi-Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group. On September 7, 2022, Cineworld Group filed for Chapter 11 bankruptcy protection. Prior to 2022, we experienced vacancies at certain non-Regal theatre properties and have sold most of these properties or are managing them through a third-party manager. As theatre customers continue to be impacted by the pandemic and the related issues discussed above, we will evaluate the best strategy for any future vacancies on a property by property basis.

The modern megaplex theatre provides a greatly enhanced audio and visual experience for patrons. Additionally, national and local exhibitors have made significant strides to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, including the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 20 years from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre has demonstrated that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level.

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

While theatres are the largest property type in our Experiential segment currently, we intend to significantly reduce our exposure to theatres in the future, thereby increasing the diversity of our experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

As of December 31, 2022, our owned theatre properties were leased to 19 different leading theatre operators. A significant portion of our total revenue was from AMC and Regal. For the year ended December 31, 2022, approximately $94.5 million, or 14.4% and $90.7 million or 13.8% of the Company's total revenue was from AMC and Regal, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing good food and high-quality entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with quality food and beverage and a long-lived recreational activity, Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue select opportunities related to golf entertainment complexes. A significant portion of our total revenue was from Topgolf, which totaled approximately $94.2 million or 14.3%, of the Company's total revenue for the year ended December 31, 2022.

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

Attractions
Our attractions portfolio consists primarily of waterparks and amusement parks, each of which draw a diverse segment of customers. These properties offer themed experiences designed to appeal to all ages while remaining accessible in both cost and proximity.

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

Experiential Lodging
Experiential lodging meets the needs of consumers by providing a convenient, central location that combines high-quality lodging amenities with entertainment, recreation and leisure activities. The appeal of these properties attracts multiple generations at once. We have seen demand for experiential lodging return as properties have reopened post-COVID. Our investments in experiential lodging have been typically structured using triple-net leases, however, we currently operate six properties (four of which are included in an unconsolidated joint venture) through a traditional REIT lodging structure. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries ("TRSs") which are facilitated by management agreements with eligible independent contractors. We expect to continue to pursue opportunities for investments in experiential lodging.

Fitness & Wellness
The increased priority on holistic wellness has become a driving force within the fitness and wellness industry. From relaxing spas to intense spin classes, consumers are seeking an expanded set of offerings delivered across a variety of boutique fitness centers, larger fitness centers and resort spas. By allowing consumers to focus on their individual interests and goals in a community setting, operators gain loyalty and retention which are essential elements in the ongoing success of fitness and wellness facilities. Industry leaders have stayed at the forefront by offering personalization within congregate settings. Our tenants make it their goal to motivate, educate, and help consumers look and feel better.

We will continue to seek opportunities for the acquisition, financing or development of other experiential properties that leverage our expertise in this area.

Gaming
Our strategic focus in our gaming portfolio is on casino resorts and hotels leased to leading operators with a strong regulatory track record that seek to drive consumer loyalty and value through quality customer experiences, superior service, world-class affinity programs and continuous innovation on and off the gaming floor. Additionally, we target casino resorts and hotels that provide a wide array of experiential offerings outside of lodging and state-of-

the-art gaming. Through live entertainment, various recreational opportunities, dining options and night clubs, the combination of amenities appeals to a broader demographic.

As of December 31, 2022, our investment in gaming consisted of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple net lease structures or mortgages.

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

Education

As of December 31, 2022, our Education segment included total investments of approximately $0.5 billion in the following property types (owned or financed):
•65 early childhood education center properties; and
•9 private school properties.

As of December 31, 2022, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased.

Our private schools provide an alternative to meet the significant demand for high-quality education in the United States. As educational choice continues to become a priority for parents, private schools provide yet another option for maximizing the educational experience.

Our investment in early childhood education centers recognizes the growing demand for quality early childhood education facilities that offer the best educational experience in a competitive market.

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

    Industry
•Experiential Alignment
•Proven Business Model
•Enduring Value
•Addressable Opportunity
    Property
•Location Quality
•Competitive Position
•Location Rent Coverage
•Cash Flow Durability
    Tenant
•Demonstrated Success
•Commitment
•Reputable Management
•Solid Credit Quality

We believe that our 25 years of experience and knowledge in the experiential real estate market gives us the opportunity to be the dominant player in this area. Additionally, we have tenant and borrower relationships that provide us with access to investment opportunities.

The pandemic impeded our growth during 2020 and 2021 while we focused on addressing challenges brought on by the pandemic including monitoring customer status, and working with customers to help ensure long-term stability and assisting them in establishing re-opening plans. During 2022, we returned to growth as our customers' businesses continued to recover. More recently, rising interest rates, inflation and the challenging economic environment, along with a theatre customer's bankruptcy, have increased our cost of capital which has negatively impacted our ability to make investments in the near-term. Accordingly, we intend to be more selective in making investments and acquisitions until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings.

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

Dispositions
We will consider discretionary property dispositions for reasons such as under performance, vacancies, opportunistically taking advantage of an above-market offer, reducing exposure related to a certain tenant, property type or geographic area, or creating price awareness of a certain property type.

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

Payment of Regular Dividends
We expect to continue paying dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis). We expect to continue paying dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of

9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

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

Our key human capital objectives are to attract, retain and develop the highest quality talent to ensure that we have the right talent, in the right place, at the right time. To achieve these objectives, our human capital programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools, and resources to enable employees at work. As of December 31, 2022, we had 55 full-time employees.

Examples of key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

•Employee Engagement. We use Gallup to measure employee engagement through a survey administered annually. This helps us to understand the overall level of engagement of our associates. By focusing on engagement, we gather valuable information needed to engage and retain the most talented associates.

•Development. We provide opportunities for our associates to learn and thrive as professionals, including educational reimbursement, mentorship, executive coaching and ongoing professional development. Annually, EPR hosts leadership development sessions for all levels of our organization. In 2022, we hosted and facilitated virtual sessions with an external professional, focused on “Finding Balance in All You Do.”

•Diversity, Equity and Inclusion ("DE&I"). Our DE&I objectives are to ensure our culture is evolving and inclusive and to build teams that reflect the life experiences of our customers and the ultimate consumers of our customers’ services. Specific steps we have taken to address our commitment to DE&I include:
▪Creating the first EPR DE&I Council and engaging a DE&I external advisor;
▪Refining a Diversity Statement articulating our commitment to building an inclusive and diverse environment as follows:

"At EPR Properties, people are the heart of our business. We invest in properties to create experiences for all people. We advocate and strive for a culture that recognizes and believes in diversity, equity, inclusion and belonging."
▪Joining the CEO Action for Diversity & Inclusion Network committing to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace.
▪Completing an Organizational DE&I Assessment to prioritize goal setting development;
▪Hosting DE&I learning opportunities with external experts in 2022;
▪Adopting policies with respect to recruiting processes to ensure an active approach to diversification at all areas of our organization, including a requirement that diverse candidates be interviewed for every open position; and
▪Establishing a partnership with a local charter school to provide internship opportunities to diverse alumni as a means to invest in a future and local diverse talent pipeline.

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

•Community & Social Impact. Giving back is one of our core values. We demonstrate this through our charitable giving program, EPR Impact, a key cornerstone of our social responsibility. Through a number of employees actively engaged in nonprofits and our commitment to donating to and sponsoring charitable causes and events, we are fortunate to partner with amazing organizations both locally and nationally. As a benefit to employees, EPR Impact’s annual budget includes a pool of funds to support employee-directed contributions to nonprofit organizations where an employee is personally involved. Additionally, EPR will match employee contributions annually up to a given amount for contributions from their personal funds to nonprofit organizations that meet the criteria of the program. Also, in 2020, 2021 and 2022, EPR Impact supported a giving initiative, "The Amazing Giving Race," for employees to support local charities and other causes.

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

Risks That May Impact Our Financial Condition or Performance

The novel coronavirus, or COVID-19, negatively impacted and caused disruption to, and the future outbreak of any additional variants of COVID-19 or any other highly infectious or contagious diseases could materially and adversely impact or cause disruption to, our performance, financial condition, results of operations and cash flows.
The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties given that such properties involve congregate social activity and discretionary consumer spending. Although many of these health and safety measures have been lifted, the extent of the impact of the COVID-19 pandemic on the Company's business still remains highly uncertain and difficult to predict. Most of our tenants and borrowers announced temporary closures of their operations during this pandemic. Many experts predict that as we continue to recover from the pandemic, we may experience a period of global economic slowdown or a global recession. The COVID-19 pandemic negatively affected, and the COVID-19 pandemic (or a future outbreak of any additional variants of COVID-19 or other pandemic) could have material and adverse effects on, our ability, and the ability of our customers, to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•complete or partial closures of, or other operational issues at, our properties resulting from government, tenant or borrower action;
•the reduced economic activity has severely impacted our tenants' and borrowers’ businesses, financial condition and liquidity and caused most of our tenants and borrowers to obtain modifications of their obligations to us and one of our largest tenants to declare bankruptcy;
•most of our tenants obtained varying levels of deferral of rent since the outbreak of COVID-19 and although many tenants have repaid those deferrals, some still have amounts due and may have difficulty repaying those deferrals as they become due;

•the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
•many of our tenants and borrowers incurred additional debt and liabilities during the COVID-19 pandemic and may have more credit risk than before;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' and borrowers’ ability to fund their business operations and meet their obligations to us;
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

The ultimate extent of the continuing impacts of the COVID-19 pandemic or any other highly infectious or contagious diseases to our operations and those of our tenants and borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants) or an outbreak of any other highly infectious or contagious diseases, the actions taken to contain any outbreak or resurgence or mitigate their impacts, the distribution of vaccines and the continuing efficacy of those vaccines to COVID-19 variants, the public’s confidence in the health and safety measures implemented by our tenants and borrowers, the continuing direct and indirect economic effects of the outbreak and any other outbreaks and containment measures, and the ability of our tenants and borrowers to recover from the negative economic impacts of the pandemic as it subsides, and in many cases, service elevated levels of debt resulting from the pandemic, among others. The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Such non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility, pay dividends and repurchase common shares under our share repurchase program.

Global economic uncertainty, disruptions in the financial markets, rising interest rates and inflation, and the challenging economic environment may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There exists a high level of global economic uncertainty, including uncertainty regarding interest rates, inflation, the challenging economic environment and the continuing impact of the COVID-19 pandemic after its subsidence. Regarding experiential industries, it is unclear whether the COVID-19 pandemic has negatively impacted future consumer preferences regarding congregate activities, such as those offered by theatres, casinos, restaurants, attractions and other industries in which we invest. Economic and other uncertainties in the U.S. and abroad, such as rising interest rates and inflation, supply chain and labor shortages and the continuing impact of the COVID-19 pandemic, have contributed to volatility in the global financial markets and caused general negative performance of the real estate sector. REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, increasing cost of capital, high inflation and other risks and uncertainties. Our business has been more acutely affected by these risks and uncertainties and one of our major theatre tenants has recently filed for bankruptcy protection, as discussed further below.

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

Although we intend to continue making future investments, we expect that our levels of investment spending will be reduced in the near term due to elevated costs of capital, and that these investments will be funded primarily from cash from operations and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. A downturn in the economy, or a trend to not want to go "out of home" could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions. The COVID-19 pandemic significantly reduced and impeded consumer discretionary spending, which severely impacted experiential real estate properties, including those of our customers, and, although consumer discretionary spending is recovering, it is unclear whether the COVID-19 pandemic or the current challenging economic environment will negatively impact future consumer preferences regarding congregate activities.

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

The financial impact of the COVID-19 pandemic, as well as generally weakening economic conditions, could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. We are also currently experiencing elevated costs of capital, which negatively impacts our ability to make investments in the near term. The ultimate extent to which the COVID-19 pandemic and the current challenging economic environment impacts our ability to comply with existing financial covenants and obtain financing will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms and costs of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, particularly in light of the effects of the COVID-19 pandemic, any effects of the current challenging economic environment and one of our largest tenant’s bankruptcy proceedings, and in the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, downgrades in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and future debt instruments.

Rising interest rates and future increases will likely increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
The U.S. Federal Reserve has raised the benchmark interest rate multiple times during 2022, and there can be no assurances that the rate will not further increase in the future. As interest rates have increased, so has our interest costs for any new debt and any additional increases could further increase these costs. This increased cost could make the financing of any acquisition and development activity more costly, as well as lower future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, the increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio efficiently in response to changes in economic or other conditions.

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

Specifically, on September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, “Regal”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “Code”). Regal leases 57 theatres from us pursuant to two master leases and 28 single property leases (the “Regal Leases”). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of this amount pursuant to an order of the bankruptcy court. Regal resumed payment of rent and deferral payments for all Regal Leases commencing in October 2022 and has continued making those payments through February 2023. However, there can be no assurance that subsequent payments will be made in a timely and complete manner.

We are currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for those properties. Regal is entitled to certain rights under the Code regarding the assumption or rejection of the Regal Leases. There can be no assurance that these negotiations will be successful and which Regal Leases, if any, will be assumed under the Code. In December of 2022, Regal filed a motion to reject leases for three of our properties, but subsequently elected not to proceed with these rejections as of February 22, 2023. As described below, Regal owes us a significant amount of rent deferred during the COVID-19 pandemic pursuant to a Promissory Note, and there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.

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

As discussed above, on September 7, 2022, Regal filed for protection under Chapter 11 of the Code. At December 31, 2022, Regal owed us approximately $87.3 million pursuant to a Promissory Note for rent deferred during the COVID-19 pandemic. Because revenue derived from Regal is recognized on a cash-basis, this amount is not reflected as an asset in our financial statements. Substantially all of our claims under the Promissory Note are unsecured and subject to the provisions of the Code, including those provisions regarding assumption and rejection of leases. Regal has substantial secured debt, which is senior to the Promissory Note, as well as other unsecured debt. As a result, there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.

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

Operating risks in the experiential real estate industry may affect the ability of our customers to perform under their leases or mortgages.
The ability of our customers to operate successfully in the experiential real estate industry and remain current on their obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our customers control the operations of motion picture distributors. During the COVID-19 pandemic, motion picture distributors increasingly relied upon streaming as a method of delivering product and continue to do so for certain releases. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films, and motion picture distributors have and may in the future consider alternative film delivery methods. In addition, in August 2020, a U.S. District Court granted the U.S. Department of Justice's request to terminate the Paramount Consent Decrees, which prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres, in addition to other restrictions. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre customers' operations and, in turn, their ability to perform under their leases.

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including increasing interest rates and inflation, high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. The reduced economic activity resulting from the COVID-19 pandemic severely impacted our customers' businesses, financial condition and liquidity. The ultimate extent to which the COVID-19 pandemic, as well as generally weakening economic conditions, impacts the operations of our customers will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our customers’ operations and, in turn, their ability to perform under their respective leases or mortgages.

Real estate is a competitive business.
Our business operates in highly competitive environments. We compete with a large number of real estate property investors and developers including traded and non-traded public REITS, private equity investors and institutional investment funds. Some of these investors may be willing to accept lower returns on their investments, or have greater financial resources or a lower cost of capital than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

Principal factors of competition are rent or interest charged, attractiveness of location, the quality of the property and breadth and quality of services provided. If our competitors offer space at rental or interest rates below the rates we are currently charging our customers, we may lose potential customers, and we may be pressured to reduce our rental or interest rates below those we currently charge in order to retain customers when our customers’ leases or mortgages expire. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Three customers represent a significant portion of our total revenues.
AMC, Topgolf and Regal Cinemas Inc., represent a significant portion of our total revenue. For the year ended December 31, 2022, total revenues of approximately $94.5 million or 14.4% were from AMC, approximately $94.2 million or 14.3% were from TopGolf and approximately $90.7 million or 13.8% were from Regal. The COVID-19 pandemic severely impacted, and generally weakening economic conditions continue to impact, these customers' businesses, financial condition and liquidity.

We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions or financing arrangements with a number of other tenants or borrowers. If for any reason AMC, TopGolf, and/or Regal failed to perform under their lease or mortgage obligations for a significant period of time, or under any modified lease or mortgage obligations, we could be required to reduce or suspend our shareholder dividends or share repurchases and may not have sufficient funds to support operations or service our debt until substitute customers are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality customers on acceptable terms.

Properties we develop may not achieve sufficient operating results within expected timeframes and therefore the tenant or borrowers may not be able to pay their agreed upon rent or interest, and managed properties may not be able to operate profitably, which could adversely affect our financial results.
A significant portion of our investments include investments in build-to-suit projects. When construction is completed, these projects may require some period of time to achieve targeted operating results. For properties leased or financed, we may provide our tenants or borrowers with lease or financing terms that are more favorable to them during this timeframe. Tenants and borrowers that fail to achieve targeted operating results within expected timeframes may be unable to pay their obligations pursuant to the agreed upon lease or financing terms or at all. If we are required to restructure lease or financing terms or take other action with respect to the applicable property, our financial results may be impacted by lower revenues, recording an impairment or provision for loan loss or writing off rental or interest amounts. Additionally, if we have entered into a management agreement to operate a property we have developed, the project may not be able to achieve targeted operating results which may impact our financial results by lowering income or recording an impairment loss.

We have entered into management agreements to operate certain of our properties and we could be adversely affected if such managers do not manage these properties successfully.
To maintain our status as a REIT, we are generally not permitted to directly operate our properties. As a result, from time to time, we enter into management agreements with third-party managers to operate certain properties. In the past, this practice has been most frequent with our experiential lodging properties. However, as a result of the impact of the COVID-19 pandemic and generally weakening economic conditions, we have also begun managing a small number of theatres formerly operated by our tenants and may manage a greater number in the future if defaults result in our taking back additional theatre locations. Specifically, we may need to manage additional theatre properties in the future depending upon the ultimate resolution of Regal's pending bankruptcy proceedings or any other theatre customer bankruptcies. For managed properties, our ability to direct and control how our properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our participation in operating decisions relating to these properties is generally limited to certain matters. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, or that the replacement manager will manage our property successfully. A failure by our third-party managers to successfully manage our properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2022, we had total debt outstanding of approximately $2.8 billion. Our indebtedness could have important consequences, such as:

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
We currently use debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our existing variable rate debt and any new debt will likely increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our customers fail to make their lease or interest payments for a significant period of time, the risk of which has been heightened as a result of the COVID-19 pandemic and general weakening economic conditions, and we do not have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A small amount of our debt financing is secured by mortgages on our properties and we may enter into additional secured mortgage financing in the future. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. We expect that our levels of investment spending will be reduced in the near term due to elevated costs of capital.

Most of our debt instruments contain balloon payments which may adversely impact our financial performance and our ability to pay dividends.
Most of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all, especially in light of rising interest rates and other negative economic conditions. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to our shareholders.

We must obtain new financing in order to grow.
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these dividends in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our customers are engaged and the performance of real estate investment trusts generally, all of which have been negatively impacted by the COVID-19 pandemic and general weakening economic conditions. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately, particularly in light of the ongoing effects of the COVID-19 pandemic, as well as generally weakening economic conditions.

Our real estate investments are concentrated in experiential real estate properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance experiential real estate properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. In addition, the COVID-19 pandemic and generally weakening economic conditions severely impacted and may continue to impact experiential real estate properties, particularly theatre operations, given that such properties rely on social interaction and discretionary consumer spending and have been subject to state and local governmental restrictions.

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

For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the Internal Revenue Code, a number of requirements must be satisfied, including:

•our TRSs may not directly or indirectly operate or manage a lodging facility, other than through an eligible independent contractor, as defined by the Internal Revenue Code;
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
We had 55 full-time employees as of December 31, 2022 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Craig L. Evans, our Executive Vice President, General Counsel and Secretary; Greg Zimmerman, our Executive Vice President and Chief Investment Officer; Tonya L. Mater, our Senior Vice President and Chief Accounting Officer and Elizabeth Grace, our Senior Vice President - Human Resources and Administration. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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
As a landlord of gaming facilities or secured creditor to gaming operators, we may be impacted by the risks associated with the gaming industry. Therefore, so long as we make investments in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, such as the ongoing effects of the COVID-19 pandemic and generally weakening economic conditions. A component of the rent under our gaming facility lease agreements may be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and any decline in the operating results of our gaming tenants could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet lotteries and other internet wagering gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, internet gaming and legislative changes. As competing properties and new markets are opened, we may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, higher interest rates, high inflation, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows.

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
The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash. Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value. The rents, interest and other payments we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of the factors that affect the value of our real estate. If our revenues decline, we generally would expect to have less cash available to pay our indebtedness, distribute to our shareholders and effect share repurchases. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.

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
•the financial condition of our tenants, borrowers and managers, including the extent of bankruptcies or defaults;
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
•changes in taxation or zoning laws;

•government regulation;
•availability of financing on acceptable terms or at all and the costs of such financing;
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
Our leases with tenants, financing arrangements with borrowers and agreements with managers of our properties require the customers and managers to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties, as applicable. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, we are exposed to risks that the insurance coverage levels required under our leases with tenants, financing arrangements with borrowers and agreements with managers of our properties may be inadequate, and these risks may be increased as we expand our portfolio into experiential properties that may present more risk of loss as compared to properties in our existing portfolio. In addition, there are some types of losses, such as pandemics, catastrophic acts of nature, acts of war or riots, for which we, our customers or managers of our properties cannot obtain insurance at an acceptable cost or at all. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. In addition, the cost of insurance protection against terrorist acts has risen dramatically over the years. There can be no assurance our customers or managers of our properties will be able to obtain terrorism insurance coverage, as applicable, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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
Most of our properties must comply with the ADA. The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases with tenants, financing arrangement with borrowers and agreements with managers of our properties require them to comply with the ADA.

Our properties are also subject to various other federal, state and local regulatory requirements. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant unanticipated expenditures. Although these expenditures would be the responsibility of our customers in most cases, if these customers fail to perform these obligations, we may be required to do so.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases with tenants and agreements with managers of our properties require them to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants and borrowers may not satisfy their environmental compliance and indemnification obligations under the leases or other agreements. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and reduce our ability to service our debt and pay dividends to shareholders.

We are exposed to the potential impacts of future climate change and climate-change related risks.
We are exposed to potential physical risks from possible future changes in climate. We have significant investments in coastal markets, many of which are being targeted for future growth. Those coastal markets have historically experienced severe weather events, such as storms and drought, as well as other natural catastrophes such as wildfires and floods. If the frequency of extreme weather and other natural events increases due to climate change, our exposure to these events could increase. We may also be adversely impacted as a real estate owner, operator and developer in the future by stricter energy and water efficiency standards, water access for our buildings or greenhouse gas regulations.

Compliance with new laws or regulations and investor expectations relating to climate change and climate change disclosure, including compliance with securities law disclosure requirements, voluntary compliance with independent rating systems and “green” building codes, may require us or our customers to make improvements to our existing properties or result in increased operating costs, thereby impacting the financial condition of our customers and their ability to meet their lease or debt obligations. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our customers and investors may be damaged and we may incur fines and/or penalties.

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

There are risks in owning or financing properties for which the tenant's, borrower's, or our operations may be impacted by weather conditions, climate change and natural disasters.
We have acquired and financed ski properties and expect to do so in the future. The operators of these properties, our tenants or borrowers, are dependent upon the operations of the properties to pay their rents and service their loans. The ski property operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions and attracting visitors. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to ski properties. We also own and finance attractions which would also be subject to risks relating to weather conditions such as in the case of waterparks and amusement parks, including excessive rainfall or unseasonable temperatures. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental or other payments or service our loans.

A severe natural disaster, such as a forest fire and floods, may interrupt the operations of an operator, damage our properties, reduce the number of guests who visit the properties in affected areas or negatively impact an operator's revenue and profitability. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair and recoup lost profits. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability of our operators to attract visitors to our experiential lodging properties is also influenced by the aesthetics and natural beauty of the outdoor environment where these resorts are located. A severe forest fire, flood or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resort properties and have a long-term negative impact on an operator's overall guest visitation as it could take several years for the environment to recover.

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
The stock market has experienced extreme price and volume fluctuations as a result of the COVID-19 pandemic, as well as generally weakening economic conditions, that have affected the market price of the common equity of many companies, including companies in industries similar or related to ours. These broad market fluctuations could reduce the market price of our shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalization. Either of these factors could lead to a material decline in the market price of our shares.

Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants, borrowers and managers or the performance of REIT stocks generally.
To the extent any of our customers, or their competition, report losses or slower earnings growth, take charges against earnings or enter bankruptcy proceedings, the market price for our shares could be adversely affected. The reduced economic activity resulting from the COVID-19 pandemic severely impacted our customers' businesses, financial condition and liquidity and also resulted in one of our largest tenants to declare bankruptcy, which adversely affected the market price for our shares. The market price for our shares could also be affected by any weakness in the performance of REIT stocks generally or weakness in any of the sectors in which our customers operate, any of which may be adversely affected by generally weakening economic conditions.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2022, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4192 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $59.64 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2022, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4826 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.80 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 2. Properties

As of December 31, 2022, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment and property type, gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2022 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are generally responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased	Rental Revenue for the Year Ended December 31, 2022	% of Company's Rental Revenue
Experiential
Theatres	172	11,664,758	98.5%	$259,567	45.1%
Eat & Play (1)	53	5,081,147	92.3%	163,206	28.4%
Attractions	21	1,001,169	100.0%	58,772	10.2%
Ski	3	330,508	100.0%	24,017	4.2%
Experiential Lodging (2)	6	878,193	100.0%	2,317	0.4%
Fitness & Wellness	5	577,431	100.0%	7,603	1.3%
Gaming (3)	1	—	—%	12,871	2.2%
Cultural	3	512,768	100.0%	7,029	1.2%
Total Experiential	264	20,045,974	97.2%	$535,382	93.0%
Education
Early Childhood Education Centers	63	1,115,821	100.0%	$29,917	5.2%
Private Schools	9	292,362	100.0%	10,302	1.8%
Total Education	72	1,408,183	100.0%	$40,219	7.0%

Total	336	21,454,157	97.4%	$575,601	100.0%

(1) Includes seven theatres located in entertainment districts.
(2) Includes five experiential lodging properties that are owned by unconsolidated real estate joint ventures.
(3) Represents land under ground lease to a casino operator.

The following table sets forth lease expirations regarding EPR’s owned portfolio as of December 31, 2022 excluding non-theatre tenant leases at entertainment districts and experiential lodging properties operated through a traditional REIT lodging structure (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2022	% of Company's Rental Revenue
2023	—	—	$—	—%
2024	6	458,240	10,982	1.9%
2025	3	95,328	3,355	0.6%
2026	3	39,289	8,158	1.4%
2027	9	513,139	24,133	4.2%
2028	13	893,441	24,724	4.3%
2029	12	679,171	19,251	3.3%
2030	22	1,663,772	32,446	5.6%
2031	13	732,923	19,083	3.3%
2032	20	1,053,275	28,606	5.0%
2033	10	482,563	12,675	2.2%
2034	40	2,403,180	67,818	11.8%
2035	32	2,527,144	76,745	13.3%
2036	27	1,864,946	49,684	8.6%
2037	32	1,941,997	67,706	11.8%
2038	35	1,717,060	38,727	6.7%
2039	3	145,083	5,490	1.0%
2040	3	174,191	6,642	1.2%
2041	31	818,426	18,616	3.2%
2042	4	466,958	10,524	1.8%
Thereafter	7	87,195	16,964	3.0%
	325	18,757,321	$542,329	94.2%

Our owned properties are located in 40 states and in the Canadian provinces of Ontario and Quebec. The following table sets forth certain information by state or province regarding our owned real estate portfolio as of December 31, 2022 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2022	% of Rental Revenue
Texas	3,057,317	$82,363	14.3%
California	1,734,099	71,628	12.4%
Florida	1,584,699	42,855	7.5%
Ontario, Canada	1,204,639	32,659	5.7%
Pennsylvania	946,961	29,387	5.1%
Illinois	886,172	26,168	4.5%
Louisiana	842,375	15,528	2.7%
Ohio	814,269	14,122	2.5%
Tennessee	711,643	16,004	2.8%
Colorado	686,148	19,998	3.5%
Virginia	651,896	15,154	2.6%
New York	646,711	32,569	5.7%
North Carolina	631,137	19,640	3.4%
Missouri	566,890	6,597	1.2%
Michigan	521,631	8,695	1.5%
Georgia	516,315	13,800	2.4%
Kansas	512,002	12,363	2.1%
Arizona	465,755	14,908	2.6%
Indiana	457,998	7,793	1.4%
Quebec, Canada	399,437	4,421	0.8%
New Jersey	392,930	8,265	1.4%
Kentucky	365,971	8,128	1.4%
South Carolina	349,388	9,386	1.6%
Alabama	323,972	5,820	1.0%
Maryland	227,851	6,330	1.1%
Oregon	201,532	5,030	0.9%
Connecticut	185,074	3,830	0.7%
Minnesota	181,764	5,652	1.0%
Idaho	179,036	4,015	0.7%
Wisconsin	170,720	377	0.1%
Arkansas	165,219	4,062	0.7%
Mississippi	116,900	5,202	0.9%
Massachusetts	111,166	1,020	0.2%
Maine	107,000	1,083	0.2%
New Hampshire	97,400	1,284	0.2%
Iowa	93,755	1,402	0.2%
Nevada	92,697	3,018	0.5%
Oklahoma	90,737	6,508	1.1%
New Mexico	71,297	1,909	0.3%
Washington	47,004	2,950	0.5%
Montana	44,650	1,026	0.2%
Hawaii	—	2,569	0.4%
Nebraska (1)	—	83	—%
	21,454,157	$575,601	100.0%

(1) Property sold during the year ended December 31, 2021 and tenant continues to pay deferred rent to EPR.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2023 annual rent of approximately $958 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.

Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals for 2023 of approximately $534.7 million (not including the impact of rent deferrals, ground lease payments for leases in which we are a sub-lessor, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have remaining terms ranging from one year to 27 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Additionally, we are lessee in 52 operating ground leases as of December 31, 2022. Our tenants are generally sub-tenants under these ground leases and are responsible for paying rent under these agreements. Our sub-lessor operating ground leases provide for aggregate annual minimum rentals for 2023 of approximately $24.8 million. Our ground leases have remaining terms ranging from two years to 44 years, most of which include one or more options to renew.

Property Acquisitions and Developments in 2022
Our property acquisitions and developments in 2022 consisted of spending on experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, was approximately 25% in 2022. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers and we expect to continue to pursue these opportunities.

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

During the year ended December 31, 2022, the Company did not sell any unregistered equity securities.

On February 22, 2023, there were approximately 6,106 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2022, the Company did not repurchase any of its equity securities.

Dividends
We expect to continue paying dividends to our common and preferred shareholders in future periods. Our Series C preferred shares have a dividend rate of 5.75%, our Series E preferred shares have a dividend rate of 9.00% and our Series G preferred shares have a dividend rate of 5.75%. Among the factors the Company’s Board of Trustees considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Share Performance Graph
The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2022, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/2017)
EPR Properties
MSCI U.S. REIT Index
Russell 1000 Index
Index Value
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Total Return Analysis
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
EPR Properties	$100.00	$104.78	$122.73	$58.80	$88.55	$75.62
MSCI U.S. REIT Index	$100.00	$95.43	$120.09	$110.99	$158.79	$119.87
Russell 1000 Index	$100.00	$95.22	$125.14	$151.37	$191.42	$154.80
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

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. More recently, and as further discussed below, the challenging economic environment and a theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to be more selective in making investments and acquisitions, utilizing excess cash flow and borrowings under our line of credit, until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” of this report.

As of December 31, 2022, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.3 billion) with properties located in 44 states and the provinces of Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at December 31, 2022. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2022 and 2021. We group our investments into two reportable segments, Experiential and Education. As of December 31, 2022, our Experiential investments comprised $6.2 billion, or 92%, and our Education investments comprised $0.5 billion, or 8%, of our total investments.
As of December 31, 2022, our Experiential segment consisted of the following property types (owned or financed):
•172 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•23 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•15 fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of December 31, 2022, our owned Experiential real estate portfolio consisted of approximately 20.0 million square feet, was 97.2% leased and included $76.0 million in property under development and $20.2 million in undeveloped land inventory.

As of December 31, 2022, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of December 31, 2022, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased.

The combined owned portfolio consisted of 21.5 million square feet and was 97.4% leased.

COVID-19 Update
We continue to be subject to risks and uncertainties resulting from the COVID-19 pandemic. During 2021 and 2020, the COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. During 2022, our non-theatre properties demonstrated strong recovery from the impacts of the pandemic. However, our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. Additionally, one of our largest theatre customers declared bankruptcy during September of 2022. Going forward, we intend to significantly reduce our exposure to theatres, thereby increasing the diversity of our experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties. The COVID-19 pandemic has negatively affected our business, and could continue to have material adverse effects on our financial condition, results of operations and cash flows.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of the COVID-19 pandemic on the assumptions and estimates used in determining our financial condition and results of operations for the years ended December 31, 2022, 2021 and 2020.

The following summarizes the impacts to our financial statements during the year ended December 31, 2022 arising out of or related to the COVID-19 pandemic:

•We continued to recognize revenue on a cash basis for certain tenants including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas ("Regal"), a subsidiary of Cineworld Group. As further described below, on September 7, 2022, Cineworld Group filed for Chapter 11 bankruptcy protection. Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of such amounts pursuant to an order of the bankruptcy court. Regal resumed payment of rent and deferral payments for all Regal Leases commencing in October 2022 and has continued making those payments through February 2023. See discussion below in "Recent Developments" for additional details.
•As of December 31, 2022, we have deferred amounts due from tenants of approximately $2.1 million that are booked as receivables. Additionally, as of December 31, 2022, we have amounts due from customers that were not booked as receivables totaling approximately $116.6 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. During the year ended December 31, 2022, we collected $17.1 million in deferred rent and $0.6 million of deferred interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the year ended December 31, 2022, we collected $23.8 million of deferred rent and $0.4 million of deferred interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

While deferments for this and future periods delay rent or mortgage payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in our financial statements as accounts receivable if collection is determined to be probable or will be recognized when received as variable lease payments if collection is determined to not be probable, while deferred mortgage payments are reflected as mortgage notes and related accrued interest receivable, less any allowance for credit loss. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the Financial Accounting Standards Board ("FASB") Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and the straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, tenants may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations, which is recognized in the period to which it relates, or we may provide rent concessions to tenants. In cases where we provide concessions to tenants to which they are not otherwise entitled, those amounts are recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Challenging Economic Environment
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

Operating Results
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share (a non-GAAP financial measure) are detailed below for the years ended December 31, 2022 and 2021 (dollars in millions, except per share information):

	Year ended December 31,
	2022	2021	Change
Total revenue	$658.0	$531.7	24%
Net income available to common shareholders per diluted share	2.03	1.00	103%
FFOAA per diluted share	4.69	3.09	52%

The major factors impacting our results for the year ended December 31, 2022, as compared to the year ended December 31, 2021 were as follows:
•The increase in rental revenue due to an increase in contractual rental payments from cash basis tenants and from tenants which were previously receiving abatements;
•The effect of property acquisitions and dispositions that occurred in 2022 and 2021;
•The change in other income and other expenses primarily due to the government-required closure of the Kartrite Resort and Indoor Waterpark in Sullivan County, New York due to the COVID-19 pandemic in mid-March of 2020 and the re-opening of this property in July of 2021, as well as fees received related to the sales of both a tenant and a former borrower's operations;
•The decrease in interest expense due to the repayment of our unsecured term loan facility and revolving credit facility, as well as our exit from the covenant relief period in July of 2021, which had caused higher interest rates on certain debt;
•The decrease in costs associated with loan refinancing or payoff;
•Improved performance from investments in joint ventures; and
•The increase in general and administrative expense, credit loss expense and impairment charges.

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

The assumptions used to derive the estimated future cash flows for the undiscounted cash flow test are based on capitalization rates, anticipated future market rent and our anticipated hold period, all of which are subjective. Market rent assumptions used for the estimated future cash flows as well as the capitalization rate used to estimate the residual value of the real estate can fluctuate based on economic and industry specific factors. Changes in these assumptions could materially impact the result of the undiscounted cash flow test. If there is a shift in economic conditions, or a change in our property strategy, including a reduction in our anticipated hold period, these changes could materially impact the estimated undiscounted cash flows and lead to an impairment loss. The loss is calculated based upon the difference between the fair value and the carrying value of the property. We generally use the income approach to derive the fair value of the property, which includes estimates for market rent, capitalization rates, and discount rates that are subjective and can be impacted by a lack of comparable transactions. We may also use the sales comparison approach or take into account real estate purchase offers to derive the fair value of the real estate if it is anticipated that the property may be sold.

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

Collectibility of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectibility of our receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant, property level metrics, current economic conditions and changes in customer payment terms. We suspend revenue recognition when the collectibility of amounts due are no longer probable and record a direct write-off of the receivable to revenue.

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

Recent Developments

Investment Spending
Our investment spending during the years ended December 31, 2022 and 2021 totaled $402.5 million and $133.5 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2022
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$622	$5	$617	$—	$—	$—
Eat & Play	24,747	23,151	1,596	—	—	—
Attractions	145,026	—	2,261	142,765	—	—
Ski	27,178	—	—	—	27,178	—
Experiential Lodging	77,782	4,354	—	—	11,305	62,123
Fitness & Wellness	127,057	44,090	6,358	19,858	56,751	—
Cultural	107	—	107	—	—	—
Total Experiential	402,519	71,600	10,939	162,623	95,234	62,123

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$402,519	$71,600	$10,939	$162,623	$95,234	$62,123

For the Year Ended December 31, 2021
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$4,633	$4,182	$451	$—	$—	$—
Eat & Play	58,387	9,347	121	48,919	—	—
Attractions	56	—	56	—	—	—
Ski	6,540	—	—	—	6,540	—
Experiential Lodging	57,367	17,029	301	—	—	40,037
Fitness & Wellness	2,124	—	—	—	2,124	—
Cultural	4,399	—	20	—	4,379	—
Total Experiential	133,506	30,558	949	48,919	13,043	40,037

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$133,506	$30,558	$949	$48,919	$13,043	$40,037

The above amounts include $1.3 million and $1.6 million in capitalized interest and $0.7 million and $0.3 million in capitalized other general and administrative direct project costs for the years ended December 31, 2022 and 2021, respectively. Excluded from the table above are $4.3 million and $4.5 million of maintenance capital expenditures and other spending for the years ended December 31, 2022 and 2021, respectively.

We limited our investment spending during the year ended December 31, 2021 to enhance our liquidity position in light of the negative impact of the COVID-19 pandemic. On July 12, 2021, we provided notice of our election to early terminate the covenant relief period under our credit facilities and private placement notes. Effective July 13, 2021, we were released from certain restrictions under the credit facilities and private placement notes that limited our investments and capital expenditures.

During the year ended December 31, 2022 we used cash on hand to invest $402.5 million in a variety of experiential properties. More recently, the challenging economic environment and a theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to be more selective in making investments and acquisitions, utilizing excess cash flow and borrowings under our line of credit, until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings.

Dispositions
During the year ended December 31, 2022, we completed the sale of three vacant theatre properties and a land parcel for net proceeds totaling $11.0 million. In connection with these sales, we recognized a combined gain on sale of $0.7 million.

Regal Update
On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and the Company's other Regal theatre tenants (collectively, “Regal”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “Code”). Regal leases 57 theatres from the Company pursuant to two master leases and 28 single property leases (the “Regal Leases”). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of these amounts pursuant to an order of the bankruptcy court. Regal resumed payment of rent and deferral payments for all Regal Leases commencing in October 2022 and has continued making these payments through February 2023. However, there can be no assurance that subsequent payments will be made in a timely and complete manner.

We are currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for those properties. Regal is entitled to certain rights under the Code regarding the assumption or rejection of the Regal Leases. There can be no assurance that these negotiations will be successful and which Regal Leases, if any, will be assumed under the Code. In December of 2022, Regal filed a motion to reject leases for three of our properties, but subsequently elected not to proceed with these rejections as of February 22, 2023.

At December 31, 2022, Regal owed us approximately $87.3 million pursuant to a Promissory Note for rent deferred during the COVID-19 pandemic and approximately $6.5 million for September 2022 rent, of which $1.4 million represents pre-petition rent and $5.1 million represents post-petition rent under the Code. Because revenue derived from Regal is recognized on a cash-basis, all receivables from Regal are not reflected as assets in our financial statements. Substantially all of our claims under the Promissory Note are unsecured and subject to the provisions of the Code, including those provisions regarding assumption and rejection of leases. Regal has substantial secured debt, which is senior to the Promissory Note, as well as other unsecured debt. As a result, there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.

Other Income
During the fourth quarter of 2022, we recognized $7.0 million in other income related to a sale participation payment received in connection with the sale of Crème de la Crème's early childhood education business to KinderCare. KinderCare is expected to exercise a lease termination right effective during the second quarter of 2023 with respect to five early education properties, representing $2.8 million in annual rental income. The leases on the remaining 16 early education properties contain a contractual rent adjustment effective January 1, 2024 based on performance, which we anticipate will partially offset the anticipated rent reduction.

Additionally, during the fourth quarter of 2022, we recognized $2.1 million in other income related to a sale participation payment received in connection with the sale of a ski property that secured a mortgage loan that had previously been paid in full in 2019.

Impairment Charges
During the year ended December 31, 2022, we reassessed the holding period of the five KinderCare properties subject to the lease terminations described above, a vacant property that we received an offer to purchase and two theatre properties leased to Regal, subject to the motion to reject leases, and determined that the estimated cash flows were not sufficient to recover the carrying values. Accordingly, we recognized impairment charges totaling $27.3 million for the year ended December 31, 2022, which were comprised of $25.3 million of impairments of real estate investments and a $2.0 million impairment of an operating lease right-of-use asset at one of these properties. Because the outcome of the negotiations with Regal are unknown, there can be no assurance that there will not be future impairments related to other theatres currently leased to Regal.

During the year ended December 31, 2022, we also recognized other-than-temporary impairment charges of $0.6 million on our equity investments in two theatre projects located in China. See Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for additional information related to these impairments.

Mortgage Note and Notes Receivable Updates
During the year ended December 31, 2022, we recorded an allowance for credit loss of $6.8 million related to one of our mortgage notes receivable secured by an eat & play investment and $3.1 million related to two notes receivable. Although foreclosure was not deemed probable and the principal balance of the mortgage note and notes receivable were not past due at December 31, 2022, based on delays in interest payments and each borrower's declining financial condition, we determined that the borrowers are experiencing financial difficulty. The repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, we elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. During the year ended December 31, 2022, we also wrote-off $1.5 million in accrued interest receivables and fees to mortgage and other financing income related to the mortgage note and notes receivables. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021
Minimum rent (1)	$536,957	$439,128	$97,829
Percentage rent (2)	10,457	14,046	(3,589)
Straight-line rent (3)	6,993	5,664	1,329
Tenant reimbursements	19,849	18,721	1,128
Other rental revenue	1,345	1,323	22
Total Rental Revenue	$575,601	$478,882	$96,719

Other income (4)	47,382	18,816	28,566
Mortgage and other financing income	35,048	33,982	1,066
Total revenue	$658,031	$531,680	$126,351

(1) For the year ended December 31, 2022 compared to the year ended December 31, 2021, the increase in minimum rent resulted primarily from an increase of $88.2 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $14.2 million related to property acquisitions and developments completed in 2022 and 2021. This was partially offset by a decrease in rental revenue of $4.6 million from property dispositions.

During the year ended December 31, 2022, we renewed four lease agreements on approximately 206 thousand square feet and funded or agreed to fund an average of $33.87 per square foot in tenant improvements. We experienced a decrease of 2.2% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The decrease in percentage rent (amounts above base rent) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due primarily to lower percentage rent recognized from one early childhood education center tenant due to the restructured lease having higher base rents in 2022. This decrease was partially offset by higher percentage rent recognized from our gaming and golf entertainment tenants, one ski property tenant, one cultural tenant as well as several attraction properties.

(3) The increase in straight-line rent for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due primarily to property acquisitions and developments completed in 2022 and 2021.

(4) The increase in other income for the year ended December 31, 2022 compared to the year ended December 31, 2021, related to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic, as well as participation payments totaling $9.1 million related to the sale of a tenant's early childhood education business and the sale of a ski property that secured a mortgage loan that had previously been paid in full in 2019. Additionally, during the year ended December 31, 2022 the increase in other income was the result of increased operating income from two theatre properties.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021
Property operating expense	$55,985	$56,739	$(754)
Other expense (1)	33,809	21,741	12,068
General and administrative expense (2)	51,579	44,362	7,217
Transaction costs (3)	4,533	3,402	1,131
Credit loss expense (benefit) (4)	10,816	(21,972)	32,788
Impairment charges (5)	27,349	2,711	24,638
Depreciation and amortization	163,652	163,770	(118)
Gain on sale of real estate (6)	651	17,881	(17,230)
Costs associated with loan refinancing or payoff (7)	—	25,451	(25,451)
Interest expense, net (8)	131,175	148,095	(16,920)
Equity in loss from joint ventures (9)	1,672	5,059	(3,387)
Impairment charges on joint ventures	647	—	647
Income tax expense	1,236	1,597	(361)
Preferred dividend requirements	24,141	24,134	7

(1) The increase in other expense for the year ended December 31, 2022 related to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as operating expenses from two theatre properties.

(2) The increase in general and administrative expense for the year ended December 31, 2022 related primarily to an increase in payroll and benefit costs and an increase in travel expenses and professional fees.
(3) The increase in transaction costs during the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to an increase in costs related to transactions where costs can not be capitalized and terminated transactions.
(4) During the year ended December 31, 2021, credit loss benefit was primarily due to repayments of $8.4 million from a borrower on a previously fully-reserved note receivable and the release from an additional $8.5 million in funding commitments. During the year ended December 31, 2022, we recognized credit loss expense of $6.8 million related to one mortgage note receivable and $3.1 million related to two notes receivable. The remaining change in credit loss expense (benefit) for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to the results of the credit loss model that was impacted by the expected timing of economic recovery following the COVID-19 pandemic and the economic environment at the end of each period.

(5) Impairment charges recognized during the year ended December 31, 2022, related to seven properties with revised estimated undiscounted cash flows and shorter hold periods. Impairment charges recognized during the year ended December 31, 2022 were comprised of $25.3 million of impairments of real estate investments and a $2.0 million impairment of an operating lease right-of-use asset. Impairment charges recognized during the year ended December 31, 2021 related to two vacant properties that we intended to sell and we determined that the cash flows were not sufficient to recover the carrying value. These properties were subsequently sold.

(6) The gain on sale of real estate for the year ended December 31, 2022 related to the sale of three vacant theatre properties and a land parcel. The gain on sale of real estate for the year ended December 31, 2021 related to the sale of four theatre properties, two ski properties, one eat & play property and four land parcels.

(7) Costs associated with loan refinancing or payoff for the year ended December 31, 2021 related to the pay-off of our unsecured term loan facility and the termination of related interest rate swaps as well as the redemption of all of our $275.0 million 5.25% Senior Notes due in 2023 (including a make-whole premium).

(8) The decrease in interest expense, net, for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted primarily from a decrease in average borrowings and a decrease in the weighted average interest rate on outstanding debt.
(9) The decrease in equity in loss from joint ventures for the year ended December 31, 2022 compared to the year ended December 31, 2021 related primarily to more income recognized at two experiential lodging properties located in St. Petersburg, Florida. This decrease was offset by higher losses recognized at three other experiential lodging properties, two of which were acquired during the year ended December 31, 2022.

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

(1) For the year ended December 31, 2021 compared to the year ended December 31, 2020, the increase in minimum rent resulted primarily from an increase of $86.1 million related to rental revenue on existing properties, including improved collections of rent being recognized on a cash basis, less receivable write-offs and scheduled rent increases. In addition, there was an increase in minimum rent of $7.7 million related to property acquisitions and developments completed in 2021 and 2020. This was partially offset by a decrease in rental revenue of $22.1 million from property dispositions and $5.1 million due to vacant properties.

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

(5) The increase in other income for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to an increase in operating income as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as operating income from two theatre properties.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020
Property operating expense	$56,739	$58,587	$(1,848)
Other expense (1)	21,741	16,474	5,267
General and administrative expense	44,362	42,596	1,766
Severance expense (2)	—	2,868	(2,868)
Transaction costs (3)	3,402	5,436	(2,034)
Credit loss (benefit) expense (4)	(21,972)	30,695	(52,667)
Impairment charges (5)	2,711	85,657	(82,946)
Depreciation and amortization (6)	163,770	170,333	(6,563)
Gain on sale of real estate (7)	17,881	50,119	(32,238)
Costs associated with loan refinancing or payoff (8)	25,451	1,632	23,819
Interest expense, net (9)	148,095	157,675	(9,580)
Equity in loss from joint ventures	(5,059)	(4,552)	(507)
Impairment charges on joint ventures (10)	—	(3,247)	3,247
Income tax expense (11)	(1,597)	(16,756)	15,159
Preferred dividend requirements	(24,134)	(24,136)	2

(1) The increase in other expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to an increase in operating expenses as a result of the re-opening of the Kartrite Resort, which was previously closed due to the COVID-19 pandemic as well as operating expenses from two theatre properties.

(2) Severance expense for the year ended December 31, 2020 related to the retirement of our former Senior Vice President - Asset Management. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. There was no severance expense for the year ended December 31, 2021.

(3) The decrease in transaction costs for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to costs related to the transfer of certain education properties to another tenant recognized during the year ended December 31, 2020.

(4) The change in credit loss (benefit) expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to repayments of $8.4 million from a borrower on a previously fully-reserved note receivable and the release from an additional $8.5 million in funding commitments. Additionally, the decrease in credit loss expense was due to a change in the expectation in the credit loss model of the timing of the economic recovery from the impacts of the COVID-19 pandemic as well as other factors.

(5) Impairment charges recognized during the year ended December 31, 2021 related to two vacant properties that we intend to sell and we determined that the cash flows were not sufficient to recover the carrying value. Impairment charges recognized during the year ended December 31, 2020, related to nine properties with revised estimated undiscounted cash flows and shorter hold periods as a result of the COVID-19 pandemic. Impairment charges recognized during the year ended December 31, 2020 were comprised of $70.7 million of impairments of real estate investments and $15.0 million of impairments of operating lease right-of-use assets.

(6) The decrease in depreciation and amortization expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted primarily from property dispositions that occurred during 2020 and 2021 as well as property impairments. This decrease was partially offset by acquisitions and developments completed in 2020 and 2021.

(7) The gain on sale of real estate for the year ended December 31, 2021 related to the sale of four theatre properties, two ski properties, one eat & play property and four land parcels. The gain on sale of real estate for the year ended December 31, 2020 related to the exercise of a tenant purchase option on six private schools and four early childhood education centers as well as the sale of three early education center properties, four experiential properties and two land parcels.

(8) Costs associated with loan refinancing or payoff for the year ended December 31, 2021 related to the pay-off of our unsecured term loan facility and the termination of related interest rate swaps as well as the redemption of all of our $275.0 million 5.25% Senior Notes due in 2023 (including a make-whole premium). Costs associated with loan refinancing or payoff for the year ended December 31, 2020 related to fees paid to third parties in connection with amendments to our Second Consolidated Credit Agreement and Note Purchase Agreement.

(9) The decrease in interest expense, net, for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted primarily from a decrease in average borrowings. This was partially offset by a decrease in interest income from short-term investments related to cash and cash equivalents on hand.

(10) Impairment charges on joint ventures for the year ended December 31, 2020 related to other-than-temporary impairment charges on three theatre projects located in China.

(11) The decrease in income tax expense for the year ended December 31, 2021 compared to income tax expense for the year ended December 31, 2020 is primarily related to the recognition of a full valuation allowance on deferred tax assets for our Canadian operations and certain TRSs as a result of the economic uncertainty caused by the COVID-19 pandemic.

Liquidity and Capital Resources

Cash and cash equivalents were $107.9 million at December 31, 2022. In addition, we had restricted cash of $2.6 million at December 31, 2022, which related primarily to escrow deposits required for property management and debt agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
As of December 31, 2022, we had total debt outstanding of $2.8 billion of which 99% was unsecured.

At December 31, 2022, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At December 31, 2022, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of LIBOR plus 1.20% (based on our unsecured debt ratings and with a LIBOR floor of zero), which was 5.58% at December 31, 2022. Additionally, the facility fee on the revolving credit facility is 0.25%.

At December 31, 2022, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At December 31, 2022, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

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

Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at December 31, 2022.

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility and cash from operations are also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions. As discussed above, we intend to fund our investments in the near term primarily from cash from operations and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice, due to our current elevated cost of capital.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements, distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$441,716	$306,925
Net cash (used) provided by investing activities	(351,585)	1,862
Net cash used by financing activities	(269,392)	(1,046,678)

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

Liquidity and material cash requirements at December 31, 2022 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2022 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Long Term Debt Obligations	$—	$136,637	$300,000	$629,597	$450,000	$1,324,995	$2,841,229
Interest on Long Term Debt Obligations	122,841	120,728	106,773	99,595	62,020	104,440	616,397
Operating Lease Obligation - Corporate Office	958	958	958	717	—	—	3,591
Operating Ground Lease Obligations (1)	26,317	27,504	27,622	25,796	24,235	235,792	367,266
Total	$150,116	$285,827	$435,353	$755,705	$536,255	$1,665,227	$3,828,483
(1) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2022, rental revenue from several of our tenants, who are also sub-tenants under the ground leases, are being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases. In addition, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or the property is vacant, we would be primarily responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments
As of December 31, 2022, we had 15 development projects with commitments to fund an aggregate of approximately $205.1 million, of which approximately $96.9 million is expected to be funded in 2023. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2022, we had four mortgage notes with commitments totaling approximately $85.4 million, of which approximately $80.2 million is expected to be funded in 2023. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2022, we had three surety bonds outstanding totaling $2.7 million.

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

Long-term liquidity requirements consist primarily of debt maturities. We have no scheduled debt payments due until 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the impact of the challenging economic environment and our theatre tenant's bankruptcy proceedings on our cost of capital.

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

The challenging economic environment and our theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to be more selective in making investments and acquisitions, utilizing excess cash flow and borrowings under our line of credit until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. As of December 31, 2022, our debt to total assets ratio was 49%, our net debt to adjusted EBITDAre ratio was 5.0x and our net debt to gross assets ratio was 39% as of December 31, 2022 (see "Non-GAAP Financial Measures" for calculation).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO transaction costs, credit loss expense (benefit), costs associated with loan refinancing or payoff, severance expense, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

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

The following table reconciles net income (loss) available to common shareholders, the most directly comparable GAAP measure, to FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2022, 2021 and 2020 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2022	2021	2020
FFO:
Net income (loss) available to common shareholders of EPR Properties	$152,088	$74,472	$(155,864)
Gain on sale of real estate	(651)	(17,881)	(50,119)
Impairment of real estate investments, net (1)	25,381	2,711	70,648
Real estate depreciation and amortization	162,821	162,951	169,253
Allocated share of joint venture depreciation	7,409	3,340	1,491
Impairment charges on joint ventures	647	—	3,247
FFO available to common shareholders of EPR Properties	$347,695	$225,593	$38,656

FFO available to common shareholders of EPR Properties	$347,695	$225,593	$38,656
Add: Preferred dividends for Series C preferred shares	7,752	—	—
Add: Preferred dividends for Series E preferred shares	7,756	—	—
Diluted FFO available to common shareholders of EPR Properties	$363,203	$225,593	$38,656

FFOAA:
FFO available to common shareholders of EPR Properties	$347,695	$225,593	$38,656
Transaction costs	4,533	3,402	5,436
Credit loss expense (benefit)	10,816	(21,972)	30,695
Costs associated with loan refinancing or payoff	—	25,451	1,632
Severance expense	—	—	2,868
Sale participation income (included in other income)	(9,134)	—	—
Gain on insurance recovery (included in other income)	(552)	(1,181)	(809)
Impairment of operating lease right-of-use assets (1)	1,968	—	15,009
Deferred income tax (benefit) expense	(169)	—	15,246
FFOAA available to common shareholders of EPR Properties	$355,157	$231,293	$108,733

FFOAA available to common shareholders of EPR Properties	$355,157	$231,293	$108,733
Add: Preferred dividends for Series C preferred shares	7,752	—	—
Add: Preferred dividends for Series E preferred shares	7,756	—	—
Diluted FFOAA available to common shareholders of EPR Properties	$370,665	$231,293	$108,733

	Year ended December 31,
	2022	2021	2020
AFFO:
FFOAA available to common shareholders of EPR Properties	$355,157	$231,293	$108,733
Non-real estate depreciation and amortization	831	819	1,080
Deferred financing fees amortization	8,360	7,666	6,606
Share-based compensation expense to management and trustees	16,666	14,903	13,819
Amortization of above/below-market leases, net and tenant allowances	(355)	(385)	(480)
Maintenance capital expenditures (2)	(4,545)	(4,631)	(11,377)
Straight-lined rental revenue	(6,993)	(5,664)	24,550
Straight-lined ground sublease expense	1,692	382	749
Non-cash portion of mortgage and other financing income	(473)	(446)	(250)
AFFO available to common shareholders of EPR Properties	$370,340	$243,937	$143,430
FFO per common share:
Basic	$4.64	$3.02	$0.51
Diluted	4.60	3.02	0.51
FFOAA per common share:
Basic	$4.74	$3.09	$1.43
Diluted	4.69	3.09	1.43
Shares used for computation (in thousands):
Basic	74,967	74,755	75,994
Diluted	75,043	74,756	75,994

Weighted average shares outstanding-diluted EPS	75,043	74,756	75,994
Effect of dilutive Series C preferred shares	2,250	—	—
Effect of dilutive Series E preferred shares	1,664	—	—
Adjusted weighted average shares outstanding - diluted Series C and Series E	78,957	74,756	75,994
Other financial information:
Dividends per common share	$3.250	$1.500	$1.515
(1) Impairment charges recognized totaled $27.3 million and $85.7 million for the years ended December 31, 2022 and 2020, respectively, and were comprised of $25.3 million and $70.7 million of impairments of real estate investments and $2.0 million and $15.0 million of impairments of operating lease right-of-use assets, respectively.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for each of the years ended December 31, 2021 and 2020, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO and FFOAA per share for those periods because the effect is anti-dilutive.

The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO and FFOAA per share for year ended December 31, 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share for that period.

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

Net Debt to Gross Assets Ratio
Net Debt to Gross Assets Ratio is a supplemental measure derived from non-GAAP financial measures that we use to evaluate capital structure and the magnitude of debt to gross assets. We believe that investors commonly use versions of this ratio in a similar manner. Our method of calculating Net Debt to Gross Assets Ratio may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Adjusted EBITDAre
Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding sale participation income, gain on insurance recovery, severance expense, credit loss (benefit) expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets Ratio, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	December 31,
	2022	2021
Net Debt:
Debt	$2,810,111	$2,804,365
Deferred financing costs, net	31,118	36,864
Cash and cash equivalents	(107,934)	(288,822)
Net Debt	$2,733,295	$2,552,407
Gross Assets:
Total Assets	$5,758,701	$5,801,150
Accumulated depreciation	1,302,640	1,167,734
Cash and cash equivalents	(107,934)	(288,822)
Gross Assets	$6,953,407	$6,680,062
Debt to Total Assets Ratio	49%	48%
Net Debt to Gross Assets Ratio	39%	38%

	Three Months Ended December 31,
	2022	2021
EBITDAre and Adjusted EBITDAre:
Net income	$42,329	$44,557
Interest expense, net	31,879	34,005
Income tax expense	86	397
Depreciation and amortization	41,303	40,294
Gain on sale of real estate	(347)	(16,382)
Impairment of real estate investments, net (1)	21,030	—
Costs associated with loan refinancing or payoff	—	20,469
Allocated share of joint venture depreciation	1,833	1,561
Allocated share of joint venture interest expense	2,215	1,145
EBITDAre	$140,328	$126,046

Sale participation income (2)	(9,134)	—
Gain on insurance recovery (2)	—	(1,151)
Transaction costs	993	60
Credit loss expense (benefit)	1,369	(2,295)
Impairment of operating lease right-of-use asset (1)	1,968	—
Adjusted EBITDAre	$135,524	$122,660

Adjusted EBITDAre (annualized) (3)	$542,096	$490,640
Net Debt to Adjusted EBITDAre Ratio	5.0	5.2

(1) Impairment charges recognized during the three months ended December 31, 2022 totaled $23.0 million, which was comprised of $21.0 million of impairments of real estate investments and a $2.0 million impairment of an operating lease right-of-use asset.
(2) Included in other income in the consolidated statements of income (loss) and comprehensive income (loss) for the quarter. Other income includes the following:
	Three Months Ended December 31,
	2022	2021
Income from settlement of foreign currency swap contracts	$246	$41
Gain on insurance recovery	—	1,151
Sale participation income	9,134	—
Operating income from operated properties	7,325	7,815
Miscellaneous income	51	7
Other income	$16,756	$9,014

(3) Adjusted EBITDAre for the quarter is multiplied by four to calculate an annual amount.

Total Investments
Total investments is a non-GAAP financial measure defined as the sum of the carrying values of real estate investments (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total assets (computed in accordance with GAAP) to total investments is included in the following table (unaudited, in thousands):

	December 31, 2022	December 31, 2021
Total assets	$5,758,701	$5,801,150
Operating lease right-of-use assets	(200,985)	(180,808)
Cash and cash equivalents	(107,934)	(288,822)
Restricted cash	(2,577)	(1,079)
Accounts receivable	(53,587)	(78,073)
Add: accumulated depreciation on real estate investments	1,302,640	1,167,734
Add: accumulated amortization on intangible assets (1)	23,487	20,163
Prepaid expenses and other current assets (1)	(33,559)	(24,865)
Total investments	$6,686,186	$6,415,400

Total Investments:
Real estate investments, net of accumulated depreciation	$4,714,136	$4,713,091
Add back accumulated depreciation on real estate investments	1,302,640	1,167,734
Land held for development	20,168	20,168
Property under development	76,029	42,362
Mortgage notes and related accrued interest receivable	457,268	370,159
Investment in joint ventures	52,964	36,670
Intangible assets, gross (1)	60,109	57,962
Notes receivable and related accrued interest receivable, net (1)	2,872	7,254
Total investments	$6,686,186	$6,415,400

(1) Included in "Other assets" in the accompanying consolidated balance sheets. Other assets include the following:
	December 31, 2022	December 31, 2021
Intangible assets, gross	$60,109	$57,962
Less: accumulated amortization on intangible assets	(23,487)	(20,163)
Notes receivable and related accrued interest receivable, net	2,872	7,254
Prepaid expenses and other current assets	33,559	24,865
Total other assets	$73,053	$69,918

Impact of Recently Issued Accounting Standards
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impact of recently issued accounting standards on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of December 31, 2022, we had a $1.0 billion unsecured revolving credit facility with no balance outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.
As of December 31, 2022, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At December 31, 2022, the joint ventures had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in millions)

	2023	2024	2025	2026	2027	Thereafter	Total	Estimated Fair Value
December 31, 2022:
Fixed rate debt	$—	$136.6	$300.0	$629.6	$450.0	$1,325.0	$2,841.2	$2,413.6
Average interest rate	—%	4.35%	4.50%	4.70%	4.50%	4.04%	4.32%	7.88%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2022)	—%	—%	—%	—%	—%	—%	—%	—%
	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value
December 31, 2021:
Fixed rate debt	$—	$—	$136.6	$300.0	$629.6	$1,775.0	$2,841.2	$2,955.8
Average interest rate	—%	—%	4.35%	4.50%	4.70%	4.18%	4.31%	3.42%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2021)	—%	—%	—%	—%	—%	—%	—%	—%

The fair value of our debt as of December 31, 2022 and 2021 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.
We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our six Canadian properties and the rents received from tenants of the properties are payable in CAD. In order to hedge our CAD denominated cash flows and our net investment in our six Canadian properties, we entered into cross-currency swaps designated as cash flow hedges and foreign currency forwards designated as net investment hedges as further described below.

Cash Flow Hedges of Interest Rate Risk
On October 28, 2022, we amended and restated our interest rate swap agreement on our variable rate secured bonds with a notional amount of $25.0 million. This amendment changed the index rate from LIBOR to SOFR and extended the termination date by two years to September 30, 2026. The fixed rate of 1.3925% indexed to LIBOR was modified to 2.5325% indexed to SOFR.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2022 was $4.7 billion. The Company reviews a real estate investment for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investment may not be recoverable.

We identified the evaluation of indicators real estate investments may not be recoverable as a critical audit matter. There is a high degree of subjective judgement in evaluating the events or changes in circumstances that may indicate the carrying value of real estate investments may not be recoverable. In particular, the judgements regarding the expected period the Company will hold the real estate investments on the determination of the recoverability of the real estate investments required a higher degree of auditor judgment.

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

Impairment of real estate investments and right-of-use assets
As discussed in Notes 2, 4, 10, and 15 to the consolidated financial statements, the real estate investments, net balance and operating lease right-of-use assets balance as of December 31, 2022 was $4.7 billion and $201.0 million, respectively. The Company reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company recognized impairment charges of $25.3 million on real estate investments and $2.0 million on the operating lease right-of-use assets, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

We identified the assessment of the fair values of real estate investments and operating lease right-of-use assets based on recent independent appraisals used to determine the impairment charges as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the relevance of market rents, capitalization rates, and discount rates used to determine the fair value of these assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the determination of market rents, capitalization rates, and discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in comparing the Company’s estimated assumption of market rents, capitalization rates, and discount rates to a range of independently developed estimated based on publicly available industry data.

/s/ KPMG, LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri
February 23, 2023

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2022	2021
Assets
Real estate investments, net of accumulated depreciation of $1,302,640 and $1,167,734 at December 31, 2022 and 2021, respectively	$4,714,136	$4,713,091
Land held for development	20,168	20,168
Property under development	76,029	42,362
Operating lease right-of-use assets	200,985	180,808
Mortgage notes and related accrued interest receivable	457,268	370,159
Investment in joint ventures	52,964	36,670
Cash and cash equivalents	107,934	288,822
Restricted cash	2,577	1,079
Accounts receivable	53,587	78,073
Other assets	73,053	69,918
Total assets	$5,758,701	$5,801,150
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$80,087	$73,462
Operating lease liabilities	241,407	218,795
Common dividends payable	21,405	18,896
Preferred dividends payable	6,033	6,034
Unearned rents and interest	63,939	61,559
Debt	2,810,111	2,804,365
Total liabilities	3,222,982	3,183,111
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,545,501 and 82,225,061 shares issued at December 31, 2022 and 2021, respectively	825	822
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at December 31, 2022 and 2021; liquidation preference of $134,822,900	54	54
3,447,381 Series E convertible shares issued at December 31, 2022 and 2021; liquidation preference of $86,184,525	34	34
6,000,000 Series G shares issued at December 31, 2022 and 2021; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,899,732	3,876,817
Treasury shares at cost: 7,520,227 and 7,416,746 common shares at December 31, 2022 and 2021, respectively	(269,751)	(264,817)
Accumulated other comprehensive income	1,897	9,955
Distributions in excess of net income	(1,097,132)	(1,004,886)
Total equity	$2,535,719	$2,618,039
Total liabilities and equity	$5,758,701	$5,801,150
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
Rental revenue	$575,601	$478,882	$372,176
Other income	47,382	18,816	9,139
Mortgage and other financing income	35,048	33,982	33,346
Total revenue	658,031	531,680	414,661
Property operating expense	55,985	56,739	58,587
Other expense	33,809	21,741	16,474
General and administrative expense	51,579	44,362	42,596
Severance expense	—	—	2,868
Transaction costs	4,533	3,402	5,436
Credit loss expense (benefit)	10,816	(21,972)	30,695
Impairment charges	27,349	2,711	85,657
Depreciation and amortization	163,652	163,770	170,333
Total operating expenses	347,723	270,753	412,646
Gain on sale of real estate	651	17,881	50,119
Income from operations	310,959	278,808	52,134
Costs associated with loan refinancing or payoff	—	25,451	1,632
Interest expense, net	131,175	148,095	157,675
Equity in loss from joint ventures	1,672	5,059	4,552
Impairment charges on joint ventures	647	—	3,247
Income (loss) before income taxes	177,465	100,203	(114,972)
Income tax expense	1,236	1,597	16,756
Net income (loss)	176,229	98,606	(131,728)
Preferred dividend requirements	24,141	24,134	24,136
Net income (loss) available to common shareholders of EPR Properties	$152,088	$74,472	$(155,864)
Net income (loss) available to common shareholders of EPR Properties per share:
Basic	$2.03	$1.00	$(2.05)

Diluted	$2.03	$1.00	$(2.05)
Shares used for computation (in thousands):
Basic	74,967	74,755	75,994
Diluted	75,043	74,756	75,994

Other comprehensive income (loss):
Net income (loss)	$176,229	$98,606	$(131,728)
Foreign currency translation adjustment	(20,474)	633	3,494
Change in unrealized gain (loss) on derivatives	12,416	5,857	(10,553)
Comprehensive income (loss) attributable to EPR Properties	$168,171	$105,096	$(138,787)
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2022, 2021 and 2020 (Dollars in thousands)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income (loss)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2019	81,588,489	$816	14,841,431	$148	$3,834,858	$(147,435)	$7,275	$(689,857)	$3,005,805
Credit loss expense for implementation of Current Expected Credit Loss standard	—	—	—	—	—	—	—	(2,163)	(2,163)
Restricted share units issued to Trustees	74,767	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance shares, net of cancellations	217,034	2	—	—	6,505	(359)	—	—	6,148
Purchase of common shares for vesting	—	—	—	—	—	(7,387)	—	—	(7,387)
Share-based compensation expense	—	—	—	—	13,819	—	—	—	13,819
Share-based compensation included in severance expense	—	—	—	—	1,258	—	—	—	1,258
Foreign currency translation adjustment	—	—	—	—	—	—	3,494	—	3,494
Change in unrealized loss on derivatives	—	—	—	—	—	—	(10,553)	—	(10,553)
Net loss	—	—	—	—	—	—	—	(131,728)	(131,728)
Issuances of common shares	36,176	—	—	—	1,129	—	—	—	1,129
Repurchase of common shares	—	—	—	—	—	(105,994)	—	—	(105,994)
Stock option exercises, net	1,410	—	—	—	63	(63)	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(50)	(50)
Dividends to common shareholders ($1.515 per share)	—	—	—	—	—	—	—	(119,058)	(119,058)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	3,474	(575)	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,763)	—	—	(2,763)
Share-based compensation expense	—	—	—	—	14,903	—	—	—	14,903
Foreign currency translation adjustment	—	—	—	—	—	—	633	—	633
Change in unrealized loss on derivatives	—	—	—	—	—	—	5,857	—	5,857
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	3,249	—	3,249
Net income	—	—	—	—	—	—	—	98,606	98,606
Issuances of common shares	11,798	—	—	—	569	—	—	—	569
Conversion of Series C Convertible Preferred shares to common shares	468	—	(1,134)	—	—	—	—	—	—
Stock option exercises, net	5,051	—	—	—	239	(241)	—	—	(2)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(157)	(157)
Dividends to common shareholders ($1.500 per share)	—	—	—	—	—	—	—	(112,209)	(112,209)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,753)	(7,753)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2022, 2021 and 2020 (Dollars in thousands) (continued)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income (loss)	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	41,399	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,257)	—	—	(4,257)
Share-based compensation expense	—	—	—	—	16,666	—	—	—	16,666
Foreign currency translation adjustment	—	—	—	—	—	—	(20,474)	—	(20,474)
Change in unrealized loss on derivatives	—	—	—	—	—	—	12,416	—	12,416
Net income	—	—	—	—	—	—	—	176,229	176,229
Issuances of common shares	23,196	—	—	—	1,063	—	—	—	1,063
Issuances of captive REIT preferred shares	—	—	—	—	107	—	—	—	107
Stock option exercises, net	12,559	—	—	—	583	(594)	—	—	(11)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(579)	(579)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(6)	(6)
Dividends to common shareholders ($3.250 per share)	—	—	—	—	—	—	—	(243,757)	(243,757)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$176,229	$98,606	$(131,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	27,349	2,711	85,657
Impairment charges on joint ventures	647	—	3,247
Gain on sale of real estate	(651)	(17,881)	(50,119)
Gain on insurance recovery	(552)	(1,181)	(809)
Deferred income tax expense (benefit), net	(169)	—	15,246
Credit loss expense (benefit)	10,816	(21,972)	30,695
Costs associated with loan refinancing or payoff	—	25,451	1,632
Equity in loss from joint ventures	1,672	5,059	4,552
Distributions from joint ventures	780	90	—
Depreciation and amortization	163,652	163,770	170,333
Amortization of deferred financing costs	8,360	7,666	6,606
Amortization of above/below market leases and tenant allowances, net	(355)	(385)	(480)
Share-based compensation expense to management and Trustees	16,666	14,903	13,819
Share-based compensation expense included in severance expense	—	—	1,258
Change in assets and liabilities:
Operating lease assets and liabilities	463	(551)	344
Mortgage notes accrued interest receivable	(500)	568	(7,576)
Accounts receivable	25,974	36,821	(47,383)
Other assets	(473)	(1,282)	(2,698)
Accounts payable and accrued liabilities	14,576	(8,653)	(16,128)
Unearned rents and interest	(2,768)	3,185	(11,195)
Net cash provided by operating activities	441,716	306,925	65,273
Investing activities:
Acquisition of and investments in real estate and other assets	(174,533)	(56,556)	(38,714)
Proceeds from sale of real estate	10,965	96,137	227,742
Investment in unconsolidated joint ventures	(26,088)	(13,611)	(1,690)
Distributions from joint venture related to refinancing	6,695	—	—
Settlement of derivative	(3,830)	—	—
Investment in mortgage notes receivable	(95,234)	(8,664)	(8,141)
Proceeds from mortgage notes receivable paydowns	1,749	8,242	481
Investment in notes receivable	—	(4,379)	(6,134)
Proceeds from note receivable paydowns	701	8,816	103
Proceeds from insurance recovery, net	3,700	1,181	809
Additions to properties under development	(75,710)	(29,304)	(40,470)
Net cash (used) provided by investing activities	(351,585)	1,862	133,986
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	—	400,000	750,000
Principal payments on debt	—	(1,288,765)	(160,000)
Deferred financing fees paid	(328)	(15,212)	(6,330)
Costs associated with loan refinancing or payoff (cash portion)	—	(22,865)	(1,632)
Net proceeds from issuance of common shares	758	460	972
Impact of stock option exercises, net	(11)	(2)	—
Issuances of captive REIT preferred shares	107	—	—
Purchase of common shares for treasury for vesting	(4,257)	(2,763)	(7,387)
Purchase of common shares under share repurchase program	—	—	(105,994)
Dividends paid to shareholders	(265,661)	(117,531)	(172,460)
Net cash (used) provided by financing activities	(269,392)	(1,046,678)	297,169
Effect of exchange rate changes on cash	(129)	(218)	142
Net change in cash and cash equivalents and restricted cash	(179,390)	(738,109)	496,570
Cash and cash equivalents and restricted cash at beginning of the year	289,901	1,028,010	531,440
Cash and cash equivalents and restricted cash at end of the year	$110,511	$289,901	$1,028,010
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.
	Year Ended December 31,
	2022	2021	2020

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$288,822	$1,025,577	$528,763
Restricted cash at beginning of the year	1,079	2,433	2,677
Cash and cash equivalents and restricted cash at beginning of the year	$289,901	$1,028,010	$531,440

Cash and cash equivalents at end of the year	$107,934	$288,822	$1,025,577
Restricted cash at end of the year	2,577	1,079	2,433
Cash and cash equivalents and restricted cash at end of the year	$110,511	$289,901	$1,028,010

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$41,872	$91,546	$20,657
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,751	$21,921	$20,062
Credit loss expense related to adoption of ASC Topic 326	$—	$—	$2,163
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$36,741	$33,355	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$125,808	$150,034	$152,393
Cash paid during the year for income taxes	$1,282	$1,466	$1,507
Interest cost capitalized	$1,286	$1,567	$1,233
Change in accrued capital expenditures	$896	$2,880	$(12,376)
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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

Risks and Uncertainties
The Company continues to be subject to risks and uncertainties resulting from the COVID-19 pandemic. During 2021 and 2020, the COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. During 2022, the Company's non-theatre properties demonstrated strong recovery from the impacts of the pandemic. However, the Company's theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than its non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. Additionally, one of the Company's largest theatre customers declared bankruptcy during September of 2022. The COVID-19 pandemic has negatively affected the Company's business, and could continue to have material adverse effects on its financial condition, results of operations and cash flows. The Company considered the impact of, and recovery from, the COVID-19 pandemic on the assumptions and estimates used in determining the Company’s financial condition and results of operations for the years ended December 31, 2022, 2021 and 2020.

The following summarizes the impacts to the Company's financial statements during the year ended December 31, 2022 arising out of or related to the COVID-19 pandemic:

•The Company continued to recognize revenue on a cash basis for certain tenants, including American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group. On September 7, 2022, Cineworld Group filed for Chapter 11 bankruptcy protection. The Company did not receive Regal's rent or monthly deferral payment for September 2022 but Regal subsequently paid portions of this amount pursuant to an order of the bankruptcy court. Regal resumed payment of rent and deferral payments for all Regal Leases commencing in October 2022 and has continued making those payments to the Company through February 2023.
The Company is currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for those properties. Regal is entitled to certain rights under the U.S. Bankruptcy Code (the Code) regarding the assumption or rejection of the Regal Leases. There can be no assurance that these negotiations will be successful and which Regal Leases, if any, will be assumed under the Code. In December of 2022, Regal filed a motion to reject leases for three of the Company's properties, but subsequently elected not to proceed with these rejections as of February 22, 2023.
At December 31, 2022, Regal owed the Company approximately $87.3 million pursuant to a Promissory Note for rent deferred during the COVID-19 pandemic and approximately $6.5 million for September 2022 rent, of which $1.4 million represents pre-petition rent and $5.1 million represents post-petition rent under the Code. Because revenue derived from Regal is recognized on a cash-basis by the Company, none of the receivables from Regal are reflected as assets in the Company's financial statements. Substantially all of the Company's claims under the Promissory Note are unsecured and subject to the provisions of the Code, including those provisions regarding assumption and rejection of leases. Regal has substantial secured debt,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
which is senior to the Promissory Note, as well as other unsecured debt. As a result, there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.
•As of December 31, 2022, the Company has deferred amounts due from tenants of approximately $2.1 million that are booked as receivables. Additionally, as of December 31, 2022, the Company has amounts due from customers that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when received. During the year ended December 31, 2022, the Company collected $17.1 million in deferred rent and $0.6 million of deferred interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the year ended December 31, 2022, the Company collected $23.8 million of deferred rent and $0.4 million of deferred interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

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

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2022 and 2021, the Company does not have any investments in consolidated VIEs.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

In addition to acquisition-related costs in connection with business combinations, transaction costs include costs associated with terminated transactions, pre-opening costs and certain leasing and tenant transition costs. Transaction costs expensed totaled $4.5 million, $3.4 million and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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
Intangible assets and liabilities (included in "Other assets" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2022	2021
Assets:
In-place leases, net of accumulated amortization of $20.0 million and $17.2 million, respectively	$17,769	$18,401
Above-market lease, net of accumulated amortization of $1.3 million and $1.2 million, respectively	257	303
Tradenames, net of accumulated amortization of $583 thousand and $450 thousand, respectively (1)	8,580	8,713
Contract value, net of accumulated amortization of $1.6 million and $1.3 million, respectively	9,323	9,689
Goodwill	693	693
Total intangible assets, net	$36,622	$37,799

Liabilities:
Below-market lease, net of accumulated amortization of $2.4 million and $2.0 million, respectively	$7,741	$7,941
(1) At December 31, 2022 and 2021, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate intangible amortization included in expense was $3.3 million, $3.8 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million for both the years ended December 31, 2022 and 2021 and $0.5 million for the year ended December 31, 2020.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2022 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2023	$2,686	$133	$365	$46	$(431)
2024	2,008	133	365	46	(413)
2025	1,900	133	365	46	(404)
2026	1,774	133	365	46	(319)
2027	1,642	133	365	46	(255)
Thereafter	7,759	2,559	7,498	27	(5,919)
Total	$17,769	$3,224	$9,323	$257	$(7,741)

Weighted average amortization period (years)	11.1	25.3	25.5	5.5	29.0

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $31.1 million and $36.9 million as of December 31, 2022 and 2021, respectively, are shown as a reduction of debt. The deferred financing costs of $6.4 million and $8.7 million as of December 31, 2022 and 2021, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. See Note 17 for financial information related to these reportable segments.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For both years ended December 31, 2022 and 2021, the Company recognized straight-line write-offs of $0.2 million. Straight-line rental revenue, net of write-offs, was $7.0 million and $5.7 million, respectively, for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, the Company recognized straight-line write-offs totaling $38.0 million, which were comprised of $26.5 million of straight-line accounts receivable and $11.5 million of sub-lessor ground lease straight-line accounts receivable. Straight-line rental revenue, net of write-offs, was a reduction to total rental revenue of $24.5 million for the year ended December 31, 2020.

The Company has agreed to defer rent for a substantial portion of its customers in response to the impact of the COVID-19 pandemic on their operations. On April 10, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. In reliance upon the FASB Staff Q&A, the Company has not treated qualifying deferrals or rent concessions during the years ended December 31, 2021 and 2020 (the periods affected by the COVID-19 pandemic) as lease modifications. While deferments for this and future periods delay rent payments, these deferments generally do not release customers from the obligation to pay the deferred amounts in the future. Deferred rent amounts are reflected in the Company's financial statements as accounts receivable if collection is determined to be probable or recognized when received as

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
variable lease payments if collection is determined to not be probable. Certain agreements with tenants where remaining lease terms are extended, or other changes are made that do not qualify for the treatment in the FASB Staff Q&A, are treated as lease modifications. In these circumstances, upon an executed lease modification, if the tenant is not being recognized on a cash basis, the contractual rent reflected in accounts receivable and straight-line rent receivable will be amortized over the remaining term of the lease against rental revenue. In limited cases, customers may be entitled to the abatement of rent during governmentally imposed prohibitions on business operations which is recognized in the period to which the abatement relates, or the Company may provide rent concessions to tenants. In cases where the Company provides concessions to tenants to which they are not otherwise entitled, those amounts will be recognized in the period in which the concession is granted unless the changes are accounted for as lease modifications.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $2.6 million, $3.5 million and $2.2 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2022, 2021 and 2020, the amounts due for non-lease components included in rental revenue totaled $17.2 million, $15.2 million and $12.9 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $10.5 million, $14.0 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2022, 2021 and 2020 based on a percentage of gross revenue. This variable rent totaled $0.4 million, $16.2 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the year ended December 31, 2022, the Company wrote-off approximately $1.5 million of accrued interest and fees receivable against interest income related to one mortgage note receivable and two notes receivable. During the year ended December 31, 2020, the Company wrote-off approximately $0.3 million of accrued interest against interest income related to one note receivable. No such amounts were written-off for the year ended December 31, 2021. As of December 31, 2022, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. As of December 31, 2022, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 6 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. There was no participating interest income for the years ended December 31, 2022, 2021 and 2020.

Income Taxes
The Company has elected to be taxed as a REIT pursuant to Section 856(c) of the Internal Revenue Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

The Company owns certain real estate assets which are subject to income tax in Canada. At December 31, 2022, the net deferred tax assets related to the Company's Canadian operations totaled $23.0 million resulting from the temporary differences between income for financial reporting purposes and taxable income relating primarily to depreciation, capital improvements and straight-line rents. At December 31, 2022, it is more likely than not the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's Canadian operations as of December 31, 2022 totaling $22.8 million.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Internal Revenue Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. The Company uses three such TRS entities exclusively to hold the operational aspect of the traditional REIT lodging structure for four Experiential lodging properties that are facilitated by management agreements with eligible independent contractors. The real estate for these investments are held by the REIT either directly or through an investment in a joint venture and leased to the respective operations entity under a triple-net lease. Management has determined which of the real estate assets meets the requirements to be classified as qualified lodging facilities as required in a traditional REIT lodging structure and recognizes revenue on these structures accordingly for REIT testing purposes.

At December 31, 2022, the net deferred tax assets related to the Company's TRSs totaled $9.8 million resulting from the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization. At December 31, 2022, it is more likely than not that the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's TRSs as of December 31, 2022 totaling $9.8 million.

As of December 31, 2022 and 2021, respectively, the Canadian operations and the Company's TRSs had deferred tax assets included in "Other assets" in the accompanying consolidated balance sheets totaling approximately $36.9 million and $35.9 million, respectively, and deferred tax liabilities included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets totaling approximately $4.1 million and $4.6 million, respectively. At December 31, 2022 and 2021, the Company had valuation allowances offsetting the net deferred tax assets included in the accompanying consolidated balance sheets totaling $32.6 million and $31.3 million, respectively. The Company’s consolidated deferred tax position is summarized as follows (in thousands):

	2022	2021
Fixed assets	$22,788	$21,687
Net operating losses	10,093	10,828
Start-up costs	2,185	2,309
Other	1,826	1,093
Total deferred tax assets	$36,892	$35,917

Capital improvements	$(2,718)	$(2,904)
Straight-line receivable	(962)	(915)
Other	(419)	(763)
Total deferred tax liabilities	$(4,099)	$(4,582)

Valuation allowance	(32,624)	(31,335)
Net deferred tax asset	$169	$—

Additionally, during the years ended December 31, 2022, 2021 and 2020, the Company recognized current income and withholding tax expense of $1.4 million, $1.6 million and $1.5 million, respectively, primarily related to certain

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current TRS income tax	$(137)	$—	$7
Current state income tax expense	(226)	(505)	(503)
Current foreign income tax	(1)	(4)	3
Current foreign withholding tax	(1,041)	(1,088)	(1,018)
Deferred TRS income tax (expense) benefit	—	—	(4,448)
Deferred foreign withholding tax	—	—	—
Deferred income tax (expense) benefit	169	—	(10,797)
Income tax benefit (expense)	$(1,236)	$(1,597)	$(16,756)

The Company's effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 0.8%, 2.1% and 13.5%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2022, 2021 and 2020. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2020) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2019 through 2021 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2017 through 2021 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2022, 2021 or 2020. The Company did not have any accrued interest and penalties at December 31, 2022, 2021 and 2020. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2022, 2021 and 2020.

Concentrations of Risk
AMC, Topgolf USA (Topgolf), Regal and Cinemark represented a significant portion of the Company's total revenue for the years ended December 31, 2022, 2021 and 2020. The Company began recognizing revenue on a cash basis for AMC at the end of the first quarter of 2020 and for Regal at the end of the third quarter of 2020 due to the impact of the COVID-19 pandemic. The Company had higher revenue from Regal during the years ended December 31, 2022 and 2021 due to the payment of rent and the repayment of deferred rent due, both of which were recognized as rental revenue when received. As described above, on September 7, 2022, Cineworld Group, the parent entity of Regal, filed for Chapter 11 bankruptcy protection. As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of this amount pursuant to an order of the bankruptcy court. The Company has received payment of contractual rent and deferral payments from Regal for October through December 2022. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC, Topgolf, Regal and Cinemark (dollars in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	Year ended December 31,
	2022		2021		2020
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
AMC	$94,476	14.4%	$94,405	17.8%	$29,964	7.2%
Topgolf	94,177	14.3%	86,470	16.3%	80,714	19.5%
Regal	90,678	13.8%	44,576	8.4%	13,056	3.1%
Cinemark	42,325	6.4%	42,417	8.0%	42,065	10.1%

Cash Equivalents
Cash equivalents include bank demand deposits and other short-term investments.

Restricted Cash
Restricted cash represents cash held for tenants' off-season rent reserves and escrow deposits required in connection with property management and debt agreements or held for potential acquisitions and redevelopments.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share based compensation expense consists of amortization of nonvested share grants and share options issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years to four years). Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $7.9 million, $8.8 million and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Expense related to nonvested shares and included in "Severance expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $1.0 million for the year ended December 31, 2020.

Nonvested Performance Shares Issued to Employees
The Company awards performance shares to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance shares contain both a market condition and a performance condition. The Company amortizes the expense related to the performance shares over the future vesting period of three years. Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $6.6 million, $3.9 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Expense related to nonvested performance shares and included in "Severance expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $261 thousand for the year ended December 31, 2020.

Share Options
Prior to 2022, share options were granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
(loss) was $14 thousand, $17 thousand and $12 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income (loss) and comprehensive income (loss) was $2.2 million for each of the years ended December 31, 2022, 2021 and 2020.

Foreign Currency Translation
The Company accounts for the operations of its Canadian properties in Canadian dollars. The assets and liabilities related to the Company’s Canadian properties and mortgage note are translated into U.S. dollars using the spot rates at the respective balance sheet dates; revenues and expenses are translated at average exchange rates. Resulting translation adjustments are recorded as a separate component of comprehensive income (loss).

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

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority (FCA) announced that the USD LIBOR will no longer be published after June 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848. The guidance in ASU 2022-06 deferred the sunset date to December 31, 2024. At December 31, 2022, the Company had four agreements (including debt, mortgage note and lease agreements) that are indexed to LIBOR. The Company has transitioned several existing contracts to a replacement index and continues to make progress

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
transitioning the remaining contracts. These ASUs are not anticipated to have any significant impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings (TDR) by creditors that have adopted the CECL model and enhances disclosure requirements for loan modifications made with borrowers experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, the Company will now determine whether a modification results in a new loan or the continuation of the existing loan. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables. ASU 2022-02 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2022. The amendments should be applied prospectively, however, for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company expects to adopt the guidance beginning January 1, 2023 and does not expect it will have a material impact on the consolidated financial statements.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Buildings and improvements	$4,637,801	$4,523,052
Furniture, fixtures & equipment	115,677	108,907
Land	1,236,358	1,222,149
Leasehold interests	26,940	26,717
	6,016,776	5,880,825
Accumulated depreciation	(1,302,640)	(1,167,734)
Total	$4,714,136	$4,713,091
Depreciation expense on real estate investments was $158.8 million, $158.3 million and $162.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Acquisitions and Development
During the year ended December 31, 2022, the Company completed asset acquisitions of two fitness and wellness properties for approximately $63.5 million, asset acquisitions of two attraction properties located in Canada for approximately $142.8 million and the acquisition of interests in joint ventures related to two experiential lodging properties for approximately $62.1 million. See Note 7 for further details on these joint ventures.

Additionally, during the year ended December 31, 2022, the Company had investment spending on build-to-suit development and redevelopment for experiential properties totaling $38.4 million.

During the year ended December 31, 2021, the Company completed asset acquisitions of real estate investments and lease related intangibles, as further discussed in Note 2, for experiential properties totaling $48.9 million, that consisted of two eat and play properties.

Additionally, during the year ended December 31, 2021, the Company had investment spending on build-to-suit development and redevelopment for experiential properties totaling $40.2 million.

Dispositions
During the year ended December 31, 2022, the Company completed the sale of three vacant theatre properties and a land parcel for net proceeds of $11.0 million and recognized a combined gain on sale of $0.7 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
During the year ended December 31, 2021, the Company completed the sale of four theatre properties, two ski properties, one eat & play property and four land parcels for net proceeds totaling $96.1 million and recognized a combined gain on sale of $17.9 million.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the year ended December 31, 2022, the Company reassessed the holding period of five early education properties subject to lease terminations, a vacant property that received an offer to purchase and two of the Regal theatre properties subject to a motion to reject leases. One of these properties has an operating ground lease arrangement with right-of-use asset. The Company determined that the estimated cash flows were not sufficient to recover the carrying values. During the year ended December 31, 2022, the Company determined the estimated fair value of the real estate investments and right-of-use assets of these properties using independent appraisals and the purchase offer. The Company reduced the carrying value of the real estate investments, net to $38.4 million and the operating lease right-of-use asset to $7.0 million. The Company recognized impairment charges of $25.3 million on real estate investments and a $2.0 million impairment on the right-of-use asset, which is the amount that the carrying value of the assets exceeded the estimated fair value.

During the year ended December 31, 2022, the Company also recognized $0.6 million in other-than-temporary impairments related to its equity investments in joint ventures in two theatre projects located in China. See Note 7 for further details on these impairments.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
5. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Receivable from tenants	$7,595	$37,417
Receivable from non-tenants	1,006	2,237
Straight-line rent receivable	44,986	38,419
Total	$53,587	$78,073

As of December 31, 2022 and 2021, receivables from tenants included payments of approximately $2.1 million and $27.3 million, respectively, that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables as the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

During the year ended December 31, 2022 and 2021, the Company collected $17.7 million and $7.0 million, respectively, in deferred rent and interest from cash basis tenants and from tenants for which the deferred payments were not previously recognized as revenue. In addition, during the year ended December 31, 2022 and 2021, the Company collected $24.2 million and $63.8 million, respectively, of deferred rent and interest from accrual basis tenants and borrowers that reduced related accounts and interest receivable. The repayment terms for these deferments vary by tenant.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis over the related contractual term as its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its expected credit losses. The loss forecasting tool is comprised of a probability of default model and a loss given default model that utilizes the Company’s loan specific inputs as well as selected forward looking macroeconomic variables and mean loss rates. Based on certain inputs, such as origination year, balance, interest rate as well as collateral value and borrower operating income, the model produces life of loan expected losses on a loan-by-loan basis. As of December 31, 2022, the Company did not anticipate any prepayments therefore the contractual term of its mortgage notes was used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2022 and 2021 consists of the following (in thousands):

	Year of Origination	Interest Rate	Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage	Carrying amount as of December 31,		Unfunded commitments
Description						2022	2021	December 31, 2022
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	Interest only	$29,378	$29,227	$28,243	$—
Fitness & wellness property Omaha, Nebraska	2017	7.85%	1/3/2027	Interest only	10,905	10,898	10,940	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	Interest only	9,090	9,195	9,159	—
Fitness & wellness property Omaha, Nebraska	2016	11.24%	6/30/2030	Interest only	10,539	10,531	10,615	379
Experiential lodging property Nashville, Tennessee	2019	6.99%	9/30/2031	Interest only	70,000	70,576	70,896	—
Ski property Girdwood, Alaska	2019	8.72%	7/31/2032	Interest only	72,777	72,366	45,877	9,223
Fitness & wellness properties Colorado and California	2022	7.15%	1/10/2033	Interest only	56,751	56,911	—	7,799
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	Principal & Interest-fully amortizing	10,253	10,253	10,874	—
Experiential lodging property Breaux Bridge, LA	2022	7.25%	3/8/2034	Interest only	11,305	11,373	—	—
Ski property West Dover and Wilmington, Vermont	2007	12.14%	12/1/2034	Interest only	51,050	51,049	51,047	—
Four ski properties Ohio and Pennsylvania	2007	11.24%	12/1/2034	Interest only	37,562	37,529	37,519	—
Ski property Chesterland, Ohio	2012	11.72%	12/1/2034	Interest only	4,550	4,532	4,516	—
Ski property Hunter, New York	2016	8.88%	1/5/2036	Interest only	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	Interest only	17,505	17,505	17,639	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	Interest only	18,068	18,066	18,198	—
Fitness & wellness property Fort Collins, Colorado	2018	7.85%	1/31/2038	Interest only	10,292	10,089	10,277	—
Early childhood education center Lake Mary, Florida	2019	8.10%	5/9/2039	Interest only	4,200	4,360	4,329	—
Eat & play property Eugene, Oregon	2019	8.13%	6/17/2039	Interest only	14,700	7,780	14,996	—
Early childhood education center Lithia, Florida	2017	8.75%	10/31/2039	Interest only	3,959	4,028	4,034	—
Experiential lodging property Frankenmuth, Michigan	2022	8.25%	10/14/2042	Interest only	—	—	—	68,000
					$463,884	$457,268	$370,159	$85,401

Investment in notes receivable, including related accrued interest receivable, was $2.9 million and $7.3 million at December 31, 2022 and 2021, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the year ended December 31, 2022, the Company recorded an allowance for credit loss of $6.8 million related to one of its mortgage notes receivable secured by an eat & play investment and $3.1 million related to two notes receivable. Although foreclosure was not deemed probable and the principal balance of the mortgage note and notes receivable were not past due at December 31, 2022, based on delays in interest payments and the borrowers' declining financial condition, the Company determined that the borrowers are experiencing financial difficulty. The

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, the Company, in each case, elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. The mortgage note is secured by the real estate assets of the borrower and the notes receivable are secured by the equipment and personal property of the borrowers. The collateral was appraised during the year ended December 31, 2022, which resulted in credit loss expense of $6.8 million for the mortgage note, $1.2 million for one of the notes receivable and $1.9 million for the other note receivable, representing a full reserve for the $1.9 million note receivable. Income from these borrowers is recognized on a cash basis. During the year ended December 31, 2022, the Company wrote-off $1.5 million in accrued interest receivables and fees to "Mortgage and other financing income" in the accompanying consolidated statements of income related to the mortgage note and notes receivables.

During the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreement with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic. Although the borrower was not in default, nor had the borrower declared bankruptcy, the Company determined that these modifications resulted in a troubled debt restructuring. At December 31, 2022, this note receivable was considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The note is secured by the working capital and non-real estate assets of the borrower. The Company assessed the fair value of the collateral as of December 31, 2022 and the note remains fully reserved with an allowance for credit loss totaling $8.4 million, which represents the outstanding principal balance of the note as of December 31, 2022. Income for this borrower is recognized on a cash basis. During the year ended December 31, 2022, the Company received principal payments totaling $0.3 million and $1.2 million in cash basis interest payments on this note receivable.

At December 31, 2022, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $8.4 million, which is fully reserved in the allowance for credit losses at December 31, 2022.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the years ended December 31, 2022 and 2021 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2020	$7,000	$138	$12,854	$12,866	$32,858
Credit loss benefit	(4,876)	(62)	(4,168)	(12,866)	(21,972)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2021	$2,124	$76	$8,686	$—	$10,886
Credit loss expense	6,875	675	3,266	—	10,816
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2022	$8,999	$751	$11,952	$—	$21,702

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
7. Unconsolidated Real Estate Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures as of December 31, 2022 and 2021 (in thousands):

				Investment as of December 31,		Income (Loss) for the Year Ended December 31,
Property Type	Location	Ownership Interest		2022	2021	2022	2021
Experiential lodging	St. Pete Beach, FL	65%	(1)	$18,712	$25,894	$292	$(4,112)
Experiential lodging	Warrens, WI	95%	(2)	10,865	10,068	(1,050)	(943)
Experiential lodging	Breaux Bridge, LA	85%	(3)	17,080	—	(719)	—
Experiential lodging	Harrisville, PA	62%	(4)	6,307	—	(134)	—
Theatres	China	various	(5)	—	708	(61)	(4)
				$52,964	$36,670	$(1,672)	$(5,059)

(1) The Company has equity investments in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement with an eligible independent contractor. The Company's investment in the operating entity is held in a taxable REIT subsidiary (TRS). The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared. On May 18, 2022, the joint venture that holds the real estate refinanced its secured mortgage loan, the new terms of which are described below. In connection with this refinancing, during the year ended December 31, 2022, the Company received $6.7 million in distributions. In addition, the Company received $0.8 million in distributions from operations during the year ended December 31, 2022. No distributions were received during the year ended December 31, 2021. The Company's accounting policy is to classify the distributions on its consolidated statement of cash flows using the nature of the distribution approach based on facts and circumstances surrounding the distributions.

The joint venture that holds the real property has a secured mortgage loan of $105.0 million at December 31, 2022. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

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

The joint venture that holds the real property has a secured mortgage loan of $16.3 million at December 31, 2022 that provides for additional draws of approximately $8.3 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $8.8 million remaining to fund at December 31, 2022.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

(3) The Company has equity investments in two unconsolidated real estate joint ventures related to an experiential lodging property located in Breaux Bridge, Louisiana. The Company's investments in these joint ventures were considered to be variable interest investments, however, the underlying entities are not VIEs. There are two separate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other holds the lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS. The Company accounts for its investment in these joint ventures under the equity method of accounting because control over major decisions is shared.

The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at December 31, 2022. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

(4) The Company has a 92% equity investment in two unconsolidated real estate joint ventures related to an experiential lodging property located in Harrisville, Pennsylvania. There are two separate joint ventures, that through subsequent joint ventures (described below), hold the investments in the real estate of the experiential lodging property and the lodging operations, which are facilitated by a management agreement. The Company's investment in the operating entity is held in a TRS. The Company's investments in these two unconsolidated real estate joint ventures were considered to be variable interest investments and the Company's investment in the joint venture that holds the lodging operations is a VIE. The Company is not the primary beneficiary of the VIE because the Company does not individually have the power to direct the activities that are most important to the joint venture and accordingly this investment in the joint venture that holds the lodging operations is not consolidated. Additionally, the Company's maximum exposure to loss at December 31, 2022, other than the guarantee described below, is its investment in the joint venture that holds the lodging operations of $0.2 million. The Company accounts for its investment in both of these joint ventures under the equity method of accounting.

The Company's investments in the two unconsolidated real estate joint ventures (representing 92% of each joint venture's equity) have a 67% equity interest in two separate consolidated joint ventures, one that holds the investments in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The consolidated joint venture that holds the real estate property has a secured senior mortgage loan commitment of up to $22.5 million at December 31, 2022 in order to fund renovations, with $0.5 million outstanding at December 31, 2022. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $13.6 million remaining to fund at December 31, 2022.

(5) The Company has equity investments in unconsolidated joint ventures for three theatre projects located in China, with ownership interests ranging from 30% to 49%. During the year ended December 31, 2022, the Company recognized $0.6 million in other-than-temporary impairment charges related to these equity investments. The Company determined that these investments had no fair value based primarily on discounted cash flow projections. The Company received distributions of $90 thousand from its investment in these joint ventures for the year ended December 31, 2021. No distributions were received during the year ended December 31, 2022.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
8. Debt

Debt at December 31, 2022 and 2021 consists of the following (in thousands):

	2022	2021
Senior unsecured notes payable, 4.35%, due August 22, 2024 (1)	136,637	136,637
Senior unsecured notes payable, 4.50%, due April 1, 2025 (2)	300,000	300,000
Unsecured revolving variable rate credit facility, LIBOR + 1.20%, due October 6, 2025 (3)	—	—
Senior unsecured notes payable, 4.56%, due August 22, 2026 (1)	179,597	179,597
Senior unsecured notes payable, 4.75%, due December 15, 2026 (2)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (2)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (2)	400,000	400,000
Senior unsecured notes payable, 3.75%, due August 15, 2029 (2)	500,000	500,000
Senior unsecured notes payable, 3.60%, due November 15, 2031 (2) (4)	400,000	400,000
Bonds payable, variable rate, fixed at 2.53% through September 30, 2026, due August 1, 2047 (5)	24,995	24,995
Less: deferred financing costs, net	(31,118)	(36,864)
Total	$2,810,111	$2,804,365

(1) The amended Note Purchase Agreement, which governs the private placement notes, contains certain financial and other covenants that generally conform to the Company's unsecured revolving credit facility.

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

On July 12, 2021, the Company provided notice of its election to terminate the Covenant Relief Period early and was released from the additional provisions and restrictions. Also, as a result of this election, the interest rates for the private placement notes returned to 4.35% and 4.56% for the Series A notes and the Series B notes, respectively. Additionally, during the year ended December 31, 2021, the Company paid down principal of approximately $23.8 million million on its private placement notes resulting from the sale of assets in accordance with the amendments.

On January 14, 2022, the Company amended the Note Purchase Agreement to, among other things: (i) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to conform generally to the changes beneficial to the Company in the corresponding covenants and provisions contained in the Company's Third Amended, Restated and Consolidated Credit Agreement, dated October 6, 2021, and (ii) amend certain financial and other covenants and provisions in the existing Note Purchase Agreement to reflect the prior termination of the Covenant Relief Period and removal of related provisions.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
(3) At December 31, 2022, the Company had no balance outstanding under its $1.0 billion unsecured revolving credit facility. The facility bears interest at a floating rate of LIBOR plus 1.20% (with a LIBOR floor of zero), which was 5.584% at December 31, 2022, and a facility fee of 0.25%. Interest is payable monthly.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
In connection with the amendment, the Company paid $7.5 million in fees to existing lenders that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees related to the unsecured revolving credit facility and are included in "Other assets" in the accompanying balance sheet as of December 31, 2022 and 2021.

(4) On October 27, 2021, the Company issued $400.0 million in aggregate principal amount of senior notes due November 15, 2031 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 3.60%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2022 until the stated maturity date. The notes were issued at 99.174% of their face value and are unsecured. Net proceeds from the note offering were used for the redemption of the Company's senior notes due in 2023 discussed above.

(5) The bonds have a variable interest rate that was approximately 4.43% on a weighted average basis. During the year ended December 31, 2022, the Company amended and restated its interest rate swap agreement on variable rate secured bonds with a notional amount of $25.0 million. This amendment changed the index rate from LIBOR to SOFR and extended the swap termination date by two years to September 30, 2026. The fixed rate of 1.3925% indexed to LIBOR was modified to 2.5325% indexed to SOFR. See Note 9 for further details.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance and certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's debt instruments at December 31, 2022.

Principal payments due on long-term debt obligations subsequent to December 31, 2022 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2023	$—
2024	136,637
2025	300,000
2026	629,597
2027	450,000
Thereafter	1,324,995
Less: deferred financing costs, net	(31,118)
Total	$2,810,111

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Interest on loans	$123,070	$138,805	$152,058
Amortization of deferred financing costs	8,360	7,666	6,606
Credit facility and letter of credit fees	2,682	3,344	3,064
Interest cost capitalized	(1,286)	(1,567)	(1,233)
Interest income	(1,651)	(153)	(2,820)
Interest expense, net	$131,175	$148,095	$157,675

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $11.4 million at December 31, 2022 and no derivative assets at December 31, 2021. The Company had derivative liabilities of $4.9 million at December 31, 2021 and no derivative liabilities at December 31, 2022. The Company has not posted or received collateral with its derivative counterparties as of December 31, 2022 and 2021. See Note 10 for disclosures relating to the fair value of the derivative instruments.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions including the effect of changes in foreign currency exchange rates on foreign currency transactions and interest rates on its SOFR based borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

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

During the year ended December 31, 2022, the Company amended and restated its interest rate swap agreement on its variable rate secured bonds with a notional amount of $25.0 million. This amendment changed the index rate from LIBOR to SOFR and extended the termination date by two years to September 30, 2026. The fixed rate of 1.3925% indexed to LIBOR was modified to 2.5325% indexed to SOFR. The Company used a strategy commonly referred to as blend and extend which allows the asset position of the terminated interest rate swap agreement of approximately $1.4 million to be effectively blended into the new interest rate swap agreement. At December 31, 2022, the Company had only this interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of December 31, 2022 is summarized below:

Fixed rate	Notional Amount (in millions)	Index	Maturity
2.5325%	$25.0	USD SOFR	September 30, 2026

The change in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2022, the Company estimates that during the twelve months ending December 31, 2023, $1.0 million of gains will be reclassified from AOCI to interest expense.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of December 31, 2022, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2022, the Company estimates that during the twelve months ending December 31, 2023, $0.9 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2022, the Company had the following foreign currency forwards designated as net investment hedges:

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2022, 2021 and 2020:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	Year Ended December 31,
Description	2022	2021	2020
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$1,539	$(2,944)	$(11,612)
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	96	(9,156)	(6,159)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	1,898	(99)	5
Amount of Income (Expense) Reclassified from AOCI into Earnings (2)	276	(262)	441
Net Investment Hedges
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	665	(518)	(4,664)
Amount of Income Recognized in Earnings (2) (3)	170	367	599
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	8,686	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative	$12,788	$(3,561)	$(16,271)
Amount of Income (Expense) Reclassified from AOCI into Earnings	372	(9,418)	(5,718)
Amount of Income Recognized in Earnings	170	367	599

Interest expense, net in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$131,175	$148,095	$157,675
Other income in accompanying consolidated statements of income (loss) and comprehensive income (loss)	$47,382	$18,816	$9,139
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

As of December 31, 2022, the Company had no derivatives in a liability position related to these agreements. As of December 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
The table below presents the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2022 and 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2022:
Cross Currency Swaps (1)	$—	$1,523	$—	$1,523
Currency Forward Agreements (1)	$—	$8,686	$—	$8,686
Interest Rate Swap Agreements (1)	$—	$1,240	$—	$1,240
2021:
Cross Currency Swaps (2)	$—	$(4,626)	$—	$(4,626)
Interest Rate Swap Agreements (2)	$—	$(262)	$—	$(262)
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2022 and 2021
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2022:
Real estate investments, net	$—	$4,700	$33,670	$38,370
Operating lease right-of-use asset	—	—	7,006	7,006
Mortgage notes and related accrued interest receivable	—	—	7,780	7,780
Investment in joint ventures	—	—	—	—
Other assets (1)	—	—	1,316	1,316
2021:
Real estate investments, net	$—	$6,956	$—	$6,956
Other assets (1)	—	—	—	—
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

As further discussed in Note 4, during the year ended December 31, 2022, the Company recorded impairment charges of $27.3 million, of which $25.3 million related to real estate investments, net, and $2.0 million related to an operating lease right-of-use asset. Management estimated the fair value of these investments taking into account various factors including purchase offers, independent appraisals, shortened hold periods and current market conditions. The Company determined, based on the inputs, that its valuation of one of its properties with a purchase offer was classified as Level 2 of the fair value hierarchy and was measured at fair value. Six properties, one of which included an operating lease right-of-use asset, were measured at fair value using independent appraisals which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents which ranged from $6 per square foot to $22 per square foot, discount rates which ranged from 7.75% to 9.75% and terminal capitalization rates ranging from 7.00% to 8.75% for the properties not under ground lease.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Significant inputs and assumptions used in the right-of-use asset appraisal included a market rate of $25 per square foot and a discount rate of 8.50%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

As further discussed in Note 6, during the year ended December 31, 2022, the Company recorded an allowance for credit losses of $6.8 million related to one mortgage note and $1.2 million related to one note receivable, as a result of recent changes in the borrower's financial status. Management valued the mortgage note and note receivable based on the fair value of the underlying collateral determined using independent appraisals which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents of approximately $20 per square foot and a discount rate of 6.75%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable. Additionally, during the year ended December 31, 2022, the Company recorded an allowance for credit losses totaling $1.9 million related to one note receivable to fully reserve the outstanding principal balance of $1.9 million, as a result of recent changes in the borrower's financial status. Management valued the note receivable based on the fair value of the underlying collateral which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower, and was classified within Level 3 of the fair value hierarchy.

Additionally, as further discussed in Note 7, during the year ended December 31, 2022, the Company recorded impairment charges of $0.6 million related to its investment in joint ventures. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

As discussed further in Note 4, during the year ended December 31, 2021, the Company recorded impairment charges of $2.7 million related to real estate investments, net, on two of its properties. Management estimated the fair values of these investments taking into account various factors including purchase offers, shortened hold periods and market conditions. The Company determined, based on the inputs, that the valuation of these properties with purchase offers were classified within Level 2 of the fair value hierarchy and were measured at fair value.

As discussed further in Note 6, during the year ended December 31, 2020, the Company entered into an amended and restated loan and security agreements with one of its notes receivable borrowers in response to the impacts of the COVID-19 pandemic and the Company recorded expected credit loss to fully reserve the outstanding principal balance. Management valued the loan based on the fair value of the underlying collateral which was based on review of the financial statements of the borrower, and was classified within Level 2 of the fair value hierarchy at December 31, 2022 and 2021.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2022 and 2021:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2022, the Company had a carrying value of $457.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.92%. The fixed rate mortgage notes bear interest at rates of 6.99% to 12.14%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.15% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $500.0 million with an estimated weighted average market rate of 7.70% at December 31, 2022.

At December 31, 2021, the Company had a carrying value of $370.2 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2022, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 4.43%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2022.

At December 31, 2021, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 0.15%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2021.

At both December 31, 2022 and 2021, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by interest rate swap agreements. See Note 9 for additional information related to the Company's interest rate swap agreements.

At December 31, 2022, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using December 31, 2022 market rates of 7.42% to 8.35%, management estimates the fair value of the fixed rate debt to be approximately $2.39 billion with an estimated weighted average market rate of 7.94% at December 31, 2022.

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

11. Common and Preferred Shares

On June 3, 2022, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depository shares, warrants and units. The Company may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplements, or other offering materials, at the time of any offering.

Additionally, on June 3, 2022, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan) which permits the issuance of up to 25,000,000 common shares.

Common Shares
The Company's Board declared cash dividends totaling $3.25 and $1.50 per common share for the years ended December 31, 2022 and 2021, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2022 and 2021 are as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	Cash Distributions Per Share
	2022	2021
Taxable ordinary income (1)	$2.5906	$1.2500
Return of capital	0.6344	—
Long-term capital gain	—	—
Totals	$3.2250	$1.2500
(1) Amounts qualify in their entirety as 199A distributions.

During the year ended December 31, 2022 and 2021, the Company issued an aggregate of 23,196 and 11,798 common shares under its DSP Plan for net proceeds of $1.1 million and $0.6 million, respectively.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2022, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4192 common shares per Series C preferred share, which is equivalent to a conversion price of $59.64 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

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

The Company's Board declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2022 and 2021. There were non-cash distributions associated with conversion adjustments of $0.1735 and $0.0522 per Series C preferred share for the years ended December 31, 2022 and 2021, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2022 and 2021 are as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	Cash Distributions per Share
	2022	2021
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

	Non-cash Distributions per Share
	2022	2021
Taxable ordinary income (2)	$0.1735	$0.0522
Return of capital	—	—
Long-term capital gain	—	—
Totals	$0.1735	$0.0522
(2) Amounts qualify in their entirety as 199A distributions for the year ended December 31, 2021. For the year ended December 31, 2022, no amounts qualify as 199A distributions.

Series E Convertible Preferred Shares
The Company has outstanding 3.4 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2022, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4826 common shares per Series E preferred share, which is equivalent to a conversion price of $51.80 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Company's Board declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2022 and 2021. There were no non-cash distributions associated with conversion adjustments per Series E preferred share for both years ended December 31, 2022 and 2021. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2022 and 2021 are as follows:

	Cash Distributions per Share
	2022	2021
Taxable ordinary income (1)	$2.2500	$2.2500
Return of capital	—	—
Long-term capital gain	—	—
Totals	$2.2500	$2.2500
(1) Amounts qualify in their entirety as 199A distributions.

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

The Company's Board declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2022 and 2021. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2022 and 2021 are as follows:

	Cash Distributions per Share
	2022	2021
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands except per share information):

	Year Ended December 31, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$176,229
Less: preferred dividend requirements	(24,141)
Net income available to common shareholders	$152,088	74,967	$2.03
Diluted EPS:
Net income available to common shareholders	$152,088	74,967
Effect of dilutive securities:
Share options and performance shares	—	76
Net income available to common shareholders	$152,088	75,043	$2.03

	Year Ended December 31, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$98,606
Less: preferred dividend requirements	(24,134)
Net income available to common shareholders	$74,472	74,755	$1.00
Diluted EPS:
Net income available to common shareholders	$74,472	74,755
Effect of dilutive securities:
Share options and performance shares	—	1
Net income available to common shareholders	$74,472	74,756	$1.00

	Year Ended December 31, 2020
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net loss	$(131,728)
Less: preferred dividend requirements	(24,136)
Net loss available to common shareholders	$(155,864)	75,994	$(2.05)
Diluted EPS:
Net loss available to common shareholders	$(155,864)	75,994
Effect of dilutive securities:
Share options	—	—
Net loss available to common shareholders	$(155,864)	75,994	$(2.05)

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

The following shares have an anti-dilutive effect and are therefore excluded from the calculation of diluted earnings per share:
•The additional 2.3 million common shares for the year ended December 31, 2022 and 2.2 million common shares for both years ended December 31, 2021 and 2020 that would result from the conversion of the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for the years ended December 31, 2022, 2021 and 2020.
•Outstanding options to purchase 96 thousand common shares at per share prices ranging from $44.44 to $76.63 for the year ended December 31, 2022.
•Outstanding options to purchase 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the year ended December 31, 2021.
•Outstanding options to purchase 117 thousand common shares at per share prices ranging from $44.62 to $76.63 for the year ended December 31, 2020.
•The effect of 99 thousand contingently issuable performance shares granted during 2022 for the year ended December 31, 2022.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for the years ended December 31, 2022, 2021 and 2020.

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

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At December 31, 2022, there were 1,983,595 shares available for grant under the 2016 Equity Incentive Plan.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2019	118,030	$44.62	—	$76.63	$55.63
Exercised	(1,410)	44.98	—	44.98	44.98
Granted	2,890	69.19	—	69.19	69.19
Forfeited/Expired	(2,820)	44.98	—	44.98	44.98
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36
Exercised	(5,051)	45.20	—	47.77	47.27
Granted	1,838	44.44	—	44.44	44.44
Forfeited/Expired	(4,806)	45.20	—	61.79	51.42
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79
Exercised	(12,559)	44.62	—	47.15	46.43
Outstanding at December 31, 2022	96,112	$44.44	—	$76.63	$58.15

The weighted average fair value of options granted was $20.34 and $3.73 during 2021 and 2020, respectively. No options were granted during the year ended December 31, 2022. The intrinsic value of stock options exercised was

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
$62 thousand, $14 thousand, and $22 thousand during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company repurchased 11,590 shares in conjunction with the stock options exercised during the year ended December 31, 2022 with a total value of $594 thousand.

The following table summarizes outstanding and exercisable options at December 31, 2022:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
44.44 - 49.99	8,750	5.6			7,372	1.6
50.00 - 59.99	31,008	1.5			31,008	1.5
60.00 - 69.99	52,198	3.5			50,754	2.8
70.00 - 76.63	4,156	5.0			3,671	4.9
	96,112	3.1	$58.15	$—	92,805	2.3	$58.10	$—

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2021	478,554	$56.57
Granted	243,286	46.65
Vested	(215,752)	59.94
Forfeited	(2,176)	46.98
Outstanding at December 31, 2022	503,912	$50.38	0.86
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $10.2 million, $6.6 million, and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, unamortized share-based compensation expense related to nonvested shares was $9.5 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2023	$5,250
2024	3,030
2025	1,217
Total	$9,497

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Number of Performance Shares
Outstanding at December 31, 2021	158,776
Granted	98,610
Vested	—
Forfeited	—
Outstanding at December 31, 2022	257,386

The number of common shares issuable upon settlement of the performance shares granted during the years ended December 31, 2022, 2021 and 2020 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2024, 2023 and 2022: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.0 million, $6.6 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2024, 2023 and 2022 for performance shares granted in 2022, 2021 and 2020, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the years ended December 31, 2022, 2021 and 2020, respectively: risk-free interest rate of 1.7%, 0.2% and 1.4%, volatility factors in the expected market price of the Company's common shares of 71%, 69% and 18% and an expected life of approximately three years.

The performance shares based on growth in AFFO have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2022, achievement of the performance condition was deemed probable for the performance shares granted during the year ended December 31, 2022 and 2021, with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million for each period. The performance condition for the performance shares granted during the year ended December 31, 2020 was not achieved resulting in no pay-out.

At December 31, 2022, unamortized share-based compensation expense related to nonvested performance shares was $8.5 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2023	$5,713
2024	2,775
2025	—
Total	$8,488

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the years ended December 31, 2022 and 2021, the Company accrued dividend equivalents expected to be paid on earned awards of $579 thousand and $158 thousand, respectively. No dividend equivalents were paid for the years ended December 31, 2022 and 2021.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2021	43,306	$49.15
Granted	41,399	50.49
Vested	(46,100)	49.00
Outstanding at December 31, 2022	38,605	$50.77	0.42
The holders of restricted share units receive dividend equivalents from the date of grant. At December 31, 2022, unamortized share-based compensation expense related to restricted share units was $817 thousand which will be recognized in 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
15. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 27 years. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at December 31, 2022 and 2021 (in thousands):

	December 31, 2022				December 31, 2021
	Operating leases	Sub-lessor operating ground leases			Operating leases	Sub-lessor operating ground leases
	Amount (1) (2)	Amount (1) (2)	Total		Amount (1) (2)	Amount (1) (2)	Total
Year:				Year:
2023	$534,742	$24,795	$559,537	2022	$487,344	$23,232	$510,576
2024	519,773	25,981	545,754	2023	487,624	22,915	510,539
2025	513,408	26,118	539,526	2024	485,383	22,415	507,798
2026	510,542	24,253	534,795	2025	480,161	22,552	502,713
2027	480,005	23,493	503,498	2026	477,702	20,687	498,389
Thereafter	3,485,821	220,365	3,706,186	Thereafter	3,687,535	185,964	3,873,499
Total	$6,044,291	$345,005	$6,389,296	Total	$6,105,749	$297,765	$6,403,514
(1) Amounts presented above are based on contractual obligations and exclude the impact of COVID-19 deferred rent payments. As of December 31, 2022, receivables from tenants included fixed rent payments of approximately $2.1 million that were deferred due to the COVID-19 pandemic and determined to be collectible. The Company is currently scheduled to collect approximately $1.6 million in 2023 and $0.5 million in 2024.
(2) Included in rental revenue.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2022 and 2021, the Company was lessee in 52 and 51 operating ground leases, respectively, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2022, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2022, the ground lease arrangements have remaining terms ranging from two years to 44 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of December 31, 2022, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2022 and 2021, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2022			December 31, 2021
	Ground Leases (1)	Office lease (2)		Ground Leases (1)	Office lease (2)
Year:			Year:
2023	$26,317	$958	2022	$24,753	$967
2024	27,504	958	2023	24,440	967
2025	27,622	958	2024	23,939	967
2026	25,796	717	2025	24,058	967
2027	24,235	—	2026	22,232	724
Thereafter	235,792	—	Thereafter	202,135	—
Total lease payments	$367,266	$3,591		$321,557	$4,592
Less: imputed interest	129,066	384		106,878	476
Present value of lease liabilities	$238,200	$3,207		$214,679	$4,116
(1) Included in property operating expense.
(2) Included in general and administrative expense.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2022 and 2021 (in thousands):

		As of December 31,
	Classification	2022	2021
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$198,009	$176,984
Office lease asset	Operating lease right-of-use assets	2,976	3,824
Total operating lease right-of-use assets		$200,985	$180,808
Sub-lessor straight-line rent receivable	Accounts receivable	14,586	12,894
Total leased assets		$215,571	$193,702
Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$238,200	$214,679
Office lease liability	Operating lease liabilities	3,207	4,116
Total lease liabilities		$241,407	$218,795

The following table summarizes rental revenue, including sublease arrangements and lease costs, including impairment charges on operating lease right-of-use assets for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		Year ended December 31,
	Classification	2022	2021	2020
Rental revenue
Operating leases (1)	Rental revenue	$551,383	$457,063	$361,393
Sublease income - operating ground leases (2)	Rental revenue	24,218	21,819	10,783
Lease costs
Operating ground lease cost	Property operating expense	$25,167	$22,863	$24,386
Operating office lease cost	General and administrative expense	904	905	905
Operating lease right-of-use asset impairment charges (3)	Impairment charges	1,968	—	15,009

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
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

(3) During the years ended December 31, 2022 and 2020, the Company recognized impairment charges of $2.0 million and $15.0 million, respectively. See Note 4 for the details on these impairments.

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for arrangements where the Company is the lessee as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Weighted-average remaining lease term in years
Operating ground leases	15.1	15.0
Operating office lease	3.8	4.8
Weighted-average discount rate
Operating ground leases	5.31%	4.97%
Operating office lease	6.04%	4.62%

16. Other Commitments and Contingencies

As of December 31, 2022, the Company had 15 development projects with commitments to fund an aggregate of approximately $205.1 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2022, the Company had four mortgage notes with commitments totaling approximately $85.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2022, the Company had three surety bonds outstanding totaling $2.7 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
17. Segment Information

The Company groups its investments into two reportable segments: Experiential and Education.

The financial information summarized below is presented by reportable segment (in thousands):

Balance Sheet Data:
	As of December 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,164,710	$473,580	$120,411	$5,758,701

	As of December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$4,995,241	$505,086	$300,823	$5,801,150

Operating Data:
	For the Year Ended December 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$535,382	$40,219	$—	$575,601
Other income	37,558	7,000	2,824	47,382
Mortgage and other financing income	34,139	909	—	35,048
Total revenue	607,079	48,128	2,824	658,031
Property operating expense	55,499	(8)	494	55,985
Other expense	33,984	—	(175)	33,809
Total investment expenses	89,483	(8)	319	89,794
Net operating income - before unallocated items	517,596	48,136	2,505	568,237

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(51,579)
Transaction costs				(4,533)
Credit loss expense				(10,816)
Impairment charges				(27,349)
Depreciation and amortization				(163,652)
Gain on sale of real estate				651
Interest expense, net				(131,175)
Equity in loss from joint ventures				(1,672)
Impairment charges on joint ventures				(647)
Income tax expense				(1,236)
Net income				176,229
Preferred dividend requirements				(24,141)
Net income available to common shareholders of EPR Properties				$152,088

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

	For the Year Ended December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$441,423	$37,459	$—	$478,882
Other income	18,416	—	400	18,816
Mortgage and other financing income	32,980	1,002	—	33,982
Total revenue	492,819	38,461	400	531,680
Property operating expense	56,027	(109)	821	56,739
Other expense	21,864	—	(123)	21,741
Total investment expenses	77,891	(109)	698	78,480
Net operating income - before unallocated items	414,928	38,570	(298)	453,200

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(44,362)
Transaction costs				(3,402)
Credit loss benefit				21,972
Impairment charges				(2,711)
Depreciation and amortization				(163,770)
Gain on sale of real estate				17,881
Costs associated with loan refinancing or payoff				(25,451)
Interest expense, net				(148,095)
Equity in loss from joint ventures				(5,059)
Income tax expense				(1,597)
Net income				98,606
Preferred dividend requirements				(24,134)
Net income available to common shareholders of EPR Properties				$74,472

	For the Year Ended December 31, 2020
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$311,130	$61,046	$—	$372,176
Other income	8,085	13	1,041	9,139
Mortgage and other financing income	32,017	1,329	—	33,346
Total revenue	351,232	62,388	1,041	414,661
Property operating expense	55,500	2,283	804	58,587
Other expense	16,513	—	(39)	16,474
Total investment expenses	72,013	2,283	765	75,061
Net operating income - before unallocated items	279,219	60,105	276	339,600

Reconciliation to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):
General and administrative expense				(42,596)
Severance expense				(2,868)
Transaction costs				(5,436)
Credit loss expense				(30,695)
Impairment charges				(85,657)
Depreciation and amortization				(170,333)
Gain on sale of real estate				50,119
Costs associated with loan refinancing or payoff				(1,632)
Interest expense, net				(157,675)
Equity in loss from joint ventures				(4,552)
Impairment charges on joint ventures				(3,247)
Income tax expense				(16,756)
Net loss				(131,728)
Preferred dividend requirements				(24,136)
Net loss available to common shareholders of EPR Properties				$(155,864)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Sugar Land, TX	$—	$—	$19,100	$4,152	$—	$23,252	$23,252	$(12,707)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(11,395)	11/97	40 years
Columbus, OH	—	—	12,685	771	—	13,456	13,456	(8,081)	11/97	40 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(9,817)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(13,695)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(8,411)	11/97	40 years
Houston, TX	—	7,957	22,861	(1,455)	7,712	21,651	29,363	(13,473)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(18,527)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(14,261)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(16,489)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(19,362)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(4,533)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(13,526)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(8,400)	12/98	40 years
Boise, ID	—	—	16,003	400	—	16,403	16,403	(9,660)	12/98	40 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(7,537)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(8,844)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(6,718)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(7,719)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(3,829)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(3,531)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(7,183)	03/02	40 years
Greenville, SC	—	1,660	7,570	473	1,660	8,043	9,703	(4,041)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(12,602)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(10,371)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(8,945)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(11,155)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(4,012)	12/02	40 years
Macon, GA	—	1,982	5,056	1,462	1,982	6,518	8,500	(2,581)	03/03	40 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(2,199)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(4,399)	11/03	40 years
Hialeah, FL	—	7,985	—	22	7,985	22	8,007	(2)	12/03	5 years
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(8,227)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	20	4,869	18,163	23,032	(8,506)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(8,506)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(5,146)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(4,767)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(5,776)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(4,118)	12/04	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(5,113)	12/04	40 years
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(3,745)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(5,112)	03/05	40 years
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(3,903)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(2,504)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(4,776)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,627)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,642)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(7,410)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(2,053)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(5,111)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(6,208)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(2,874)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(6,252)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(6,044)	08/06	40 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(6,040)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(4,600)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(4,671)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(2,807)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(8,264)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(3,750)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(543)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(4,022)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(575)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(2,348)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(4,159)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(560)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,533)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(1,265)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,767)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(1,329)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(3,125)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(2,134)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(2,382)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(1,556)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(715)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(3,565)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(615)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(1,037)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(1,975)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,469)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(1,556)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(1,777)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(3,913)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	2,056	4,356	13,589	17,945	(3,930)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(3,339)	06/10	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(4,455)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(3,939)	06/10	40 years
Hooksett, NH	—	2,639	11,605	1,376	2,639	12,981	15,620	(3,599)	03/11	40 years
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(1,266)	03/11	40 years
Merrimack, NH	—	3,160	5,642	107	3,160	5,749	8,909	(1,684)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(2,106)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(1,266)	04/11	40 years
Dallas, TX	—	—	12,146	(12,146)	—	—	—	—	03/12	n/a
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(3,119)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,500)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(2,159)	09/12	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(1,902)	11/12	40 years
Gainesville, VA	—	—	10,846	95	—	10,941	10,941	(2,474)	02/13	40 years
Lafayette, LA	14,360	—	12,728	1,438	—	14,166	14,166	(3,000)	08/13	40 years
New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(377)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(2,191)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,648	1,579	27,252	28,831	(8,252)	10/13	40 years
Warrenville, IL	—	14,000	17,318	(5,417)	8,270	17,631	25,901	(5,397)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(2,260)	08/13	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(396)	04/14	40 years
Seymour, IN	—	1,028	2,291	—	1,028	2,291	3,319	(534)	04/14	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(2,879)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(2,358)	04/14	40 years
New Albany, IN	—	2,461	14,807	—	2,461	14,807	17,268	(3,348)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(4,406)	04/14	40 years
Williamsport, PA	—	2,243	6,684	—	2,243	6,684	8,927	(1,592)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(2,010)	04/14	40 years
Moline, IL	—	1,963	10,183	—	1,963	10,183	12,146	(2,330)	04/14	40 years
O'Fallon, MO	—	1,046	7,342	—	1,046	7,342	8,388	(1,670)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(3,841)	04/14	40 years
Sterling Heights, MI	—	10,849	—	(3,712)	6,949	188	7,137	(147)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(1,269)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(1,358)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(6,685)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(1,515)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(4,287)	07/15	25 years
Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	(1,380)	12/15	40 years
Corpus, Christi, TX	—	1,286	8,252	—	1,286	8,252	9,538	(1,221)	12/15	40 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(1,431)	06/16	25 years
Franklin, TN	—	10,158	17,549	9,018	10,158	26,567	36,725	(6,966)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(4,602)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(3,841)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(5,806)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,245	2,784	12,279	15,063	(2,403)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(1,666)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(2,839)	11/16	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(1,304)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(2,480)	05/17	27 years
Wichita, KS	—	267	7,535	(6,312)	67	1,423	1,490	—	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(5,937)	05/17	23 years
Richmond, TX	—	7,251	36,534	(27)	7,251	36,507	43,758	(5,444)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(3,912)	08/17	40 years
Cleveland, OH	—	5,060	21,072	374	5,060	21,446	26,506	(5,217)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(1,518)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(977)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(3,270)	06/18	40 years
Long Island, NY	—	—	12,479	(2,449)	—	10,030	10,030	—	12/18	25 years
Beaumont, CA	—	2,421	12,026	—	2,421	12,026	14,447	(573)	01/19	40 years
Brandywine, MD	—	5,251	10,520	—	5,251	10,520	15,771	(1,363)	03/19	34 years
Cincinnati, OH	—	2,831	11,430	—	2,831	11,430	14,261	(1,408)	03/19	35 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(2,827)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(1,807)	03/19	37 years
Savoy, IL	—	1,938	10,554	904	1,938	11,458	13,396	(2,172)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(3,568)	06/19	30 years
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(2,616)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(1,729)	06/19	40 years
Columbia, MD	—	12,642	14,152	—	12,642	14,152	26,794	(1,860)	06/19	34 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(1,774)	06/19	35 years
Foothill Ranch, CA	—	7,653	14,090	—	7,653	14,090	21,743	(2,431)	06/19	29 years
Wilsonville, OR	—	2,742	1,301	—	2,742	1,301	4,043	(370)	06/19	23 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(1,835)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(1,375)	06/19	30 years
Abingdon, MD	—	4,613	6,171	—	4,613	6,171	10,784	(1,356)	06/19	24 years
Midland, TX	—	2,495	12,965	—	2,495	12,965	15,460	(1,577)	06/19	35 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(1,356)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(1,373)	06/19	23 years
Woodway, TX	—	2,376	7,309	—	2,376	7,309	9,685	(1,467)	06/19	24 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(1,043)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(663)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(825)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(819)	06/19	24 years
New Hartford, NY	—	946	11,985	(141)	946	11,844	12,790	(1,393)	10/19	31 years
Columbus, OH	—	5,211	14,179	571	5,211	14,750	19,961	(1,881)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(2,740)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(881)	12/19	28 years
Bluffton, SC	—	1,912	3,053	202	1,912	3,255	5,167	(550)	03/20	25 years
Cherry Hill, NJ	—	5,038	9,206	—	5,038	9,206	14,244	(1,885)	03/20	25 years

Eat & Play
Westminster, CO	—	12,055	29,914	25,132	10,848	56,253	67,101	(31,747)	06/99	40 years
New Rochelle, NY	—	6,100	97,696	14,357	6,100	112,053	118,153	(54,432)	10/03	40 years
Kanata, ON	—	10,044	36,630	29,943	9,303	67,314	76,617	(29,479)	03/04	40 years
Mississagua, ON	—	9,221	17,593	20,969	11,231	36,552	47,783	(14,706)	03/04	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Oakville, ON	—	10,044	23,646	13,892	9,303	38,279	47,582	(16,426)	03/04	40 years
Whitby, ON	—	10,202	21,960	30,921	12,139	50,944	63,083	(20,765)	03/04	40 years
Burbank, CA	—	16,584	35,016	12,852	16,584	47,868	64,452	(19,338)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(2,115)	07/11	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(4,105)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(4,178)	02/12	30 years
Jacksonville, FL	—	4,510	5,061	4,748	4,510	9,809	14,319	(3,758)	02/12	30 years
Indianapolis, IN	—	4,298	6,320	(4,754)	1,813	4,051	5,864	(1,129)	02/12	40 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(2,164)	03/12	40 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(3,383)	09/12	40 years
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(3,021)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	(19)	5,589	16,616	22,205	(3,531)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(3,600)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(3,147)	07/13	40 years
Warrenville, IL	—	—	6,469	9,625	2,906	13,188	16,094	(4,466)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(3,137)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(3,230)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(3,173)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(3,243)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(3,572)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(3,206)	06/14	40 years
Ashburn VA	—	—	16,873	101	—	16,974	16,974	(3,103)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(3,596)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(3,032)	09/14	40 years
Webster, TX	—	5,631	17,732	799	5,210	18,952	24,162	(3,376)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(3,324)	12/14	40 years
Edison, NJ	—	—	22,792	1,489	—	24,281	24,281	(3,632)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(3,210)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(3,470)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(3,667)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(3,333)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(2,664)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(3,048)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(2,137)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(2,484)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(3,696)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(1,320)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(1,689)	08/17	40 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(2,383)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(2,655)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(2,483)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(2,829)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(2,688)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(2,475)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(2,199)	09/18	40 years
Eugene, OR	—	1,321	—	—	1,321	—	1,321	—	06/19	n/a

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Katy, TX	—	5,210	16,247	232	3,431	18,258	21,689	(1,351)	06/19	40 years
Gwinnett, GA	—	3,318	17,873	—	3,318	17,873	21,191	(1,131)	06/20	40 years
San Jose, CA	—	—	26,752	—	—	26,752	26,752	(1,489)	03/21	40 years
Ontario, CA	—	—	34,943	—	—	34,943	34,943	(1,070)	12/21	40 years

Ski
Bellfontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(5,870)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(19,883)	09/13	40 years
Northstar, CA	—	56,005	106,644	—	56,005	106,644	162,649	(30,543)	04/17	40 years

Attractions
Kiamesha Lake, NY	—	34,897	228,462	(5,165)	34,897	223,297	258,194	(40,435)	07/10	30 years
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(22,564)	05/15	40 years
Denver, CO	—	753	6,218	—	753	6,218	6,971	(1,226)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(1,354)	03/17	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(12,063)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(4,187)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(1,154)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(7,020)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(4,416)	04/17	30 years
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(7,620)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(5,997)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(2,314)	04/17	30 years
Federal Way, WA	—	—	13,949	(12,149)	—	1,800	1,800	(490)	04/17	12 years
Colony, TX	—	—	7,617	305	—	7,922	7,922	(3,828)	04/17	30 years
Garland, TX	—	—	5,601	1,188	—	6,789	6,789	(2,661)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(7,543)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(3,814)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(1,540)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(1,863)	10/17	30 years
Valcartier, QC	—	5,906	81,534	—	5,906	81,534	87,440	(2,262)	06/22	31 years
Ottawa, ON	—	13,482	32,357	—	13,482	32,357	45,839	(1,153)	06/22	20 years

Experiential Lodging
Pigeon Forge, TN	—	5,697	14,100	16,869	8,604	28,062	36,666	(1,363)	04/20	15 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(3,235)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(1,231)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(1,076)	01/18	30 years
Pagosa Springs, CO	—	9,791	15,635	2,339	9,791	17,974	27,765	(3,435)	06/18	30 years
Chicago, IL	—	4,501	13,461	—	4,501	13,461	17,962	(373)	02/22	40 years

Gaming
Kiamesha Lake, NY	—	155,658	—	19,524	156,785	18,397	175,182	(1,842)	07/10	50 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Cultural
St. Louis, MO	—	5,481	41,951	—	5,481	41,951	47,432	(5,952)	12/18	40 years
Branson, MO	—	1,847	7,599	—	1,847	7,599	9,446	(796)	05/19	40 years
Pigeon Forge, TN	—	4,849	9,668	—	4,849	9,668	14,517	(1,023)	05/19	40 years

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	902	986	4,426	5,412	(1,339)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	222	1,308	7,497	8,805	(2,383)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	979	1,149	10,818	11,967	(3,061)	08/13	40 years
Coppell, TX	—	1,547	10,168	635	1,547	10,803	12,350	(3,153)	09/13	30 years
Las Vegas, NV	—	944	9,191	373	944	9,564	10,508	(2,913)	09/13	30 years
Las Vegas, NV	—	985	6,721	(2,705)	828	4,173	5,001	—	09/13	30 years
Mesa, AZ	—	762	6,987	1,501	762	8,488	9,250	(2,925)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	316	1,295	9,508	10,803	(2,731)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	418	1,278	11,160	12,438	(3,003)	07/14	30 years
Thornton, CO	—	1,384	10,542	(6,116)	841	4,969	5,810	—	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(905)	07/14	30 years
Centennial, CO	—	1,249	10,771	(5,700)	814	5,506	6,320	—	08/14	30 years
McKinney, TX	—	1,812	12,419	1,841	1,812	14,260	16,072	(3,886)	11/14	30 years
Ashburn, VA	—	2,289	14,748	(12,017)	876	4,144	5,020	—	06/15	30 years
West Chester, OH	—	1,807	12,913	455	1,807	13,368	15,175	(3,047)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(3,159)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	523	2,603	16,136	18,739	(3,479)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	561	3,743	15,488	19,231	(4,058)	08/15	30 years
Carmel, IN	—	1,567	12,854	366	1,561	13,226	14,787	(3,071)	09/15	30 years
Fishers, IN	—	1,226	13,144	700	1,226	13,844	15,070	(2,792)	12/15	30 years
Westerville, OH	—	2,988	14,339	362	2,988	14,701	17,689	(3,402)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	(1,287)	1,476	13,135	14,611	(2,874)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(326)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(215)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(756)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(986)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(989)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(416)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(762)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(903)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(169)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(393)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(320)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(329)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(482)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(598)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(444)	01/17	35 years
Lewis Center, OH	—	410	4,285	—	410	4,285	4,695	(639)	01/17	35 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(627)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(435)	01/17	35 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2022
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(235)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(906)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(525)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(295)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(909)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(537)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(550)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(305)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(762)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(502)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(364)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(918)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(336)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(333)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(1,127)	03/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(550)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(98)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(637)	02/18	35 years
McKinney, TX	—	1,233	4,447	—	1,233	4,447	5,680	(576)	02/18	30 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(521)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(529)	09/18	35 years
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(316)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(552)	08/19	24 years

Private Schools
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(8,772)	02/14	40 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(1,155)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(845)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(1,129)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(886)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(1,456)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(396)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(229)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(1,660)	01/17	35 years

Property under development	—	76,029	—	—	76,029	—	76,029	—	n/a	n/a
Land held for development	—	20,168	—	—	20,168	—	20,168	—	n/a	n/a
Senior unsecured notes payable	2,816,234	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(31,118)	—	—	—	—	—	—	—
Total	$2,810,111	$1,346,062	$4,388,502	$378,409	$1,332,555	$4,780,418	$6,112,973	$(1,302,640)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2022

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$5,943,355
Acquisition and development of real estate investments during the year	223,514
Disposition of real estate investments during the year	(11,018)
Impairment of real estate investments during the year	(42,878)
Balance at close of year	$6,112,973
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$1,167,734
Depreciation during the year	153,242
Disposition of real estate investments during the year	(839)
Impairment of real estate investments during the year	(17,497)
Balance at close of year	$1,302,640
See accompanying report of independent registered public accounting firm.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Evaluation of disclosures controls and procedures
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 24, 2023 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers” and "Delinquent Section 16(a) Reports" the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
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

4.11.1	Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11.1

4.11.2	First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11.2

4.11.3	Second Amendment to Note Purchase Agreement, dated June 29, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 4.11.3

4.11.4	Third Amendment to Note Purchase Agreement, dated December 24, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.4 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.11.4

4.11.5	Fourth Amendment to Note Purchase Agreement, dated January 14, 2022, by and among the Company and the purchasers named therein, which is attached hereto as Exhibit 4.11.5 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 23, 2022, is hereby incorporated by reference as Exhibit 4.11.5

4.12	Description of Securities Registered under Section 12 of the Exchange Act, which is attached as Exhibit 4.12 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.12

10.1.1	Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on October 6, 2021, is hereby incorporated by reference as Exhibit 10.1.1

10.1.2	Amendment No. 1 to Third Amended, Restated and Consolidated Credit Agreement, dated February 17, 2023, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto is attached hereto as Exhibit 10.1.2

10.2*	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3*	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*	2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*	EPR Properties 2016 Equity Incentive Plan (as amended and restated effective May 28, 2021), which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 1, 2021, is hereby incorporated by reference as Exhibit 10.9

10.10*	Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*	Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*	Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*	Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*	EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.14

10.15*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020), which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2020, is hereby incorporated by reference as Exhibit 10.15

10.16*	2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.16

10.17*	Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.17

10.18*	Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.18

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EPR Properties

Dated:	February 23, 2023	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gregory K. Silvers	February 23, 2023
Gregory K. Silvers, Chairman, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 23, 2023
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 23, 2023
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 23, 2023
Thomas M. Bloch, Trustee

/s/ Peter C. Brown	February 23, 2023
Peter C. Brown, Trustee

/s/ James B. Connor	February 23, 2023
James B. Connor, Trustee

/s/ Jack A. Newman, Jr.	February 23, 2023
Jack A. Newman, Jr., Trustee

/s/ Virginia E. Shanks	February 23, 2023
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 23, 2023
Robin P. Sterneck, Trustee

/s/ Lisa G. Trimberger	February 23, 2023
Lisa G. Trimberger, Trustee

/s/ Caixia Ziegler	February 23, 2023
Caixia Ziegler, Trustee