Form 10-Q
period 2023-03-31
EPR PROPERTIES
filed 2023-04-27
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

At April 26, 2023, there were 75,279,238 common shares outstanding.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•Risks associated with the effects of the COVID-19 pandemic, or the future outbreak of any additional variants of COVID-19 or other highly infectious or contagious diseases;
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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") filed with the Securities and Exchange Commission ("SEC") on February 23, 2023.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,341,527 and $1,302,640 at March 31, 2023 and December 31, 2022, respectively	$4,708,342	$4,714,136
Land held for development	20,168	20,168
Property under development	85,829	76,029
Operating lease right-of-use assets	197,357	200,985
Mortgage notes and related accrued interest receivable, net	461,263	457,268
Investment in joint ventures	50,978	52,964
Cash and cash equivalents	96,438	107,934
Restricted cash	2,599	2,577
Accounts receivable	50,591	53,587
Other assets	83,050	73,053
Total assets	$5,756,615	$5,758,701
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$76,244	$80,087
Operating lease liabilities	238,096	241,407
Common dividends payable	21,826	21,405
Preferred dividends payable	6,033	6,033
Unearned rents and interest	71,601	63,939
Debt	2,811,653	2,810,111
Total liabilities	3,225,453	3,222,982
Equity:
Common Shares, $0.01 par value; 100,000,000 shares authorized; and 82,905,229 and 82,545,501 shares issued at March 31, 2023 and December 31, 2022, respectively	829	825
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at March 31, 2023 and December 31, 2022; liquidation preference of $134,822,900	54	54
3,446,070 and 3,447,381 Series E convertible shares issued at March 31, 2023 and December 31, 2022, respectively; liquidation preference of $86,151,750	34	34
6,000,000 Series G shares issued at March 31, 2023 and December 31, 2022; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,910,235	3,899,732
Treasury shares at cost: 7,628,551 and 7,520,227 common shares at March 31, 2023 and December 31, 2022, respectively	(273,904)	(269,751)
Accumulated other comprehensive income	1,823	1,897
Distributions in excess of net income	(1,107,969)	(1,097,132)
Total equity	$2,531,162	$2,535,719
Total liabilities and equity	$5,756,615	$5,758,701
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Rental revenue	$151,591	$139,603
Other income	9,333	9,305
Mortgage and other financing income	10,472	8,564
Total revenue	171,396	157,472
Property operating expense	14,155	13,939
Other expense	8,950	8,097
General and administrative expense	13,965	13,224
Transaction costs	270	2,247
Credit loss expense (benefit)	587	(306)
Impairment charges	—	4,351
Depreciation and amortization	41,204	40,044
Total operating expenses	79,131	81,596
Loss on sale of real estate	(560)	—
Income from operations	91,705	75,876
Interest expense, net	31,722	33,260
Equity in loss from joint ventures	1,985	106
Income before income taxes	57,998	42,510
Income tax expense	341	318
Net income	57,657	42,192
Preferred dividend requirements	6,033	6,033
Net income available to common shareholders of EPR Properties	$51,624	$36,159
Net income available to common shareholders of EPR Properties per share:
Basic	$0.69	$0.48
Diluted	$0.69	$0.48
Shares used for computation (in thousands):
Basic	75,084	74,843
Diluted	75,283	75,047

Other comprehensive income:
Net income	$57,657	$42,192
Foreign currency translation adjustment	230	2,606
Change in net unrealized loss on derivatives	(304)	(2,090)
Comprehensive income attributable to EPR Properties	$57,583	$42,708

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	2,794	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,250)	—	—	(4,250)
Share-based compensation expense	—	—	—	—	4,245	—	—	—	4,245
Foreign currency translation adjustment	—	—	—	—	—	—	2,606	—	2,606
Change in unrealized loss on derivatives	—	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	—	42,192	42,192
Issuances of common shares	4,730	—	—	—	228	—	—	—	228
Stock option exercises, net	9,799	—	—	—	454	(458)	—	—	(4)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(136)	(136)
Dividends to common shareholders ($0.7750 per share)	—	—	—	—	—	—	—	(58,099)	(58,099)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2022	82,485,670	$825	14,840,297	$148	$3,886,240	$(269,608)	$10,471	$(1,026,962)	$2,601,114

Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	1,449	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	352,090	4	—	—	5,956	(588)	—	—	5,372
Purchase of common shares for vesting	—	—	—	—	—	(3,565)	—	—	(3,565)
Share-based compensation expense	—	—	—	—	4,322	—	—	—	4,322
Foreign currency translation adjustment	—	—	—	—	—	—	230	—	230
Change in unrealized loss on derivatives	—	—	—	—	—	—	(304)	—	(304)
Net income	—	—	—	—	—	—	—	57,657	57,657
Issuances of common shares	5,557	—	—	—	225	—	—	—	225
Conversion of Series E Convertible Preferred shares to common shares	632	—	(1,311)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(353)	(353)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(62,109)	(62,109)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2023	82,905,229	$829	14,838,986	$148	$3,910,235	$(273,904)	$1,823	$(1,107,969)	$2,531,162
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$57,657	$42,192
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	4,351
Loss on sale of real estate	560	—
Gain on insurance recovery	—	(552)
Deferred income tax benefit	(90)	—
Equity in loss from joint ventures	1,985	106
Credit loss expense (benefit)	587	(306)
Depreciation and amortization	41,204	40,044
Amortization of deferred financing costs	2,129	2,071
Amortization of above/below market leases and tenant allowances, net	(89)	(87)
Share-based compensation expense to management and Trustees	4,322	4,245
Change in assets and liabilities:
Operating lease assets and liabilities	317	(49)
Mortgage notes accrued interest receivable	(296)	310
Accounts receivable	2,998	17,424
Other assets	(6,276)	(5,861)
Accounts payable and accrued liabilities	8,861	15,132
Unearned rents and interest	7,661	9,067
Net cash provided by operating activities	121,530	128,087
Investing activities:
Acquisition of and investments in real estate and other assets	(46,669)	(20,726)
Proceeds from sale of real estate	4,029	61
Investment in mortgage notes receivable	(1,427)	—
Proceeds from mortgage notes receivable paydowns	132	151
Investment in notes receivable	(3,025)	—
Proceeds from note receivable paydowns	161	75
Proceeds from insurance recovery, net	—	609
Additions to properties under development	(14,711)	(5,205)
Net cash used by investing activities	(61,510)	(25,035)
Financing activities:
Deferred financing fees paid	(74)	(48)
Net proceeds from issuance of common shares	141	160
Impact of stock option exercises, net	—	(4)
Purchase of common shares for treasury for vesting	(3,565)	(4,250)
Dividends paid to shareholders	(67,988)	(62,151)
Net cash used by financing activities	(71,486)	(66,293)
Effect of exchange rate changes on cash	(8)	57
Net change in cash and cash equivalents and restricted cash	(11,474)	36,816
Cash and cash equivalents and restricted cash at beginning of the period	110,511	289,901
Cash and cash equivalents and restricted cash at end of the period	$99,037	$326,717
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$107,934	$288,822
Restricted cash at beginning of the period	2,577	1,079
Cash and cash equivalents and restricted cash at beginning of the period	$110,511	$289,901

Cash and cash equivalents at end of the period	$96,438	$323,761
Restricted cash at end of the period	2,599	2,956
Cash and cash equivalents and restricted cash at end of the period	$99,037	$326,717

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$134	$35,255
Transfer of real estate investments to mortgage note	$1,321	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,698	$19,791

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,913	$17,298
Cash paid during the period for income taxes	$253	$—
Interest cost capitalized	$783	$200
Change in accrued capital expenditures	$(7,510)	$5,928
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements (Unaudited)

1. Organization

Description of Business
EPR Properties (the Company) was formed on August 22, 1997 as a Maryland real estate investment trust (REIT), and an initial public offering of the Company's common shares of beneficial interest (common shares) was completed on November 18, 1997. Since that time, the Company has been a leading diversified Experiential net lease REIT specializing in select enduring experiential properties. The Company's underwriting is centered on key industry and property cash flow criteria, as well as the credit metrics of the Company's tenants and customers. The Company’s properties are located in the United States (U.S.) and Canada.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on February 23, 2023.

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

The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2023 and December 31, 2022, the Company does not have any investments in consolidated VIEs.

Risks and Uncertainties
The COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. The Company's non-theatre properties have demonstrated strong recovery from the impacts of the pandemic. However, the Company's theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than its non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. As a result, the Company continues to recognize revenue on a cash basis for certain tenants, including American-Multi Cinema, Inc. (AMC) and Regal Cinemas, a subsidiary of Cineworld Group.

On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and the Company's other Regal theatre tenants (collectively, Regal) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the Code). Regal leases 57 theatres from the Company pursuant to two master leases and 28 single property leases (the Regal Leases).

As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of this amount pursuant to an order of the bankruptcy court. Regal resumed payment of rent and deferral payments for all Regal Leases commencing in October 2022 and has continued making these payments through April 2023. However, there can be no assurance that subsequent payments will be made in a timely and complete manner.

In December of 2022, Regal filed a motion to reject leases for three of our properties, but thus far has not elected to proceed with these rejections. On April 2, 2023, Regal reported that it had entered into a restructuring support agreement with secured lenders holding most of Regal's outstanding secured indebtedness. On April 11, 2023, Regal filed a plan of reorganization and an accompanying disclosure statement. Based on this progress, Regal has announced its expectation to emerge from the bankruptcy case by mid-year. Given the complexity of this matter, there can be no assurance that Regal will not experience delays in concluding the bankruptcy case.

The Company is currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for those properties. Regal is entitled to certain rights under the Code regarding the assumption or rejection of the Regal Leases. There can be no assurance that these negotiations will be successful and which Regal Leases, if any, will be assumed under the Code. Additionally, Regal owes the Company a significant amount of rent deferred during the COVID-19 pandemic pursuant to a Promissory Note. This amount is not included in the accompanying consolidated balance sheets and there can be no assurance how much of the amount, if any, the Company will recover under the Promissory Note.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $29.6 million and $31.1 million as of March 31, 2023 and December 31, 2022, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility of $5.9 million and $6.4 million as of March 31, 2023 and December 31, 2022, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the three months ended March 31, 2023 and 2022, the Company recognized $2.1 million and $0.6 million, respectively, of straight-line rental revenue. There were no straight-line write offs for the three months ended March 31, 2023 and 2022.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2023 and 2022, the Company recognized $0.7 million and $0.5 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the three months ended March 31, 2023 and 2022, the amounts due for non-lease components included in rental revenue totaled $4.7 million and $4.5 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $1.8 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. As of March 31, 2023, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral dependent practical expedient.

Concentrations of Risk
Regal, AMC and Topgolf USA (Topgolf) represented a significant portion of the Company's total revenue for the three months ended March 31, 2023 and 2022. The following is a summary of the Company's total revenue derived from rental or interest payments from AMC, Topgolf and Regal (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Regal	$28,751	16.8%	$21,255	13.5%
AMC	23,801	13.9%	23,422	14.9%
Topgolf	23,672	13.8%	22,383	14.2%

Impact of Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU contains practical expedients for reference rate reform - related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. On March 5, 2021, the Financial Conduct Authority (FCA) announced that the USD LIBOR will no longer be published after June 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic

848. The guidance in ASU 2022-06 deferred the sunset date to December 31, 2024. The Company has transitioned existing contracts to a replacement index. These ASUs are not anticipated to have any significant impact on the Company's consolidated financial statements.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Buildings and improvements	$4,659,876	$4,637,801
Furniture, fixtures & equipment	115,320	115,677
Land	1,247,733	1,236,358
Leasehold interests	26,940	26,940
	6,049,869	6,016,776
Accumulated depreciation	(1,341,527)	(1,302,640)
Total	$4,708,342	$4,714,136
Depreciation expense on real estate investments was $40.0 million and $38.8 million for the three months ended March 31, 2023 and 2022, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2023 totaled $66.5 million, and included the acquisition of a fitness and wellness property for approximately $46.7 million and spending on build-to-suit experiential development and redevelopment projects.

During the three months ended March 31, 2023, the Company completed the sale of one vacant eat & play property and a land parcel for net proceeds of $4.0 million and recognized a net loss on sale of $0.6 million.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of March 31, 2023, the Company did not anticipate any prepayments; therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

During the three months ended March 31, 2023, the Company amended a mortgage note receivable and note receivable secured by an eat & play investment with one borrower. The modified loan agreement consolidated all of the borrower's obligations into one mortgage note agreement, including with respect to land which was previously ground leased to the borrower. The maturity date of this mortgage note receivable was modified to be August 31, 2024 and was previously June 17, 2039. In connection with the modification, the Company forgave approximately $7.8 million of principal, which was fully reserved at December 31, 2022, and reduced the allowance for credit loss at March 31, 2023. The balance of this mortgage note receivable at March 31, 2023 was $10.8 million.

Although foreclosure was not deemed probable and the principal balance of the mortgage note receivable was not past due at March 31, 2023, based on the borrower's declining financial condition, the Company determined that the borrower continues to experience financial difficulty. The repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, the Company elected to apply the collateral dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company will continue to monitor and re-assess the borrower’s financial status at each reporting period and will continue to apply the practical expedient until the borrower is no longer experiencing financial difficulties or the repayment of the outstanding principal and interest is no longer in question. Income from this borrower is recognized on a cash basis. The Company received interest payments totaling $0.2 million and $0.3 million from this borrower for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the borrower made all contractual interest payments according to the terms of the modified agreement.

Investment in notes receivable, including related accrued interest receivable, was $4.4 million and $2.9 million at March 31, 2023 and December 31, 2022, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At March 31, 2023, two of the Company's notes receivable are considered collateral dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company assessed the fair value of the collateral as of March 31, 2023 on these notes and the notes remain fully reserved with an allowance for credit loss totaling $8.4 million and $1.9 million, respectively, which represents the outstanding principal balance of the notes as of March 31, 2023. Income from these borrowers is recognized on a cash basis. No interest payments were received during the three months ended March 31, 2023 or 2022 on these notes.

At March 31, 2023, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $8.4 million, which is fully reserved in the allowance for credit losses at March 31, 2023.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2023 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2022	$8,999	$751	$11,952	$—	$21,702
Credit loss expense (benefit)	1,416	372	(1,201)	—	587
Charge-offs	(7,771)	—	—	—	(7,771)
Recoveries	—	—	—	—	—
Allowance for credit losses at March 31, 2023	$2,644	$1,123	$10,751	$—	$14,518

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Receivable from tenants	$2,827	$7,595
Receivable from non-tenants	751	1,006
Straight-line rent receivable	47,013	44,986
Total	$50,591	$53,587

As of March 31, 2023, receivable from tenants includes payments of approximately $1.5 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

7. Capital Markets and Dividends

During the three months ended March 31, 2023, the Company declared cash dividends totaling $0.825 per common share. Additionally, during the three months ended March 31, 2023, the Board declared cash dividends of $0.359375 per share on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 per share on the Company's 9.00% Series E cumulative convertible preferred shares.

On February 17, 2023, the Company amended its Third Consolidated Credit Agreement, which governs its unsecured revolving credit facility, to modify the interest rate from LIBOR to SOFR. The facility bears interest at a floating rate of SOFR plus 1.30% (with a SOFR floor of zero), which was 6.11% at March 31, 2023, and has a facility fee of 0.25%.

8. Unconsolidated Real Estate Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures as of March 31, 2023 and December 31, 2022 (in thousands):

				Investment as of		Income (Loss) for the Three Months Ended
Property Type	Location	Ownership Interest		March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Experiential lodging	St. Pete Beach, FL	65%	(1)	$19,393	$18,712	$682	$1,198
Experiential lodging	Warrens, WI	95%	(2)	9,650	10,865	(1,215)	(1,294)
Experiential lodging	Breaux Bridge, LA	85%	(3)	15,855	17,080	(1,225)	—
Experiential lodging	Harrisville, PA	62%	(4)	6,080	6,307	(227)	—
Theatres	China	various		—	—	—	(10)
				$50,978	$52,964	$(1,985)	$(106)

(1) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $105.0 million at March 31, 2023. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

(2) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $20.0 million at March 31, 2023 that provides for additional draws of approximately $4.6 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $8.4 million remaining to fund at March 31, 2023.

(3) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at March 31, 2023. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

(4) The Company has a 92% equity investment in two separate unconsolidated real estate joint ventures, that through subsequent joint ventures (described below), hold the investments in the real estate of the experiential lodging property and the lodging operations, which are facilitated by a management agreement. The Company's investments in these two unconsolidated real estate joint ventures were considered to be variable interest investments and the Company's investment in the joint venture that holds the lodging operations is a VIE. The Company is not the primary beneficiary of the VIE because the Company does not individually have the power to direct the activities that are most important to the joint venture and, accordingly, this investment is not consolidated. Additionally, the Company's maximum exposure to loss at March 31, 2023, other than the guarantee described below, is its investment in the joint venture that holds the lodging operations of $0.5 million.

The Company's investments in the two unconsolidated real estate joint ventures (representing 92% of each joint venture's equity) have a 67% equity interest in two separate consolidated joint ventures, one that holds the investments in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The consolidated joint venture that holds the real estate property has a secured senior mortgage loan commitment of up to $22.5 million at March 31, 2023 in order to fund renovations, with $0.5 million outstanding at March 31, 2023. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $13.6 million remaining to fund at March 31, 2023.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $11.2 million and $11.4 million at March 31, 2023 and December 31, 2022, respectively. The Company had no derivative liabilities at March 31, 2023 and December 31, 2022. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2023 or December 31, 2022. See Note 10 for disclosures relating to the fair value of the derivative instruments.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions, including the effect of changes in foreign currency exchange rates on foreign currency transactions and interest rates on its SOFR-based borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt or payment of variable-rate amounts from a counterparty, which results in the Company recording net interest expense that is fixed over the life of the agreements without exchange of the underlying notional amount.

At March 31, 2023, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of March 31, 2023 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2023, the Company estimates that during the twelve months ending March 31, 2024, $0.9 million of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of March 31, 2023, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2023, the Company estimates that during the twelve months ending March 31, 2024, $0.9 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2023, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2023 and 2022.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Ended March 31, 2023 and 2022 (Dollars in thousands)

	Three Months Ended March 31,
Description	2023	2022
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(298)	$825
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	126	(76)
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	4	(26)
Amount of Income (Expense) Reclassified from AOCI into Earnings (2)	225	(54)
Net Investment Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative	—	(3,019)
Amount of Income Recognized in Earnings (2) (3)	—	99
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	341	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$47	$(2,220)
Amount of Income (Expense) Reclassified from AOCI into Earnings	351	(130)
Amount of Income Recognized in Earnings	—	99

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$31,722	$33,260
Other income in accompanying consolidated statements of income and comprehensive income	$9,333	$9,305
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022.
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

As of March 31, 2023, the Company had no derivatives in a liability position related to these derivative agreements. As of March 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

10. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
March 31, 2023 and December 31, 2022
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2023
Cross-Currency Swaps (1)	$—	$1,303	$—	$1,303
Currency Forward Agreements (1)	—	9,027	—	9,027
Interest Rate Swap Agreements (1)	—	908	—	908
December 31, 2022
Cross-Currency Swaps (1)	$—	$1,523	$—	$1,523
Currency Forward Agreements (1)	—	8,686	—	8,686
Interest Rate Swap Agreements (1)	—	1,240	—	1,240
(1) Included in "Other assets" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2022
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
December 31, 2022
Real estate investments, net	$—	$4,700	$33,670	$38,370
Operating lease right-of-use asset	—	—	7,006	7,006
Mortgage notes and related accrued interest receivable, net	—	—	7,780	7,780
Investment in joint ventures	—	—	—	—
Other assets (2)	—	—	1,316	1,316
(2) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

There were no additional assets or liabilities measured at fair value on a non-recurring basis at March 31, 2023.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2023 and December 31, 2022:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2023, the Company had a carrying value of $461.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.01%. The fixed rate mortgage notes bear interest at rates of 6.99% to 12.14%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.15% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $502.5 million with an estimated weighted average market rate of 7.77% at March 31, 2023.

At December 31, 2022, the Company had a carrying value of $457.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.92%. The fixed rate mortgage notes bear interest at rates of 6.99% to 12.14%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.15% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $500.0 million with an estimated weighted average market rate of 7.70% at December 31, 2022.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2023, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an average interest rate of approximately 4.94%. The carrying value of the variable rate debt outstanding approximated the fair value at March 31, 2023.

At December 31, 2022, the Company had a carrying value of $25.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 4.43%. The carrying value of the variable rate debt outstanding approximated the fair value at December 31, 2022.

At both March 31, 2023 and December 31, 2022, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 9 for additional information related to the Company's interest rate swap agreement.

At March 31, 2023, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using March 31, 2023 market rates of 6.46% to 9.35%, management estimates the fair value of the fixed rate debt to be approximately $2.35 billion with an estimated weighted average market rate of 8.50% at March 31, 2023.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2023 and 2022 (amounts in thousands except per share information):

	Three Months Ended March 31, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$57,657
Less: preferred dividend requirements	(6,033)
Net income available to common shareholders	$51,624	75,084	$0.69
Diluted EPS:
Net income available to common shareholders	$51,624	75,084
Effect of dilutive securities:
Share options and performance shares	—	199
Net income available to common shareholders	$51,624	75,283	$0.69

	Three Months Ended March 31, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$42,192
Less: preferred dividend requirements	(6,033)
Net income available to common shareholders	$36,159	74,843	$0.48
Diluted EPS:
Net income available to common shareholders	$36,159	74,843
Effect of dilutive securities:
Share options and performance shares	—	204
Net income available to common shareholders	$36,159	75,047	$0.48

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

The following shares have been excluded from the calculation of diluted earnings per share, either because they are anti-dilutive or, in the case of contingently issuable performance shares, are not probable of issuance:
•The additional 2.3 million and 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for the three months ended March 31, 2023 and 2022, respectively.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2023 and 2022.
•Outstanding options to purchase 83 thousand and 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three months ended March 31, 2023 and 2022, respectively.
•The effect of 99 thousand contingently issuable performance shares granted during 2022 for the three months ended March 31, 2023.
•The effect of 112 thousand contingently issuable performance shares granted during 2023 for the three months ended March 31, 2023.

12. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At March 31, 2023, there were 1,532,272 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2022	503,912	$50.38
Granted	352,090	42.23
Vested	(220,437)	54.40
Forfeited	(13,809)	45.20
Outstanding at March 31, 2023	621,756	$44.45	1.66

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $8.3 million and $10.2 million for the three months ended March 31, 2023 and 2022, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.9 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unamortized share-based compensation expense related to nonvested shares was $16.6 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2022	257,386
Granted	111,593
Vested (1)	(56,338)
Forfeited	—
Outstanding at March 31, 2023	312,641

(1) The performance conditions for the performance shares granted during the year ended December 31, 2020 were not achieved resulting in no pay-out.

The number of common shares issuable upon settlement of the performance shares granted during the three months ended March 31, 2023, 2022 and 2021 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2025, 2024 and 2023, respectively: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $5.9 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2025, 2024 and 2023 for performance shares granted in 2023, 2022 and 2021, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the three months ended March 31, 2023: risk-free interest rate of 4.4%, volatility factors in the expected market price of the Company's common shares of 52% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2023, achievement of the performance condition was deemed probable for the performance shares granted during the three months ended March 31, 2023, 2022 and 2021 with an expected payout percentage of 75%, 200% and 200%, respectively, which resulted in a grant date fair value of approximately $0.9 million, $2.3 million and $2.3 million, respectively.

Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $2.0 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unamortized share-based compensation expense related to nonvested performance shares was $13.3 million.

The performance shares accrue dividend equivalents which are paid only if common shares are issued upon settlement of the performance shares. During the three months ended March 31, 2023 and 2022, the Company accrued dividend equivalents expected to be paid on earned awards of $353 thousand and $136 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2022	38,605	$50.77
Granted	1,449	41.63
Vested	—	—
Outstanding at March 31, 2023	40,054	$50.44	0.20

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unamortized share-based compensation expense related to restricted share units was $0.4 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of March 31, 2023 and December 31, 2022, the Company was lessee in 52 operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of March 31, 2023, rental revenue from several of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
	Classification	2023	2022
Operating leases	Rental revenue	$145,235	$133,828
Sublease income - operating ground leases	Rental revenue	6,356	5,775

Lease costs
Operating ground lease cost	Property operating expense	$6,600	$5,969
Operating office lease cost	General and administrative expense	224	226

14. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,173,349	$470,135	$113,131	$5,756,615

	As of December 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,164,710	$473,580	$120,411	$5,758,701

Operating Data:
	Three Months Ended March 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$141,700	$9,891	$—	$151,591
Other income	9,108	1	224	9,333
Mortgage and other financing income	10,249	223	—	10,472
Total revenue	161,057	10,115	224	171,396

Property operating expense	14,177	—	(22)	14,155
Other expense	8,950	—	—	8,950
Total investment expenses	23,127	—	(22)	23,105
Net operating income - before unallocated items	137,930	10,115	246	148,291

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,965)
Transaction costs				(270)
Credit loss expense				(587)
Depreciation and amortization				(41,204)
Loss on sale of real estate				(560)
Interest expense, net				(31,722)
Equity in loss from joint ventures				(1,985)
Income tax expense				(341)
Net income				57,657
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$51,624

Operating Data:
	Three Months Ended March 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$129,025	$10,578	$—	$139,603
Other income	9,210	—	95	9,305
Mortgage and other financing income	8,334	230	—	8,564
Total revenue	146,569	10,808	95	157,472

Property operating expense	13,693	(7)	253	13,939
Other expense	8,097	—	—	8,097
Total investment expenses	21,790	(7)	253	22,036
Net operating income - before unallocated items	124,779	10,815	(158)	135,436

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,224)
Transaction costs				(2,247)
Credit loss benefit				306
Impairment charges				(4,351)
Depreciation and amortization				(40,044)
Interest expense, net				(33,260)
Equity in loss from joint ventures				(106)
Income tax expense				(318)
Net income				42,192
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$36,159

15. Other Commitments and Contingencies

As of March 31, 2023, the Company had 15 development projects with commitments to fund an aggregate of approximately $200.5 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2023, the Company had four mortgage notes with commitments totaling approximately $84.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2023, the Company had three surety bonds outstanding totaling $2.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our 2022 Annual Report.

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

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. More recently, and as further discussed below, the challenging economic environment and a theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our 2022 Annual Report.

As of March 31, 2023, our total assets were approximately $5.8 billion (after accumulated depreciation of approximately $1.3 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at March 31, 2023. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at March 31, 2023 and December 31, 2022. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2023, our Experiential investments comprised $6.2 billion, or 92%, and our Education investments comprised $0.5 billion, or 8%, of our total investments.

As of March 31, 2023, our Experiential segment consisted of the following property types (owned or financed):
•172 theatre properties;
•56 eat & play properties (including seven theatres located in entertainment districts);
•23 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•16 fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of March 31, 2023, our owned Experiential real estate portfolio consisted of approximately 20.0 million square feet, which was 98% leased and included $85.8 million in property under development and $20.2 million in undeveloped land inventory.

As of March 31, 2023, our Education segment consisted of the following property types (owned or financed):
•65 early childhood education center properties; and
•nine private school properties.

As of March 31, 2023, our owned Education real estate portfolio consisted of approximately 1.4 million square feet, which was 100% leased.

The combined owned portfolio consisted of 21.4 million square feet and was 98% leased.

Update on Impact of COVID-19 Pandemic
The COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. Our non-theatre properties have demonstrated strong recovery from the impacts of the pandemic. However, our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. As a result, we continue to recognize revenue on a cash basis for certain tenants, including American-Multi Cinema, Inc. ("AMC") and Regal Cinemas, a subsidiary of Cineworld Group. Going forward, we intend to significantly reduce our exposure to theatres, thereby increasing the diversity of our experiential property types. We expect that to occur as we strictly limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre property types.

As of March 31, 2023, we have deferred amounts due from tenants of approximately $1.5 million that are booked as receivables. Additionally, as of March 31, 2023, we have amounts due from customers that were not booked as receivables totaling approximately $110.1 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. During the three months ended March 31, 2023 and 2022, we collected $6.5 million and $1.6 million, respectively, in deferred rent from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. In addition, during the three months ended March 31, 2023 and 2022, we collected $0.6 million and $10.2 million, respectively, of deferred rent from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and the Company's other Regal theatre tenants (collectively, “Regal”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “Code”). Regal leases 57 theatres from the Company pursuant to two master leases and 28 single property leases (the “Regal Leases”). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of this amount pursuant to an order of the bankruptcy court. Regal resumed payment of rent and deferral payments for all Regal Leases commencing in October 2022 and has continued making these payments through April 2023. However, there can be no assurance that subsequent payments will be made in a timely and complete manner.

In December of 2022, Regal filed a motion to reject leases for three of our properties, but thus far has not elected to proceed with these rejections. On April 2, 2023, Regal reported that it had entered into a restructuring support agreement with secured lenders holding most of Regal's outstanding secured indebtedness. On April 11, 2023, Regal filed a plan of reorganization and an accompanying disclosure statement. Based on this progress, Regal has announced its expectation to emerge from the bankruptcy case by mid-year. Given the complexity of this matter, there can be no assurance that Regal will not experience delays in concluding the bankruptcy case.

We are currently in negotiations with Regal regarding the properties Regal will continue to operate and the terms and conditions of leases for those properties. Regal is entitled to certain rights under the Code regarding the assumption or rejection of the Regal Leases. There can be no assurance that these negotiations will be successful and which Regal Leases, if any, will be assumed under the Code. Additionally at March 31, 2023, Regal owes us approximately $82.4 million of rent deferred during the COVID-19 pandemic pursuant to a Promissory Note and approximately $4.5 million for September 2022 rent, of which $1.1 million represents pre-petition rent and $3.4 million represents post-petition rent under the Code. Because revenue derived from Regal is recognized on a cash-basis, all receivables from Regal are not reflected as assets in our financial statements. Substantially all of our claims under the Promissory Note are unsecured and subject to the provisions of the Code, including those provisions regarding assumption and rejection of leases. Regal has substantial secured debt, which is senior to the Promissory Note, as well as other unsecured debt. As a result, there can be no assurance how much of the amount, if any, we will recover under the Promissory Note.

Challenging Economic Environment
REITS are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, increasing cost of capital, high inflation and other risks and uncertainties associated with a recessionary environment. Our business has been more acutely affected by these risks and uncertainties because one of our major theatre tenants has recently filed for bankruptcy protection, as discussed above. Although we intend to continue making future investments, we expect that our levels of investment spending will be reduced in the near term due to elevated costs of capital, and that these investments will be funded primarily from cash from operations and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves, which may depend, in part, upon the ultimate outcome of our tenant's bankruptcy proceedings.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2023 and 2022 (in millions, except per share information):

	Three Months Ended March 31,
	2023	2022	Change
Total revenue	$171.4	$157.5	9%
Net income available to common shareholders per diluted share	$0.69	$0.48	44%
FFOAA per diluted share	$1.26	$1.10	15%

The major factors impacting our results for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 were as follows:
•The increase in rental revenue due to an increase in contractual rental payments from cash basis tenants;
•The effect of property acquisitions as well as dispositions that occurred in 2023 and 2022;
•The decrease in interest expense due to an increase in capitalized interest and interest income on short term investments; and
•The decrease in impairment charges and transaction costs offset by an increase in loss from joint ventures and an increase in credit loss expense.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2022 Annual Report. For the three months ended March 31, 2023, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the three months ended March 31, 2023 and 2022 totaled $66.5 million and $24.4 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2023
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	11,432	11,201	231	—	—	—
Attractions	3,494	—	3,494	—	—	—
Ski	1,427	—	—	—	1,427	—
Experiential Lodging	2,658	—	—	—	—	2,658
Fitness & Wellness	47,369	473	101	43,770	3,025	—
Cultural	145	—	145	—	—	—
Total Experiential	66,525	11,674	3,971	43,770	4,452	2,658

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$66,525	$11,674	$3,971	$43,770	$4,452	$2,658

Three Months Ended March 31, 2022
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$45	$5	$40	$—	$—	$—
Eat & Play	2,899	2,793	106	—	—	—
Attractions	300	—	300	—	—	—
Experiential Lodging	1,256	309	299	—	—	648
Fitness & Wellness	19,858	—	—	19,858	—	—
Cultural	5	—	5	—	—	—
Total Experiential	24,363	3,107	750	19,858	—	648

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$24,363	$3,107	$750	$19,858	$—	$648

The above amounts include $0.8 million and $0.2 million in capitalized interest for the three months ended March 31, 2023 and 2022, respectively, and $59 thousand and $51 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2023 and 2022, respectively. Excluded from the table above is approximately $2.1 million and $1.4 million of maintenance capital expenditures and other spending for the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Minimum rent (1)	$141,852	$130,275	$11,577
Percentage rent (2)	1,811	3,443	(1,632)
Straight-line rent (3)	2,105	595	1,510
Tenant reimbursements	5,435	5,001	434
Other rental revenue	388	289	99
Total Rental Revenue	$151,591	$139,603	$11,988

Other income	9,333	9,305	28
Mortgage and other financing income (4)	10,472	8,564	1,908
Total revenue	$171,396	$157,472	$13,924

(1) For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, the increase in minimum rent resulted primarily from an increase of $7.7 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $4.3 million related to property acquisitions and developments completed in 2023 and 2022. This was partially offset by a decrease in rental revenue of $0.4 million from property dispositions.

During the three months ended March 31, 2023, there were no significant lease renewals on existing properties.

(2) The decrease in percentage rent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due primarily to percentage rent recognized from one early childhood education center tenant in 2022 due to the restructured lease having lower base rents. Adding to the decrease was lower percentage rent recognized from our gaming and golf entertainment tenants.

(3) The increase in straight-line rent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to property acquisitions and developments completed in 2023 and 2022 as well as previously agreed upon free rent periods for one tenant.

(4) The increase in mortgage and other financing income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 related to income from additional investments on an existing mortgage note receivable as well as interest on new mortgage notes funded in 2022.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Property operating expense	$14,155	$13,939	$216
Other expense	8,950	8,097	853
General and administrative expense	13,965	13,224	741
Transaction costs (1)	270	2,247	(1,977)
Credit loss expense (benefit)	587	(306)	893
Impairment charges (2)	—	4,351	(4,351)
Depreciation and amortization	41,204	40,044	1,160
Loss on sale of real estate	(560)	—	(560)
Interest expense, net (3)	31,722	33,260	(1,538)
Equity in loss from joint ventures (4)	1,985	106	1,879
Income tax expense	341	318	23
Preferred dividend requirements	6,033	6,033	—
(1) The decrease in transaction costs during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to fewer terminated transactions.

(2) Impairment charges recognized during the three months ended March 31, 2022 related to a vacant property that we determined the cash flows were not sufficient to recover the carrying value. This property was sold during the year ended December 31, 2022.
(3) The decrease in interest expense, net, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, resulted primarily from an increase in interest income recognized on short term investments as well as an increase in capitalized interest.
(4) The increase in equity in loss from joint ventures for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 related primarily to losses recognized at two experiential lodging properties that were acquired in 2022. In addition, income was higher for the three months ended March 31, 2022 due to government incentives received at our experiential lodging properties located in St. Petersburg, Florida.

Liquidity and Capital Resources

Cash and cash equivalents were $96.4 million at March 31, 2023. As of March 31, 2023, we had no uninsured deposits. In addition, we had restricted cash of $2.6 million at March 31, 2023, which related primarily to escrow deposits required for property management and debt agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At March 31, 2023, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At March 31, 2023, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At March 31, 2023, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.30% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 6.11% at March 31, 2023. Additionally, the facility fee on the revolving credit facility is 0.25%.

At March 31, 2023, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million due August 22, 2024, and $192.0 million due August 22, 2026. At March 31, 2023, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at March 31, 2023.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$121,530	$128,087
Net cash used by investing activities	(61,510)	(25,035)
Net cash used by financing activities	(71,486)	(66,293)

As described further above, we are currently in negotiations with Regal regarding our theatre properties that Regal will continue to operate and the terms and conditions of leases for these properties in connection with Regal's pending bankruptcy proceedings, and there can be no assurance as to the ultimate outcome of these negotiations.
Commitments
As of March 31, 2023, we had 15 development projects with commitments to fund an aggregate of approximately $200.5 million, of which approximately $86.6 million is expected to be funded in 2023. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2023, we had four mortgage notes with commitments totaling approximately $84.0 million, of which $44.9 million is expected to be funded in 2023. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2023, we had three surety bonds outstanding totaling $2.7 million.

Liquidity Analysis
We currently anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments, including the amounts needed to fund our operations, make recurring debt service payments, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

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

The challenging economic environment and our theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to continue to be more selective in making investments and acquisitions, utilizing excess cash flow and borrowings under our line of credit until such time as economic conditions improve and our cost of capital returns to acceptable levels, which may depend, in part, upon the ultimate outcome of our theatre tenant's bankruptcy proceedings.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. As of March 31, 2023, our debt to total assets ratio was 49%, our net debt to adjusted EBITDAre ratio was 5.0x and our net debt to gross assets ratio was 39% (see "Non-GAAP Financial Measures" for calculation).

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2023 and 2022 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2023	2022
FFO:
Net income available to common shareholders of EPR Properties	$51,624	$36,159
Loss on sale of real estate	560	—
Impairment of real estate investments, net	—	4,351
Real estate depreciation and amortization	41,000	39,827
Allocated share of joint venture depreciation	2,055	1,487
FFO available to common shareholders of EPR Properties	$95,239	$81,824

FFO available to common shareholders of EPR Properties	$95,239	$81,824
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,939
Diluted FFO available to common shareholders of EPR Properties	$99,115	$85,701

FFOAA:
FFO available to common shareholders of EPR Properties	$95,239	$81,824
Transaction costs	270	2,247
Credit loss expense (benefit)	587	(306)
Gain on insurance recovery (included in other income)	—	(552)
Deferred income tax benefit	(90)	—
FFOAA available to common shareholders of EPR Properties	$96,006	$83,213

FFOAA available to common shareholders of EPR Properties	$96,006	$83,213
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,939
Diluted FFOAA available to common shareholders of EPR Properties	$99,882	$87,090

AFFO:
FFOAA available to common shareholders of EPR Properties	$96,006	$83,213
Non-real estate depreciation and amortization	204	217
Deferred financing fees amortization	2,129	2,071
Share-based compensation expense to management and trustees	4,322	4,245
Amortization of above and below market leases, net and tenant allowances	(89)	(87)
Maintenance capital expenditures (1)	(2,176)	(1,351)
Straight-lined rental revenue	(2,105)	(595)
Straight-lined ground sublease expense	565	248
Non-cash portion of mortgage and other financing income	(122)	(116)
AFFO available to common shareholders of EPR Properties	$98,734	$87,845

AFFO available to common shareholders of EPR Properties	$98,734	$87,845
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,939
Diluted AFFO available to common shareholders of EPR Properties	$102,610	$91,722

	Three Months Ended March 31,
	2023	2022
FFO per common share:
Basic	$1.27	$1.09
Diluted	1.25	1.09
FFOAA per common share:
Basic	$1.28	$1.11
Diluted	1.26	1.10
Shares used for computation (in thousands):
Basic	75,084	74,843
Diluted	75,283	75,047

Weighted average shares outstanding-diluted EPS	75,283	75,047
Effect of dilutive Series C preferred shares	2,272	2,241
Effect of dilutive Series E preferred shares	1,663	1,664
Adjusted weighted average shares outstanding-diluted Series C and Series E	79,218	78,952

Other financial information:
Dividends per common share	$0.825	$0.775

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three months ended March 31, 2023 and March 31, 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO, FFOAA and AFFO per share.

Net Debt
Net Debt represents debt (reported in accordance with GAAP) adjusted to exclude deferred financing costs, net and reduced for cash and cash equivalents. By excluding deferred financing costs, net, and reducing debt for cash and cash equivalents on hand, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition. Our method of calculating Net Debt may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Management provides EBITDAre herein because it believes this information is useful to investors as a supplemental performance measure because it can help facilitate comparisons of operating performance between periods and with other REITs. Our method of calculating EBITDAre may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. EBITDAre is not a measure of performance under GAAP, does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. This measure should not be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or cash flows or liquidity as defined by GAAP.

Adjusted EBITDAre
Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and because it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding sale participation income, gain on insurance recovery, severance expense, credit loss (benefit) expense, transaction costs, impairment losses on operating lease right-of-use assets and prepayment fees.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets Ratio, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	March 31,
	2023	2022
Net Debt:
Debt	$2,811,653	$2,805,853
Deferred financing costs, net	29,576	35,376
Cash and cash equivalents	(96,438)	(323,761)
Net Debt	$2,744,791	$2,517,468

Gross Assets:
Total Assets	$5,756,615	$5,818,070
Accumulated depreciation	1,341,527	1,206,317
Cash and cash equivalents	(96,438)	(323,761)
Gross Assets	$7,001,704	$6,700,626

Debt to Total Assets Ratio	49%	48%
Net Debt to Gross Assets Ratio	39%	38%

	Three Months Ended March 31,
	2023	2022
EBITDAre and Adjusted EBITDAre:
Net income	$57,657	$42,192
Interest expense, net	31,722	33,260
Income tax expense	341	318
Depreciation and amortization	41,204	40,044
Loss on sale of real estate	560	—
Impairment of real estate investments, net	—	4,351
Allocated share of joint venture depreciation	2,055	1,487
Allocated share of joint venture interest expense	2,083	1,121
EBITDAre	$135,622	$122,773

Gain on insurance recovery (1)	—	(552)
Transaction costs	270	2,247
Credit loss expense (benefit)	587	(306)
Adjusted EBITDAre (for the quarter)	$136,479	$124,162

Adjusted EBITDAre (annualized) (2)	$545,916	$496,648

Net Debt/Adjusted EBITDAre Ratio	5.0	5.1

(1) Included in "Other income" in the consolidated statements of income and comprehensive income for the quarter. Other income includes the following:
	Three Months Ended March 31,
	2023	2022
Income from settlement of foreign currency swap contracts	$224	$45
Gain on insurance recovery	—	552
Operating income from operated properties	9,101	8,648
Miscellaneous income	8	60
Other income	$9,333	$9,305

(2) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments
Total investments is a non-GAAP financial measure defined as the sum of the carrying values of real estate investments (before accumulated depreciation), land held for development, property under development, mortgage notes receivable and related accrued interest receivable, net, investment in joint ventures, intangible assets, gross (before accumulated amortization and included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total assets (computed in accordance with GAAP) to total investments is included in the following table (unaudited, in thousands):

	March 31, 2023	December 31, 2022

Total assets	$5,756,615	$5,758,701
Operating lease right-of-use assets	(197,357)	(200,985)
Cash and cash equivalents	(96,438)	(107,934)
Restricted cash	(2,599)	(2,577)
Accounts receivable	(50,591)	(53,587)
Add: accumulated depreciation on real estate investments	1,341,527	1,302,640
Add: accumulated amortization on intangible assets (1)	24,344	23,487
Prepaid expenses and other current assets (1)	(38,791)	(33,559)
Total investments	$6,736,710	$6,686,186

Total Investments:
Real estate investments, net of accumulated depreciation	$4,708,342	$4,714,136
Add back accumulated depreciation on real estate investments	1,341,527	1,302,640
Land held for development	20,168	20,168
Property under development	85,829	76,029
Mortgage notes and related accrued interest receivable, net	461,263	457,268
Investment in joint ventures	50,978	52,964
Intangible assets, gross (1)	64,156	60,109
Notes receivable and related accrued interest receivable, net (1)	4,447	2,872
Total investments	$6,736,710	$6,686,186

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2023	December 31, 2022
Intangible assets, gross	$64,156	$60,109
Less: accumulated amortization on intangible assets	(24,344)	(23,487)
Notes receivable and related accrued interest receivable, net	4,447	2,872
Prepaid expenses and other current assets	38,791	33,559
Total other assets	$83,050	$73,053

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2023, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of March 31, 2023, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At March 31, 2023, the joint ventures had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

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

Cash Flow Hedges of Interest Rate Risk
In order to hedge our interest rate risk, we entered into an interest rate swap agreement on our variable rate secured bonds with a notional amount of $25.0 million. The interest rate cap agreement limits the variable portion of the interest rate (SOFR) on this bond to 2.5325% until September 30, 2026.

Cash Flow Hedges of Foreign Exchange Risk-Cross Currency Swaps
We entered into three USD-CAD cross-currency swaps that became effective July 1, 2022, mature on October 1, 2024, and have a total fixed original notional value of $150.0 million CAD and $118.7 million USD. The net effect of these swaps is to lock in an exchange rate of $1.26 CAD per USD on approximately $10.8 million annual CAD denominated cash flows.

We entered into two USD-CAD cross-currency swaps that became effective May 1, 2022, mature on October 1, 2024 and have a total fixed notional value of $200.0 million CAD and $156.0 million USD. The net effect of these swaps is to lock in an exchange rate of $1.28 CAD per USD on approximately $4.5 million of annual CAD denominated cash flows.

We entered into three USD-CAD cross-currency swaps that became effective June 1, 2022, mature on December 1, 2024 and have a total fixed notional value of $90.0 million CAD and $69.5 million USD. The net effect of these swaps is to lock in an exchange rate of $1.30 CAD per USD on approximately $8.1 million of annual CAD denominated cash flows.

Net Investment Hedges - Foreign Currency Forwards
We entered into two forward contracts that became effective April 29, 2022 with a fixed notional value of $200.0 million CAD and $155.9 million USD with a settlement date of October 1, 2024. The exchange rate of these forward contracts is approximately $1.28 CAD per USD.

We entered into a forward contract that became effective June 14, 2022 with a fixed notional value of $90.0 million CAD and $69.2 million USD with a settlement date of December 2, 2024. The exchange rate of this forward contract is approximately $1.30 CAD per USD.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2023 common shares	94,515	(1)	$37.72	—	$—
February 1 through February 28, 2023 common shares	—		—	—	—
March 1 through March 31, 2023 common shares	—		—	—	—

Total	94,515		$37.72	—	$—
(1) The repurchases of equity securities during January 2023 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2023.

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

EPR Properties

Dated:	April 27, 2023	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 27, 2023	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)