Form 10-Q
period 2023-09-30
EPR PROPERTIES
filed 2023-10-26
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

At October 25, 2023, there were 75,329,434 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,400,642 and $1,302,640 at September 30, 2023 and December 31, 2022, respectively	$4,571,514	$4,714,136
Land held for development	20,168	20,168
Property under development	101,313	76,029
Operating lease right-of-use assets	190,309	200,985
Mortgage notes and related accrued interest receivable, net	477,243	457,268
Investment in joint ventures	53,855	52,964
Cash and cash equivalents	172,953	107,934
Restricted cash	2,868	2,577
Accounts receivable	54,826	53,587
Other assets	74,328	73,053
Total assets	$5,719,377	$5,758,701
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$82,804	$80,087
Operating lease liabilities	230,922	241,407
Common dividends payable	22,795	21,405
Preferred dividends payable	6,032	6,033
Unearned rents and interest	88,530	63,939
Debt	2,814,497	2,810,111
Total liabilities	3,245,580	3,222,982
Equity:
Common Shares, $0.01 par value; 125,000,000 and 100,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; and 82,959,404 and 82,545,501 shares issued at September 30, 2023 and December 31, 2022, respectively	829	825
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at September 30, 2023 and December 31, 2022; liquidation preference of $134,822,900	54	54
3,445,980 and 3,447,381 Series E convertible shares issued at September 30, 2023 and December 31, 2022, respectively; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at September 30, 2023 and December 31, 2022; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,919,885	3,899,732
Treasury shares at cost: 7,631,658 and 7,520,227 common shares at September 30, 2023 and December 31, 2022, respectively	(274,035)	(269,751)
Accumulated other comprehensive income	2,378	1,897
Distributions in excess of net income	(1,175,408)	(1,097,132)
Total equity	$2,473,797	$2,535,719
Total liabilities and equity	$5,719,377	$5,758,701
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental revenue	$163,940	$140,471	$467,401	$422,949
Other income	14,422	11,360	33,879	30,626
Mortgage and other financing income	11,022	9,579	32,407	25,753
Total revenue	189,384	161,410	533,687	479,328
Property operating expense	14,592	14,707	42,719	42,238
Other expense	13,124	9,135	31,235	26,104
General and administrative expense	13,464	12,582	42,677	38,497
Severance expense	—	—	547	—
Transaction costs	847	148	1,153	3,540
Provision (benefit) for credit losses, net	(719)	241	(407)	9,447
Impairment charges	20,887	—	64,672	4,351
Depreciation and amortization	42,432	41,539	127,341	122,349
Total operating expenses	104,627	78,352	309,937	246,526
Gain on sale of real estate	2,550	304	1,415	304
Income from operations	87,307	83,362	225,165	233,106
Interest expense, net	31,208	32,747	94,521	99,296
Equity in (income) loss from joint ventures	(533)	(572)	2,067	(1,887)
Impairment charges on joint ventures	—	—	—	647
Income before income taxes	56,632	51,187	128,577	135,050
Income tax expense	372	388	1,060	1,150
Net income	56,260	50,799	127,517	133,900
Preferred dividend requirements	6,032	6,033	18,105	18,099
Net income available to common shareholders of EPR Properties	$50,228	$44,766	$109,412	$115,801
Net income available to common shareholders of EPR Properties per share:
Basic	$0.67	$0.60	$1.45	$1.55
Diluted	$0.66	$0.60	$1.45	$1.54
Shares used for computation (in thousands):
Basic	75,325	75,016	75,236	74,949
Diluted	75,816	75,183	75,655	75,102

Other comprehensive income:
Net income	$56,260	$50,799	$127,517	$133,900
Foreign currency translation adjustment	(6,088)	(21,697)	535	(24,015)
Unrealized gain (loss) on derivatives, net	4,856	12,119	(54)	15,157
Comprehensive income attributable to EPR Properties	$55,028	$41,221	$127,998	$125,042

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	2,794	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,250)	—	—	(4,250)
Share-based compensation expense	—	—	—	—	4,245	—	—	—	4,245
Foreign currency translation adjustment	—	—	—	—	—	—	2,606	—	2,606
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	—	42,192	42,192
Issuances of common shares	4,730	—	—	—	228	—	—	—	228
Stock option exercises, net	9,799	—	—	—	454	(458)	—	—	(4)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(136)	(136)
Dividends to common shareholders ($0.7750 per share)	—	—	—	—	—	—	—	(58,099)	(58,099)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2022	82,485,670	$825	14,840,297	$148	$3,886,240	$(269,608)	$10,471	$(1,026,962)	$2,601,114

Restricted share units issued to Trustees	38,605	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,169	—	—	—	4,169
Foreign currency translation adjustment	—	—	—	—	—	—	(4,924)	—	(4,924)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	5,128	—	5,128
Net income	—	—	—	—	—	—	—	40,909	40,909
Issuances of common shares	5,587	—	—	—	275	—	—	—	275
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(188)	(188)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(61,873)	(61,873)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2022	82,529,862	$825	14,840,297	$148	$3,890,684	$(269,608)	$10,675	$(1,054,147)	$2,578,577

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2022	82,529,862	$825	14,840,297	$148	$3,890,684	$(269,608)	$10,675	$(1,054,147)	$2,578,577
Share-based compensation expense	—	—	—	—	4,138	—	—	—	4,138
Foreign currency translation adjustment	—	—	—	—	—	—	(21,697)	—	(21,697)
Change in unrealized gain on derivatives	—	—	—	—	—	—	12,119	—	12,119
Net income	—	—	—	—	—	—	—	50,799	50,799
Issuances of common shares	6,117	—	—	—	296	—	—	—	296
Issuances of captive REIT preferred shares	—	—	—	—	107	—	—	—	107
Stock option exercises, net	2,760	—	—	—	129	(136)	—	—	(7)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(263)	(263)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(61,889)	(61,889)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,939)	(1,939)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2022	82,538,739	$825	14,840,297	$148	$3,895,354	$(269,744)	$1,097	$(1,071,533)	$2,556,147

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	1,449	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	352,090	4	—	—	5,956	(588)	—	—	5,372
Purchase of common shares for vesting	—	—	—	—	—	(3,565)	—	—	(3,565)
Share-based compensation expense	—	—	—	—	4,322	—	—	—	4,322
Foreign currency translation adjustment	—	—	—	—	—	—	230	—	230
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(304)	—	(304)
Net income	—	—	—	—	—	—	—	57,657	57,657
Issuances of common shares	5,557	—	—	—	225	—	—	—	225
Conversion of Series E Convertible Preferred shares to common shares	632	—	(1,311)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(353)	(353)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(62,109)	(62,109)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2023	82,905,229	$829	14,838,986	$148	$3,910,235	$(273,904)	$1,823	$(1,107,969)	$2,531,162

Restricted share units issued to Trustees	42,048	—	—	—	—	—	—	—	—
Purchase of common shares for vesting	—	—	—	—	—	(97)	—	—	(97)
Share-based compensation expense	—	—	—	—	4,477	—	—	—	4,477
Share-based compensation included in severance expense	—	—	—	—	304	—	—	—	304
Foreign currency translation adjustment	—	—	—	—	—	—	6,393	—	6,393
Change in unrealized loss on derivatives, net		—	—	—	—	—	(4,606)	—	(4,606)
Net income	—	—	—	—	—	—	—	13,600	13,600
Issuances of common shares	6,134	—	—	—	257	—	—	—	257
Conversion of Series E Convertible Preferred shares to common shares	42	—	(90)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(450)	(450)
Dividend to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(62,129)	(62,129)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2023	82,953,453	$829	14,838,896	$148	$3,915,273	$(274,001)	$3,610	$(1,162,988)	$2,482,871

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par

Continued from previous page.
Balance at June 30, 2023	82,953,453	$829	14,838,896	$148	$3,915,273	$(274,001)	$3,610	$(1,162,988)	$2,482,871
Purchase of common shares for vesting	—	—	—	—	—	(34)	—	—	(34)
Share-based compensation expense	—	—	—	—	4,354	—	—	—	4,354
Foreign currency translation adjustment	—	—	—	—	—	—	(6,088)	—	(6,088)
Change in unrealized gain on derivatives. net	—	—	—	—	—	—	4,856	—	4,856
Net income	—	—	—	—	—	—	—	56,260	56,260
Issuances of common shares	5,951	—	—	—	258	—	—	—	258
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(504)	(504)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(62,144)	(62,144)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2023	82,959,404	$829	14,838,896	$148	$3,919,885	$(274,035)	$2,378	$(1,175,408)	$2,473,797

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$127,517	$133,900
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	64,672	4,351
Impairment charges on joint ventures	—	647
Gain on sale of real estate	(1,415)	(304)
Gain on insurance recovery	—	(552)
Deferred income tax benefit	(258)	(37)
Equity in loss (income) from joint ventures	2,067	(1,887)
Distributions from joint ventures	1,300	780
Provision (benefit) for credit losses, net	(407)	9,447
Depreciation and amortization	127,341	122,349
Amortization of deferred financing costs	6,449	6,251
Amortization of above/below market leases and tenant allowances, net	(456)	(265)
Share-based compensation expense to management and Trustees	13,153	12,552
Share-based compensation expense included in severance expense	304	—
Change in assets and liabilities:
Operating lease assets and liabilities	273	237
Mortgage notes accrued interest receivable	(497)	76
Accounts receivable	(1,311)	26,162
Other assets	(4,588)	(1,090)
Accounts payable and accrued liabilities	14,261	23,762
Unearned rents and interest	21,687	13,296
Net cash provided by operating activities	370,092	349,675
Investing activities:
Acquisition of and investments in real estate and other assets	(47,807)	(174,113)
Proceeds from sale of real estate	34,957	9,995
Investment in unconsolidated joint ventures	(4,259)	(19,690)
Distributions from joint venture related to refinancing	—	6,695
Settlement of derivative	—	(3,830)
Investment in mortgage notes receivable	(17,563)	(37,706)
Proceeds from mortgage notes receivable paydowns	408	1,621
Investment in notes receivable	(3,025)	—
Proceeds from note receivable paydowns	1,178	582
Proceeds from insurance recovery, net	—	3,700
Additions to properties under development	(60,922)	(58,919)
Net cash used by investing activities	(97,033)	(271,665)
Financing activities:
Deferred financing fees paid	(369)	(328)
Net proceeds from issuance of common shares	483	576
Impact of stock option exercises, net	—	(11)
Issuances of captive REIT preferred shares	—	107
Purchase of common shares for treasury for vesting	(3,696)	(4,250)
Dividends paid to shareholders	(204,145)	(197,809)
Net cash used by financing activities	(207,727)	(201,715)
Effect of exchange rate changes on cash	(22)	(106)
Net change in cash and cash equivalents and restricted cash	65,310	(123,811)
Cash and cash equivalents and restricted cash at beginning of the period	110,511	289,901
Cash and cash equivalents and restricted cash at end of the period	$175,821	$166,090
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$107,934	$288,822
Restricted cash at beginning of the period	2,577	1,079
Cash and cash equivalents and restricted cash at beginning of the period	$110,511	$289,901

Cash and cash equivalents at end of the period	$172,953	$160,838
Restricted cash at end of the period	2,868	5,252
Cash and cash equivalents and restricted cash at end of the period	$175,821	$166,090

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$30,340	$39,460
Transfer of real estate investments to mortgage note	$1,321	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$25,431	$21,751
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$—	$29,022

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80,144	$80,948
Cash paid during the period for income taxes	$1,228	$1,011
Interest cost capitalized	$2,486	$606
Change in accrued capital expenditures	$(5,981)	$(4,387)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on February 23, 2023.

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

The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2023 and December 31, 2022, the Company does not have any investments in consolidated VIEs.

Update on Impact of COVID-19 Pandemic
The COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. The Company's non-theatre properties have demonstrated strong recovery from the impacts of the pandemic. However, the Company's theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than its non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. As a result, the Company continues to recognize revenue on a cash basis for certain tenants.

As of September 30, 2023, the Company had deferred amounts due from tenants of approximately $0.8 million that were booked as receivables as a result of the COVID-19 pandemic. Additionally, as of September 30, 2023, the Company had amounts due from customers that were not booked as receivables totaling approximately $12.7 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. See discussion below regarding changes to Regal Cinema's deferred amounts not booked as a receivable as a result of the Company's comprehensive restructuring agreement with them, which became effective upon their emergence from bankruptcy. During the three and nine months ended September 30, 2023 and 2022, the Company collected $19.3 million, $35.7 million, $5.2 million and $11.5 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. These amounts include collections related to the Regal bankruptcy as further discussed below, including stub rent and pre-petition rent related to September of 2022 and property operating expense reimbursements. In addition, during the three and nine months ended September 30, 2023 and 2022, the Company collected $0.2 million, $1.3 million, $4.5 million and $19.6 million, respectively, of deferred rent and interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

Regal Update
On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and the Company's other Regal theatre tenants (collectively, Regal) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the Code). Prior to such filing date and continuing throughout the Chapter 11 bankruptcy cases, Regal leased 57 theatres from the Company pursuant to two master leases and 28 single property leases (the Regal Leases). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of this amount, totaling approximately $4.0 million, pursuant to an order of the bankruptcy court issued during the Chapter 11 bankruptcy cases. Regal resumed monthly rent and deferral payments for all Regal Leases commencing in October 2022 and continued making these payments through July 2023. The remainder of the September 2022 rent was paid, at the direction of the court, at the time Regal emerged from the Chapter 11 bankruptcy cases, as discussed below.

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

Pursuant to the Omnibus Agreement, the Master Lease and certain related agreements became effective upon the Effective Date. Material terms of the Omnibus Agreement, the Master Lease and related agreements include:

•Beginning on August 1, 2023, the total annual fixed rent for the Master Lease Properties (Annual Base Rent) is now $65.0 million, escalating by 10% every five years. The Master Lease is a triple-net lease, and therefore, Annual Base Rent does not include taxes, insurance, utilities, common area maintenance and ground lease rent, for which Regal will be responsible for paying separately. Due to Regal's expected significantly improved credit profile, continuing box office recovery and Regal's payment history, among other factors, the Company will recognize revenue related to the Master Lease on an accrual basis beginning on the Effective Date.

•Pursuant to the Master Lease, Regal will also pay annual percentage rent (Annual Percentage Rent) of 15% of annual gross sales exceeding $220.0 million and up to $270.0 million, and 12.5% of annual gross sales exceeding $270.0 million. These threshold amounts will increase every five years commensurate with escalations in Annual Base Rent.

•The Master Lease Properties have been divided into three tranches within the Master Lease, with the initial term of each tranche expiring annually on the 11th, 13th and 15th anniversaries from the Effective Date. Each tranche has three five-year renewal options. The average lease term for the Master Lease Properties as of the Effective Date increased by four years to 13 years.

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

•On the Effective Date, Regal surrendered to the Company the remaining 16 properties not included in the Master Lease (Surrendered Properties), together with all furniture, fixtures and equipment located at the Surrendered Properties. The Company has entered into management agreements whereby Cinemark is managing four of the Surrendered Properties and Phoenix Theatres is managing one of the Surrendered Properties. The Company sold one of the remaining 11 Surrendered Properties during the three months ended September 30, 2023. The Company plans to sell the remaining ten properties and deploy the proceeds to acquire non-theatre experiential properties. In conjunction with taking back the Surrendered Properties, the Company recorded a non-cash impairment charge on eight of these properties during the nine months ended September 30, 2023 of $42.4 million based on recently appraised values.

•As of July 31, 2023, Regal owed approximately $76.3 million of undiscounted deferred rent (the Deferred Rent Balance), of which the Deferred Rent Balance related to the Master Lease Properties was approximately $56.8 million (Master Lease Deferred Rent Balance) and the Deferred Rent Balance related to the Surrendered Properties was approximately $19.5 million (Surrendered Property Deferred Rent Balance). Of the Master Lease Deferred Rent Balance, approximately $50.1 million will be held in abeyance and will be forgiven in its entirety if Regal has no uncured events of default prior to the 15th anniversary of the Effective Date, and the remaining portion of the Master Lease Deferred Rent Balance will be waived and forgiven. If Regal has an uncured event of default at any time prior to the 15th anniversary of the Effective Date, the Master Lease Deferred Rent Balance held in abeyance will become due. The Surrendered Property Deferred Rent Balance will be included in the Company’s claims for rejection damages in the Chapter 11 bankruptcy cases, which will be treated as general unsecured claims for which no material recovery is expected. The deferred rent was not previously recognized as accounts receivable by the Company because payments from Regal were recognized on a cash-basis prior to the Effective Date of the Master Lease. The deferred rent related to the Master Lease Properties held in abeyance will not be recognized on the balance sheet because it is a contingent receivable only due in the event of a default and payment is not deemed probable.

•Regal has provided the Company with a first lien security interest in all furniture, fixtures and equipment located at the Master Lease Properties. A parent entity of Regal has provided the Company a guaranty of Regal’s obligations under the Master Lease.

•On or about the Effective Date, Regal paid the Company approximately $3.0 million representing the unpaid portion of post-petition September stub rent for all properties, and approximately $1.3 million representing the unpaid pre-petition September rent for the Master Lease Properties. Additionally, on or about the Effective Date, Regal reimbursed the Company $1.2 million for property operating expenses paid by the Company on Regal's behalf.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $26.7 million and $31.1 million as of September 30, 2023 and December 31, 2022, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility of $4.7 million and $6.4 million as of September 30, 2023 and December 31, 2022, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. During the nine months ended September 30, 2023 and 2022, the Company recognized straight-line write-offs totaling $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $7.7 million and $4.7 million, respectively, of straight-line rental revenue, net of write-offs.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2023 and 2022, the Company recognized $1.4 million and $1.8 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2023 and 2022, the amounts due for non-lease components included in rental revenue totaled $14.8 million and $13.2 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $6.0 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company wrote off approximately $1.5 million of accrued interest and fees receivables against interest income related to one mortgage note receivable and two notes receivable. As of September 30, 2023, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral. As of September 30, 2023, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 6 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Concentrations of Risk
Regal, Topgolf USA (Topgolf) and American-Multi Cinema, Inc. (AMC) represented a significant portion of the Company's total revenue for the nine months ended September 30, 2023 and 2022. The following is a summary of the Company's total revenue derived from rental or interest payments from Regal, Topgolf and AMC (dollars in thousands):

	Nine Months Ended September 30,
	2023		2022
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Regal	$84,818	15.9%	$63,477	13.2%
Topgolf	72,227	13.5%	69,464	14.5%
AMC	70,915	13.3%	71,017	14.8%

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Buildings and improvements	$4,605,397	$4,637,801
Furniture, fixtures & equipment	115,133	115,677
Land	1,223,173	1,236,358
Leasehold interests	28,453	26,940
	5,972,156	6,016,776
Accumulated depreciation	(1,400,642)	(1,302,640)
Total	$4,571,514	$4,714,136
Depreciation expense on real estate investments was $119.8 million and $118.7 million for the nine months ended September 30, 2023 and 2022, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the nine months ended September 30, 2023, the Company reassessed the holding period of the Regal Surrendered Properties not included in the Master Lease, four other theatre properties that are part of a workout with a smaller theatre tenant and one early childhood education center property subject to a lease termination triggered by a casualty event. The Company determined that the estimated cash flows for eight of the Regal Surrendered Properties, two of the other theatre properties and the early childhood education center property were not sufficient to recover the carrying values and estimated the fair value of the real estate investments of these properties using independent appraisals. During the nine months ended September 30, 2023, the Company reduced the carrying value of the real estate investments, net to $33.0 million and recognized impairment charges of $64.7 million on real estate investments, which is the amount that the carrying values of the assets exceeded the estimated fair values.

5. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2023 totaled $135.5 million, and included the acquisition of a fitness and wellness property for approximately $46.7 million and spending on build-to-suit experiential development and redevelopment projects.

During the nine months ended September 30, 2023, the Company completed the sales of two vacant theatre properties, one vacant eat & play property, three vacant early childhood education centers and a land parcel for net proceeds totaling $35.0 million and recognized a net gain on sale totaling $1.4 million. Additionally, during the nine months ended September 30, 2023, the Company, as lessee, terminated one ground lease that held one theatre property.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of September 30, 2023, the Company did not anticipate any prepayments; therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $477.2 million and $457.3 million at September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, the Company amended a mortgage note receivable and note receivable secured by an eat & play investment with one borrower. The modified loan agreement consolidated all of the borrower's obligations into one mortgage note agreement, including land that was previously ground leased to the borrower. The maturity date of this mortgage note receivable was modified to be August 31, 2024 and was previously June 17, 2039. In connection with the modification, the Company forgave approximately $7.8 million of principal, which was fully reserved at December 31, 2022, and reduced the allowance for credit loss at March 31, 2023. The balance of this mortgage note receivable at September 30, 2023 was $10.8 million.

Although foreclosure was not deemed probable and the principal balance of the mortgage note receivable was not past due at September 30, 2023, based on the borrower's declining financial condition, the Company determined that the borrower continues to experience financial difficulty. The repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, the Company elected to apply the collateral-dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company will continue to monitor and re-assess the borrower’s financial status at each reporting period and will continue to apply the practical expedient until the borrower is no longer experiencing financial difficulties or the repayment of the outstanding principal and interest is no longer in question. Income from this borrower is recognized on a cash basis. The Company received interest payments totaling $0.7 million from this borrower for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the borrower made all contractual interest payments according to the terms of the modified agreement.

Investment in notes receivable, including related accrued interest receivable, was $4.2 million and $2.9 million at September 30, 2023 and December 31, 2022, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At September 30, 2023, two of the Company's notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company assessed the fair value of the collateral as of September 30, 2023 on these notes and the notes remain fully reserved with an allowance for credit loss totaling $7.6 million and $1.9 million, respectively, which represents the outstanding principal balance of the notes as of September 30, 2023. Income from these borrowers is recognized on a cash basis. During the nine months ended September 30, 2023 and 2022, the Company received principal payments totaling $0.7 million and $0.3 million, respectively, and cash basis interest payments totaling $0.7 million and $1.2 million, respectively, from one of these borrowers.

At September 30, 2023, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $7.6 million, which is fully reserved in the allowance for credit losses at September 30, 2023.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2023 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2022	$8,999	$751	$11,952	$—	$21,702
Provision (benefit) for credit losses, net	1,497	72	(1,976)	—	(407)
Charge-offs	(7,771)	—	(394)	—	(8,165)
Recoveries	—	—	—	—	—
Allowance for credit losses at September 30, 2023	$2,725	$823	$9,582	$—	$13,130

7. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Receivable from tenants	$1,747	$7,595
Receivable from non-tenants	732	1,006
Straight-line rent receivable	52,347	44,986
Total	$54,826	$53,587

As of September 30, 2023, receivable from tenants includes payments of approximately $0.8 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables totaling approximately $12.7 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

8. Capital Markets and Dividends

During the three and nine months ended September 30, 2023, the Company declared cash dividends totaling $0.825 and $2.475 per common share, respectively. Additionally, during the three and nine months ended September 30, 2023, the Board declared cash dividends of $0.359375 and $1.078125 per share on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 and $1.6875 per share on the Company's 9.00% Series E cumulative convertible preferred shares.

On February 17, 2023, the Company amended its Third Consolidated Credit Agreement, which governs its unsecured revolving credit facility, to modify the interest rate from LIBOR to SOFR. The facility bears interest at a floating rate of SOFR plus 1.30% (with a SOFR floor of zero), which was 6.62% at September 30, 2023, and has a facility fee of 0.25%.

9. Unconsolidated Real Estate Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures as of September 30, 2023 and December 31, 2022 (in thousands):

				Investment as of		Income (Loss) for the Nine Months Ended
Property Type	Location	Ownership Interest		September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022
Experiential lodging	St. Pete Beach, FL	65%	(1)	$16,576	$18,712	$(835)	$1,807
Experiential lodging	Warrens, WI	95%	(2)	11,165	10,865	300	(92)
Experiential lodging	Breaux Bridge, LA	85%	(3)	19,957	17,080	(1,383)	233
Experiential lodging	Harrisville, PA	62%	(4)	6,157	6,307	(149)	—
Theatres	China	various		—	—	—	(61)
				$53,855	$52,964	$(2,067)	$1,887

(1) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $105.0 million at September 30, 2023. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024. The Company received distributions of $1.3 million from its investments in these joint ventures during the nine months ended September 30, 2023. No distributions were received from these investments during the nine months ended September 30, 2022.

(2) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $23.7 million at September 30, 2023 that provides for additional draws of approximately $0.5 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $2.6 million remaining to fund at September 30, 2023.

(3) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at September 30, 2023. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

(4) The Company has a 92% equity investment in two separate unconsolidated real estate joint ventures, that through subsequent joint ventures (described below), hold the investments in the real estate of the experiential lodging property and the lodging operations, which are facilitated by a management agreement. The Company's investments in these two unconsolidated real estate joint ventures were considered to be variable interest investments and the Company's investment in the joint venture that holds the lodging operations is a VIE. The Company is not the primary beneficiary of the VIE because the Company does not individually have the power to direct the activities that are most important to the joint venture and, accordingly, this investment is not consolidated. Other than the guarantee described below, the Company's maximum exposure to loss is limited to its initial investment, which was nominal.

The Company's investments in the two unconsolidated real estate joint ventures (representing 92% of each joint venture's equity) have a 67% equity interest in two separate consolidated joint ventures, one that holds the investments in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The consolidated joint venture that holds the real estate property has a secured senior mortgage loan commitment of up to $22.5 million at September 30, 2023 in order to fund renovations, with $4.6 million outstanding at September 30, 2023. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $11.1 million remaining to fund at September 30, 2023.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $11.7 million and $11.4 million at September 30, 2023 and December 31, 2022, respectively. The Company had no derivative liabilities at September 30, 2023 and December 31, 2022. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2023 or December 31, 2022. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

At September 30, 2023, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of September 30, 2023 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2023, the Company estimates that during the twelve months ending September 30, 2024, $1.1 million of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of September 30, 2023, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2023, the Company estimates that during the twelve months ending September 30, 2024, $0.9 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2023, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2023 and 2022.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2023	2022	2023	2022
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$218	$527	$436	$1,577
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	178	55	463	(58)
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	467	2,072	11	2,245
Amount of Income Reclassified from AOCI into Earnings (2)	196	128	637	29
Net Investment Hedges
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	—	—	—	665
Amount of Income Recognized in Earnings (2) (3)	—	—	—	170
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	4,545	9,703	599	10,641
Total
Amount of Gain Recognized in AOCI on Derivatives	$5,230	$12,302	$1,046	$15,128
Amount of Income (Expense) Reclassified from AOCI into Earnings	374	183	1,100	(29)
Amount of Income Recognized in Earnings	—	—	—	170

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$31,208	$32,747	$94,521	$99,296
Other income in accompanying consolidated statements of income and comprehensive income	$14,422	$11,360	$33,879	$30,626
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022.
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

As of September 30, 2023, the Company had no derivatives in a liability position related to these derivative agreements. As of September 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

11. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets Measured at Fair Value on a Recurring Basis at
September 30, 2023 and December 31, 2022
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2023
Cross-Currency Swaps (1)	$—	$898	$—	$898
Currency Forward Agreements (1)	—	9,286	—	9,286
Interest Rate Swap Agreements (1)	—	1,493	—	1,493
December 31, 2022
Cross-Currency Swaps (1)	$—	$1,523	$—	$1,523
Currency Forward Agreements (1)	—	8,686	—	8,686
Interest Rate Swap Agreements (1)	—	1,240	—	1,240
(1) Included in "Other assets" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2023 and December 31, 2022
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2023
Real estate investments, net (1)	$—	$—	$33,010	$33,010
December 31, 2022
Real estate investments, net	$—	$4,700	$33,670	$38,370
Operating lease right-of-use asset	—	—	7,006	7,006
Mortgage notes and related accrued interest receivable, net	—	—	7,780	7,780
Investment in joint ventures	—	—	—	—
Other assets (2)	—	—	1,316	1,316

(1) As further discussed in Note 4, during the nine months ended September 30, 2023, the Company recorded an impairment charge of $64.7 million related to real estate investments, net, on 11 properties. Management estimated the fair values of these investments taking into account various factors including independent appraisals, shortened hold periods and market conditions. The significant inputs and assumptions used in the real estate appraisals included market rents ranging from $4.50 per square foot to $20 per square foot, discount rates ranging from 9.50% to 11.50% and terminal capitalization rates ranging from 8.50% to 10.25%. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.
(2) Includes collateral-dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2023 and December 31, 2022:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2023, the Company had a carrying value of $477.2 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.90%. The fixed-rate mortgage notes bear interest at rates of 6.99% to 12.32%. Discounting the future cash flows for fixed-rate mortgage notes receivable using rates of 7.50% to 10.00%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $515.2 million with an estimated weighted average market rate of 7.82% at September 30, 2023.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2023, the Company had a carrying value of $25.0 million in variable-rate debt outstanding with an average interest rate of approximately 5.47%. The carrying value of the variable-rate debt outstanding approximated the fair value at September 30, 2023.

At December 31, 2022, the Company had a carrying value of $25.0 million in variable-rate debt outstanding with a weighted average interest rate of approximately 4.43%. The carrying value of the variable-rate debt outstanding approximated the fair value at December 31, 2022.

At both September 30, 2023 and December 31, 2022, the $25.0 million of variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 10 for additional information related to the Company's interest rate swap agreement.

At September 30, 2023, the Company had a carrying value of $2.82 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed-rate debt using September 30, 2023 market rates of 7.11% to 8.10%, management estimates the fair value of the fixed rate debt to be approximately $2.44 billion with an estimated weighted average market rate of 7.87% at September 30, 2023.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands except per share information):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$56,260			$127,517
Less: preferred dividend requirements	(6,032)			(18,105)
Net income available to common shareholders	$50,228	75,325	$0.67	$109,412	75,236	$1.45
Diluted EPS:
Net income available to common shareholders	$50,228	75,325		$109,412	75,236
Effect of dilutive securities:
Performance shares	—	491		—	419
Net income available to common shareholders	$50,228	75,816	$0.66	$109,412	75,655	$1.45

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$50,799			$133,900
Less: preferred dividend requirements	(6,033)			(18,099)
Net income available to common shareholders	$44,766	75,016	$0.60	$115,801	74,949	$1.55
Diluted EPS:
Net income available to common shareholders	$44,766	75,016		$115,801	74,949
Effect of dilutive securities:
Share options and performance shares	—	167		—	153
Net income available to common shareholders	$44,766	75,183	$0.60	$115,801	75,102	$1.54

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

The following shares have been excluded from the calculation of diluted earnings per share, either because they are anti-dilutive or, in the case of contingently issuable performance shares, are not probable of issuance:
•The additional 2.3 million and 2.2 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for the three and nine months ended September 30, 2023 and 2022, respectively.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2023 and 2022.
•Outstanding options to purchase 82 thousand common shares at per share prices ranging from $44.44 to $76.63 for both the three and nine months ended September 30, 2023.
•Outstanding options to purchase 95 thousand and 89 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and nine months ended September 30, 2022, respectively.
•The effect of 99 thousand contingently issuable performance shares granted during 2022 for both the three and nine months ended September 30, 2022.
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for both the three and nine months ended September 30, 2022.

13. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At September 30, 2023, there were 1,490,224 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2022	503,912	$50.38
Granted	352,090	42.23
Vested	(230,414)	54.01
Forfeited	(13,809)	45.20
Outstanding at September 30, 2023	611,779	$44.44	1.15

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $8.7 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.7 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. Expense related to nonvested shares and included in severance expense in the accompanying consolidated statements of income and comprehensive income was $0.4 million for the nine months ended September 30, 2023. There was no expense related to nonvested shares included in severance expense for the nine months ended September 30, 2022. At September 30, 2023, unamortized share-based compensation expense related to nonvested shares was $12.4 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

Target Number of Performance Shares
Outstanding at December 31, 2022	257,386
Granted	111,593
Vested (1)	(56,338)
Forfeited	—
Outstanding at September 30, 2023	312,641

(1) The performance conditions for the performance shares granted during the year ended December 31, 2020 were not achieved resulting in no pay-out.

The number of common shares issuable upon settlement of the performance shares granted during the nine months ended September 30, 2023, 2022 and 2021 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2025, 2024 and 2023, respectively: 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage, which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $5.9 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2025, 2024 and 2023 for performance shares granted in 2023, 2022 and 2021, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the nine months ended September 30, 2023: risk-free interest rate of 4.4%, volatility factors in the expected market price of the Company's common shares of 52% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2023, achievement of the performance condition was deemed probable for the performance shares granted during the nine months ended September 30, 2023, 2022 and 2021 with an expected payout percentage of 68.3%, 200% and 200%, respectively, which resulted in a grant date fair value of approximately $0.8 million, $2.3 million and $2.3 million, respectively.

Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.9 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, unamortized share-based compensation expense related to nonvested performance shares was $9.2 million.

The performance shares accrue dividend equivalents that are paid only if common shares are issued upon settlement of the performance shares. During the nine months ended September 30, 2023 and 2022, the Company accrued dividend equivalents expected to be paid on earned awards of $1.3 million and $587 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2022	38,605	$50.77
Granted	43,497	41.67
Vested	(40,054)	50.44
Outstanding at September 30, 2023	42,048	$41.67	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.5 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, unamortized share-based compensation expense related to restricted share units was $1.2 million.

14. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2023 and December 31, 2022, the Company was lessee in 51 and 52 operating ground leases, respectively. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of September 30, 2023, rental revenue from two of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, one of these properties does not currently have a sub-tenant. In the event the tenant fails to pay the ground lease rent or if the property does not have a sub-tenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Operating leases	Rental revenue	$155,689	$134,316	$446,454	$405,062
Sublease income - operating ground leases	Rental revenue	8,251	6,155	20,947	17,887

Lease costs
Operating ground lease cost	Property operating expense	$6,571	$6,602	$19,735	$18,707
Operating office lease cost	General and administrative expense	224	226	672	678

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,102,759	$444,751	$171,867	$5,719,377

	As of December 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,164,710	$473,580	$120,411	$5,758,701

Operating Data:
	Three Months Ended September 30, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$153,953	$9,987	$—	$163,940
Other income	14,275	—	147	14,422
Mortgage and other financing income	10,810	212	—	11,022
Total revenue	179,038	10,199	147	189,384

Property operating expense	14,144	156	292	14,592
Other expense	13,124	—	—	13,124
Total investment expenses	27,268	156	292	27,716
Net operating income - before unallocated items	151,770	10,043	(145)	161,668

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,464)
Transaction costs				(847)
(Provision) benefit for credit losses, net				719
Impairment charges				(20,887)
Depreciation and amortization				(42,432)
Gain on sale of real estate				2,550
Interest expense, net				(31,208)
Equity in income from joint ventures				533
Income tax expense				(372)
Net income				56,260
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$50,228

Operating Data:
	Three Months Ended September 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$130,588	$9,883	$—	$140,471
Other income	11,200	—	160	11,360
Mortgage and other financing income	9,353	226	—	9,579
Total revenue	151,141	10,109	160	161,410

Property operating expense	14,707	—	—	14,707
Other expense	9,135	—	—	9,135
Total investment expenses	23,842	—	—	23,842
Net operating income - before unallocated items	127,299	10,109	160	137,568

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(12,582)
Transaction costs				(148)
(Provision) benefit for credit losses, net				(241)
Depreciation and amortization				(41,539)
Gain on sale of real estate				304
Interest expense, net				(32,747)
Equity in income from joint ventures				572
Income tax expense				(388)
Net income				50,799
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$44,766

Operating Data:
	Nine Months Ended September 30, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$438,074	$29,327	$—	$467,401
Other income	33,208	1	670	33,879
Mortgage and other financing income	31,753	654	—	32,407
Total revenue	503,035	29,982	670	533,687

Property operating expense	42,065	156	498	42,719
Other expense	31,235	—	—	31,235
Total investment expenses	73,300	156	498	73,954
Net operating income - before unallocated items	429,735	29,826	172	459,733

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(42,677)
Severance expense				(547)
Transaction costs				(1,153)
(Provision) benefit for credit losses, net				407
Impairment charges				(64,672)
Depreciation and amortization				(127,341)
Gain on sale of real estate				1,415
Interest expense, net				(94,521)
Equity in loss from joint ventures				(2,067)
Income tax expense				(1,060)
Net income				127,517
Preferred dividend requirements				(18,105)
Net income available to common shareholders of EPR Properties				$109,412

Operating Data:
	Nine Months Ended September 30, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$392,622	$30,327	$—	$422,949
Other income	28,095	—	2,531	30,626
Mortgage and other financing income	25,069	684	—	25,753
Total revenue	445,786	31,011	2,531	479,328

Property operating expense	41,758	(7)	487	42,238
Other expense	26,104	—	—	26,104
Total investment expenses	67,862	(7)	487	68,342
Net operating income - before unallocated items	377,924	31,018	2,044	410,986

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(38,497)
Transaction costs				(3,540)
(Provision) benefit for credit losses, net				(9,447)
Impairment charges				(4,351)
Depreciation and amortization				(122,349)
Gain on sale of real estate				304
Interest expense, net				(99,296)
Equity in income from joint ventures				1,887
Impairment charges on joint ventures				(647)
Income tax expense				(1,150)
Net income				133,900
Preferred dividend requirements				(18,099)
Net income available to common shareholders of EPR Properties				$115,801

16. Other Commitments and Contingencies

As of September 30, 2023, the Company had 16 development projects with commitments to fund an aggregate of approximately $199.1 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2023, the Company had four mortgage notes with commitments totaling approximately $73.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2023, the Company had three surety bonds outstanding totaling $2.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements,” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our 2022 Annual Report, as supplemented by Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

Overview

Business
Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA") and dividends per share. Our strategy is to focus on long-term investments in the Experiential sector that benefit from our depth of knowledge and relationships, and which we believe offer sustained performance throughout most economic cycles.

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

As of September 30, 2023, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.4 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.7 billion at September 30, 2023. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at September 30, 2023 and December 31, 2022. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2023, our Experiential investments comprised $6.2 billion, or 92%, and our Education investments comprised $0.5 billion, or 8%, of our total investments.

As of September 30, 2023, our Experiential portfolio (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•169 theatre properties;
•57 eat & play properties (including seven theatres located in entertainment districts);
•24 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•16 fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of September 30, 2023, our owned Experiential real estate portfolio consisted of approximately 19.9 million square feet, which includes 0.5 million square feet of properties we intend to sell. The Experiential portfolio, excluding the properties we intend to sell, was 99% leased and included $101.3 million in property under development and $20.2 million in undeveloped land inventory.

As of September 30, 2023, our Education portfolio consisted of the following property types (owned or financed):
•62 early childhood education center properties; and
•nine private school properties.

As of September 30, 2023, our owned Education real estate portfolio consisted of approximately 1.3 million square feet, which includes 0.1 million square feet of properties we intend to sell. The Education portfolio, excluding the properties we intend to sell, was 100% leased.

The combined owned portfolio consisted of 21.3 million square feet and was 99% leased excluding the 0.6 million square feet of properties we intend to sell.

Update on Impact of COVID-19 Pandemic
The COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. Our non-theatre properties have demonstrated strong recovery from the impacts of the pandemic. However, our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. As a result, we continue to recognize revenue on a cash basis for certain tenants. We began recognizing revenue on a cash basis for American-Multi Cinema, Inc. ("AMC") at the end of the first quarter of 2020 and for our Regal Cinemas tenants, subsidiaries of Cineworld Group, plc, at the end of the third quarter of 2020. With the emergence of Regal Cinemas from bankruptcy (discussed below), we began recognizing revenue on an accrual basis for the Regal Cinemas tenants. Although the box office continues to recover post-pandemic, the recent writers and actors strikes could delay the production and supply of motion pictures thereby negatively affecting this recovery in future periods. Going forward, we intend to increase the diversity of our experiential property types, thereby significantly reducing our exposure to theatres. We expect that to occur as we strictly limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre property types.

As of September 30, 2023, we had deferred amounts due from tenants of approximately $0.8 million that were booked as receivables as a result of the COVID-19 pandemic. Additionally, as of September 30, 2023, we had amounts due from customers that were not booked as receivables totaling approximately $12.7 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. See discussion below regarding changes to Regal Cinema's deferred amounts not booked as a receivable as a result of our comprehensive restructuring agreement with them which became effective upon their emergence from bankruptcy. During the three and nine months ended September 30, 2023 and 2022, we collected $19.3 million, $35.7 million, $5.2 million and $11.5 million, respectively, in deferred rent from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. These amounts include collections related to the Regal bankruptcy as further discussed below, including stub rent and pre-petition rent related to September of 2022 and property operating expense reimbursements. In addition, during the three and nine months ended September 30, 2023 and 2022, we collected $0.2 million, $1.3 million, $4.5 million and $19.6 million, respectively, of deferred rent from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

Regal Update
On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, "Regal") filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). Prior to such filing date and continuing throughout the Chapter 11 bankruptcy cases, Regal leased 57 theatres from us pursuant to two master leases and 28 single property leases (the "Regal Leases"). As a result of the filing, Regal did not pay its rent or monthly deferral payment for September 2022 but subsequently paid portions of this amount, totaling approximately $4.0 million, pursuant to an order of the bankruptcy court issued during the Chapter 11 bankruptcy cases. Regal resumed monthly rent and deferral payments for all Regal Leases commencing in October 2022 and continued making these payments through July 2023. The remainder of the September 2022 rent was paid, at the direction of the court, at the time Regal emerged from the Chapter 11 bankruptcy cases, as discussed below.

On June 27, 2023, we entered into a comprehensive restructuring agreement with Regal, evidenced by an Omnibus Lease Amendment Agreement ("Omnibus Agreement"), anchored by a new master lease ("Master Lease") for 41 of the 57 properties previously leased to Regal (Master Lease Properties). On June 28, 2023, Regal’s Plan of Reorganization (the "Plan") was confirmed by the bankruptcy court. The Plan became effective on July 31, 2023 (the "Effective Date") and Regal emerged from the Chapter 11 bankruptcy cases.

Pursuant to the Omnibus Agreement, the Master Lease and certain related agreements became effective upon the Effective Date. Material terms of the Omnibus Agreement, the Master Lease and related agreements include

•Beginning on August 1, 2023, the total annual fixed rent for the Master Lease Properties ("Annual Base Rent") is now $65.0 million, escalating by 10% every five years. The Master Lease is a triple-net lease, and therefore, Annual Base Rent does not include taxes, insurance, utilities, common area maintenance and ground lease rent, for which Regal will be responsible for paying separately. Due to Regal's expected significantly improved credit profile, continuing box office recovery and Regal's payment history, among other factors, we will recognize revenue related to the Master Lease on an accrual basis beginning on the Effective Date.

•Pursuant to the Master Lease, Regal will also pay annual percentage rent ("Annual Percentage Rent") of 15% of annual gross sales exceeding $220.0 million and up to $270.0 million, and 12.5% of annual gross sales exceeding $270.0 million. These threshold amounts will increase every five years commensurate with escalations in Annual Base Rent.

•The Master Lease Properties have been divided into three tranches within the Master Lease, with the initial term of each tranche expiring annually on the 11th, 13th and 15th anniversaries from the Effective Date. Each tranche has three five-year renewal options. The average lease term for the Master Lease Properties as of the Effective Date increased by four years to 13 years.

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

•On the Effective Date, Regal surrendered to the Company the remaining 16 properties not included in the Master Lease ("Surrendered Properties"), together with all furniture, fixtures and equipment located at the Surrendered Properties. We have entered into management agreements whereby Cinemark is managing four of the Surrendered Properties and Phoenix Theatres is managing one of the Surrendered Properties. We sold one of the remaining 11 Surrendered Properties during the three months ended September 30, 2023. We plan to sell the remaining ten properties and deploy the proceeds to acquire non-theatre experiential properties. In conjunction with taking back the Surrendered Properties, we recorded a non-cash impairment charge on eight of these properties during the nine months ended September 30, 2023 of $42.4 million based on recently appraised values.

•As of July 31, 2023, Regal owed approximately $76.3 million of undiscounted deferred rent (the "Deferred Rent Balance"), of which the Deferred Rent Balance related to the Master Lease Properties was approximately $56.8 million ("Master Lease Deferred Rent Balance") and the Deferred Rent Balance related to the Surrendered Properties was approximately $19.5 million ("Surrendered Property Deferred Rent Balance"). Of the Master Lease Deferred Rent Balance, approximately $50.1 million will be held in abeyance and will be forgiven in its entirety if Regal has no uncured events of default prior to the 15th anniversary of the Effective Date, and the remaining portion of the Master Lease Deferred Rent Balance will be waived and forgiven. If Regal has an uncured event of default at any time prior to the 15th anniversary of the Effective Date, the Master Lease Deferred Rent Balance held in abeyance will become due. The Surrendered Property Deferred Rent Balance will be included in our claims for rejection damages in the Chapter 11 bankruptcy cases, which will be treated as general unsecured claims for which no material recovery is expected. The deferred rent was not previously recognized as accounts receivable because payments from Regal were recognized on a cash-basis prior to the Effective Date of the Master Lease. The deferred rent related to the Master Lease Properties held in abeyance will not be recognized on the balance sheet because it is a contingent receivable only due in the event of a default and payment is not deemed probable.

•Regal has provided us with a first lien security interest in all furniture, fixtures and equipment located at the Master Lease Properties. A parent entity of Regal has provided us a guaranty of Regal’s obligations under the Master Lease.

•On or about the Effective Date, Regal paid us approximately $3.0 million representing the unpaid portion of post-petition September stub rent for all properties, and approximately $1.3 million representing the unpaid pre-petition September rent for the Master Lease Properties. Additionally, on or about the Effective Date, Regal reimbursed us $1.2 million for property operating expenses we paid on Regal's behalf.

Challenging Economic Environment
REITS are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, increasing cost of capital, high inflation and other risks and uncertainties associated with a recessionary environment. Our business has been more acutely affected by these risks and uncertainties because of Regal's bankruptcy, as discussed above. Although we intend to continue making future investments, we expect that our levels of investment spending will be reduced in the near term due to elevated costs of capital, and that these investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Total revenue	$189.4	$161.4	17%	$533.7	$479.3	11%
Net income available to common shareholders per diluted share	$0.66	$0.60	10%	$1.45	$1.54	(6)%
FFOAA per diluted share	$1.47	$1.16	27%	$4.00	$3.44	16%

The major factors impacting our results for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022 were as follows:
•The increase in rental revenue due to an increase in contractual and deferred rental payments from cash basis tenants;
•The effect of property acquisitions and dispositions that occurred in 2023 and 2022;
•The increase in other income and other expense related to operating properties;
•The decrease in interest expense due to an increase in capitalized interest and interest income on short-term investments; and
•The increase in impairment charges, general and administrative expense and loss from joint ventures offset by an increase in gain on sale of real estate, a decrease in transaction costs and provision (benefit) for credit losses, net.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2022 Annual Report. For the nine months ended September 30, 2023, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2023 and 2022 totaled $135.5 million and $321.3 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2023
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$2,787	$—	$2,787	$—	$—	$—
Eat & Play	19,769	18,607	1,162	—	—	—
Attractions	17,411	—	3,610	—	13,801	—
Ski	3,762	—	—	—	3,762	—
Experiential Lodging	13,152	—	—	—	—	13,152
Fitness & Wellness	73,813	25,561	1,457	43,770	3,025	—
Cultural	4,801	—	4,801	—	—	—
Total Experiential	135,495	44,168	13,817	43,770	20,588	13,152

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$135,495	$44,168	$13,817	$43,770	$20,588	$13,152

Nine Months Ended September 30, 2022
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$622	$5	$617	$—	$—	$—
Eat & Play	17,412	16,787	625	—	—	—
Attractions	144,324	—	1,559	142,765	—	—
Ski	26,400	—	—	—	26,400	—
Experiential Lodging	68,722	4,354	—	—	11,305	53,063
Fitness & Wellness	63,760	43,557	345	19,858	—	—
Cultural	23	—	23	—	—	—
Total Experiential	321,263	64,703	3,169	162,623	37,705	53,063

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$321,263	$64,703	$3,169	$162,623	$37,705	$53,063

The above amounts include $2.5 million and $0.6 million in capitalized interest for the nine months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2023 and 2022, respectively. Excluded from the table above is approximately $7.1 million and $1.8 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2023 and 2022, respectively.

Dispositions
During the nine months ended September 30, 2023, we completed the sales of two vacant theatre properties, one vacant eat & play property, three vacant early childhood education centers and a land parcel for net proceeds totaling $35.0 million. In connection with these sales, we recognized a net gain on sale of $1.4 million. Additionally, during the nine months ended September 30, 2023, we, as lessee, terminated one ground lease that held one theatre property.

Impairment Charges
During the nine months ended September 30, 2023, we reassessed the holding period of the Regal Surrendered Properties not included in the Master Lease, four other theatre properties that are part of a workout with a smaller theatre tenant and one early childhood education center property subject to a lease termination triggered by a casualty event. We determined that the estimated cash flows for eight of the Regal Surrendered Properties, two of the other theatre properties and the early childhood education center property were not sufficient to recover the carrying values and estimated the fair value of the real estate investments of these properties using independent appraisals. Accordingly, we recognized impairment charges totaling $64.7 million for the nine months ended September 30, 2023.

Theatre Tenant Update
On July 17, 2023, Santikos Theaters, LLC ("Santikos") acquired VSS-Southern Theatres ("Southern") through an asset purchase agreement. We have investments in ten theatre properties that were previously operated by Southern and located in six states. We continue to hold these investments and there are no structural changes to existing lease terms. In conjunction with the transaction, Southern paid its deferred rent receivable of $11.6 million in full, which was recognized as rental revenue during the three months ended September 30, 2023.

Results of Operations

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Minimum rent (1)	$151,080	$131,642	$19,438	$436,284	$396,834	$39,450
Percentage rent	2,096	1,453	643	6,032	5,415	617
Straight-line rent (2)	4,407	2,374	2,033	7,661	4,702	2,959
Tenant reimbursements	5,987	4,652	1,335	16,237	15,001	1,236
Other rental revenue	370	350	20	1,187	997	190
Total Rental Revenue	$163,940	$140,471	$23,469	$467,401	$422,949	$44,452

Other income (3)	14,422	11,360	3,062	33,879	30,626	3,253
Mortgage and other financing income (4)	11,022	9,579	1,443	32,407	25,753	6,654
Total revenue	$189,384	$161,410	$27,974	$533,687	$479,328	$54,359

(1) For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, the increase in minimum rent resulted primarily from an increase of $17.9 million related to rental revenue on existing properties, including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $1.5 million related to property acquisitions and developments completed in 2023 and 2022.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the increase in minimum rent resulted primarily from an increase of $29.9 million related to rental revenue on existing properties, including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $10.0 million related to property acquisitions and developments completed in 2023 and 2022. This was partially offset by a decrease in rental revenue of $0.4 million from property dispositions.

During the three and nine months ended September 30, 2023, we renewed one lease agreement on approximately 62 thousand square feet and experienced a decrease of approximately 11.5% in rental rates and paid no leasing commissions with respect to this lease renewal.

(2) The increase in straight-line rent for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due primarily to $2.1 million of additional straight-line rent revenue related primarily to recording a straight-line rent receivable for Regal ground leases in connection with reestablishing accrual basis accounting for Regal at August 1, 2023. Additionally, property acquisitions and developments completed in 2023 and 2022 contributed to the increase.

(3) The increase in other income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 related primarily to an increase in operating income from two theatre properties over prior year and the addition of operating income from five new theatre properties.

(4) The increase in mortgage and other financing income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 related to income from additional investments on an existing mortgage note receivable and interest on new mortgage notes funded in 2023 and 2022. In addition, during the nine months ended September 30, 2022, $1.5 million of accrued interest and fees receivable was written off against interest income related to one mortgage note receivable and two notes receivable.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Property operating expense	$14,592	$14,707	$(115)	$42,719	$42,238	$481
Other expense (1)	13,124	9,135	3,989	31,235	26,104	5,131
General and administrative expense (2)	13,464	12,582	882	42,677	38,497	4,180
Severance expense	—	—	—	547	—	547
Transaction costs	847	148	699	1,153	3,540	(2,387)
Provision (benefit) for credit losses, net (3)	(719)	241	(960)	(407)	9,447	(9,854)
Impairment charges (4)	20,887	—	20,887	64,672	4,351	60,321
Depreciation and amortization (5)	42,432	41,539	893	127,341	122,349	4,992
Gain on sale of real estate (6)	2,550	304	2,246	1,415	304	1,111
Interest expense, net (7)	31,208	32,747	(1,539)	94,521	99,296	(4,775)
Equity in (income) loss from joint ventures (8)	(533)	(572)	39	2,067	(1,887)	3,954
Impairment charges on joint ventures	—	—	—	—	647	(647)
Income tax expense	372	388	(16)	1,060	1,150	(90)
Preferred dividend requirements	6,032	6,033	(1)	18,105	18,099	6

(1) The increase in other expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 related primarily to an increase in operating expense from two theatre properties over the prior year and the addition of operating expense from five new theatre properties. Higher expenses at the Kartrite Resort for the three and nine months ended September 30, 2023 also attributed to the increase.

(2) The increase in general and administrative expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 related primarily to an increase in payroll and benefit costs and an increase in professional fees, including those related to the comprehensive restructuring agreement with Regal.

(3) The change in provision (benefit) for credit losses, net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due primarily to a credit loss expense of $6.8 million related to one mortgage note receivable and $3.1 million related to two notes receivable recorded during the nine months ended September 30, 2022.

(4) Impairment charges recognized during the three months ended September 30, 2023 related to two theatre properties that are part of a workout with a smaller theatre tenant. Impairment charges recognized during the nine months ended September 30, 2023 primarily related to these two theatre properties and eight of the Regal Surrendered Properties not included in the Master Lease. Impairment charges recognized during the nine months ended September 30, 2022 related to a vacant property that was sold during the year ended December 31, 2022.
(5) The increase in depreciation and amortization expense for the three and nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted from acquisitions and developments completed in 2023 and 2022 and accelerated amortization of in-place leases related to Regal leases that were terminated. This was partially offset by property dispositions that occurred during 2023 and 2022.
(6) The gain on sale of real estate for the three months ended September 30, 2023 related to the sales of two vacant theatre properties and two early childhood education centers. The gain on sale of real estate for the three months ended September 30, 2022 related to the sale of two vacant theatre properties and a land parcel.
(7) The decrease in interest expense, net, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, resulted primarily from an increase in interest income recognized on short term investments and an increase in capitalized interest.
(8) The increase in equity in loss from joint ventures for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 related primarily to government incentives received at our experiential lodging properties located in St. Petersburg, Florida during the three and six months ended June 30, 2022 and higher interest expense at these joint ventures for the nine months ended September 30, 2023.
Liquidity and Capital Resources

Cash and cash equivalents were $173.0 million at September 30, 2023. As of September 30, 2023, we had no uninsured deposits. In addition, we had restricted cash of $2.9 million at September 30, 2023, which related primarily to escrow deposits required for property management and debt agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At September 30, 2023, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At September 30, 2023, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At September 30, 2023, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.30% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 6.62% at September 30, 2023. Additionally, the facility fee on the revolving credit facility is 0.25%.

At September 30, 2023, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches and $136.8 million is due August 22, 2024, and $179.6 million is due August 22, 2026. At September 30, 2023, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at September 30, 2023.

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with senior unsecured notes and the proceeds from equity offerings. Our unsecured revolving credit facility and cash from operations are also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions. As discussed above, due to our current elevated cost of capital, we intend to fund our investments in the near term primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$370,092	$349,675
Net cash used by investing activities	(97,033)	(271,665)
Net cash used by financing activities	(207,727)	(201,715)

Commitments
As of September 30, 2023, we had 16 development projects with commitments to fund an aggregate of approximately $199.1 million, of which approximately $36.2 million is expected to be funded in 2023. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2023, we had four mortgage notes with commitments totaling approximately $73.5 million, of which $26.5 million is expected to be funded in 2023. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2023, we had three surety bonds outstanding totaling $2.6 million.

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

The challenging economic environment has increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to continue to be more selective in making investments and acquisitions, utilizing cash on hand, excess cash flow and borrowings under our line of credit until such time as economic conditions improve and our cost of capital returns to acceptable levels.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios. As of September 30, 2023, our debt to total assets ratio was 49%, our net debt to adjusted EBITDAre ratio was 4.4x and our net debt to gross assets ratio was 38% (see "Non-GAAP Financial Measures" for calculation).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO severance expense, transaction costs, provision (benefit) for credit losses, net, costs associated with loan refinancing or payoff, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above and below market leases, net and tenant allowances; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2023 and 2022 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFO:
Net income available to common shareholders of EPR Properties	$50,228	$44,766	$109,412	$115,801
Gain on sale of real estate	(2,550)	(304)	(1,415)	(304)
Impairment of real estate investments, net	20,887	—	64,672	4,351
Real estate depreciation and amortization	42,224	41,331	126,718	121,721
Allocated share of joint venture depreciation	2,315	2,093	6,532	5,576
Impairment charges on joint ventures	—	—	—	647
FFO available to common shareholders of EPR Properties	$113,104	$87,886	$305,919	$247,792

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFO available to common shareholders of EPR Properties	$113,104	$87,886	$305,919	$247,792
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,939	5,814	5,817
Diluted FFO available to common shareholders of EPR Properties	$116,980	$91,763	$317,547	$259,423

FFOAA:
FFO available to common shareholders of EPR Properties	$113,104	$87,886	$305,919	$247,792
Severance expense	—	—	547	—
Transaction costs	847	148	1,153	3,540
Provision (benefit) for credit losses, net	(719)	241	(407)	9,447
Gain on insurance recovery (included in other income)	—	—	—	(552)
Deferred income tax benefit	(76)	(37)	(258)	(37)
FFOAA available to common shareholders of EPR Properties	$113,156	$88,238	$306,954	$260,190

FFOAA available to common shareholders of EPR Properties	$113,156	$88,238	$306,954	$260,190
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,939	5,814	5,817
Diluted FFOAA available to common shareholders of EPR Properties	$117,032	$92,115	$318,582	$271,821

AFFO:
FFOAA available to common shareholders of EPR Properties	$113,156	$88,238	$306,954	$260,190
Non-real estate depreciation and amortization	208	208	623	628
Deferred financing fees amortization	2,170	2,090	6,449	6,251
Share-based compensation expense to management and trustees	4,354	4,138	13,153	12,552
Amortization of above and below market leases, net and tenant allowances	(182)	(89)	(456)	(265)
Maintenance capital expenditures (1)	(1,753)	(386)	(7,384)	(1,871)
Straight-lined rental revenue	(4,407)	(2,374)	(7,661)	(4,702)
Straight-lined ground sublease expense	77	602	1,043	1,111
Non-cash portion of mortgage and other financing income	(290)	(119)	(553)	(353)
AFFO available to common shareholders of EPR Properties	$113,333	$92,308	$312,168	$273,541

AFFO available to common shareholders of EPR Properties	$113,333	$92,308	$312,168	$273,541
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,939	5,814	5,817
Diluted AFFO available to common shareholders of EPR Properties	$117,209	$96,185	$323,796	$285,172

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFO per common share:
Basic	$1.50	$1.17	$4.07	$3.31
Diluted	1.47	1.16	3.99	3.28
FFOAA per common share:
Basic	$1.50	$1.18	$4.08	$3.47
Diluted	1.47	1.16	4.00	3.44
Shares used for computation (in thousands):
Basic	75,325	75,016	75,236	74,949
Diluted	75,816	75,183	75,655	75,102

Weighted average shares outstanding-diluted EPS	75,816	75,183	75,655	75,102
Effect of dilutive Series C preferred shares	2,287	2,250	2,279	2,245
Effect of dilutive Series E preferred shares	1,663	1,664	1,663	1,664
Adjusted weighted average shares outstanding-diluted Series C and Series E	79,766	79,097	79,597	79,011

Other financial information:
Dividends per common share	$0.825	$0.825	$2.475	$2.425

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and nine months ended September 30, 2023 and September 30, 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

Adjusted EBITDAre
Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and because it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding sale participation income, gain on insurance recovery, severance expense, transaction costs, provision (benefit) for credit losses, net, impairment losses on operating lease right-of-use assets and prepayment fees.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets Ratio, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	September 30,
	2023	2022
Net Debt:
Debt	$2,814,497	$2,808,587
Deferred financing costs, net	26,732	32,642
Cash and cash equivalents	(172,953)	(160,838)
Net Debt	$2,668,276	$2,680,391

Gross Assets:
Total Assets	$5,719,377	$5,792,759
Accumulated depreciation	1,400,642	1,278,427
Cash and cash equivalents	(172,953)	(160,838)
Gross Assets	$6,947,066	$6,910,348

Debt to Total Assets Ratio	49%	48%
Net Debt to Gross Assets Ratio	38%	39%

	Three Months Ended September 30,
	2023	2022
EBITDAre and Adjusted EBITDAre:
Net income	$56,260	$50,799
Interest expense, net	31,208	32,747
Income tax expense	372	388
Depreciation and amortization	42,432	41,539
Gain on sale of real estate	(2,550)	(304)
Impairment of real estate investments, net	20,887	—
Allocated share of joint venture depreciation	2,315	2,093
Allocated share of joint venture interest expense	2,164	1,822
EBITDAre	$153,088	$129,084

Transaction costs	847	148
Provision (benefit) for credit losses, net	(719)	241
Adjusted EBITDAre (for the quarter)	$153,216	$129,473

Adjusted EBITDAre (annualized) (1)	$612,864	$517,892

Net Debt/Adjusted EBITDAre Ratio	4.4	5.2

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

	September 30, 2023	December 31, 2022

Total assets	$5,719,377	$5,758,701
Operating lease right-of-use assets	(190,309)	(200,985)
Cash and cash equivalents	(172,953)	(107,934)
Restricted cash	(2,868)	(2,577)
Accounts receivable	(54,826)	(53,587)
Add: accumulated depreciation on real estate investments	1,400,642	1,302,640
Add: accumulated amortization on intangible assets (1)	29,893	23,487
Prepaid expenses and other current assets (1)	(35,893)	(33,559)
Total investments	$6,693,063	$6,686,186

Total Investments:
Real estate investments, net of accumulated depreciation	$4,571,514	$4,714,136
Add back accumulated depreciation on real estate investments	1,400,642	1,302,640
Land held for development	20,168	20,168
Property under development	101,313	76,029
Mortgage notes and related accrued interest receivable, net	477,243	457,268
Investment in joint ventures	53,855	52,964
Intangible assets, gross (1)	64,156	60,109
Notes receivable and related accrued interest receivable, net (1)	4,172	2,872
Total investments	$6,693,063	$6,686,186

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2023	December 31, 2022
Intangible assets, gross	$64,156	$60,109
Less: accumulated amortization on intangible assets	(29,893)	(23,487)
Notes receivable and related accrued interest receivable, net	4,172	2,872
Prepaid expenses and other current assets	35,893	33,559
Total other assets	$74,328	$73,053

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2023, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of September 30, 2023, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At September 30, 2023, the joint ventures had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings are subject to contractual agreements or mortgages, which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations, our ability to make additional real estate investments may be limited.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The ability of our customers to operate successfully in the experiential real estate industry and remain current on their obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (the time that elapses from the date of a motion picture's theatrical release to the date it is available on other mediums) and the terms on which the motion pictures are licensed. In addition, motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. The Writers Guild of America strike that began on May 2, 2023 and ended on September 27, 2023 halted motion picture production and may delay or otherwise affect the supply of certain motion pictures. The Screen Actors Guild – American Federation of Television and Radio Artists strike that began on July 14, 2023 has also had a similar effect on the production and supply of motion pictures. Studios are party to collective bargaining agreements with a number of other labor unions, and failure to reach timely agreements or renewals of existing agreements may further affect the production and supply of motion pictures. Neither we nor our customers control the operations of studios or motion picture distributors. During the COVID-19 pandemic, motion picture distributors increasingly relied upon content streaming as a method of delivering products and continue to do so for certain film releases. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films and motion picture distributors have, and may in the future, consider alternative film delivery methods. In addition, in August 2020, a U.S. District Court granted the U.S. Department of Justice's request to terminate the Paramount Consent Decrees, which prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres, in addition to other restrictions. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre customers' operations and, in turn, their ability to perform under their leases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2023 common shares	—		$—	—	$—
August 1 through August 31, 2023 common shares	781	(1)	43.50	—	—
September 1 through September 30, 2023 common shares	—		—	—	—

Total	781		$43.50	—	$—
(1) The repurchases of equity securities during August 2023 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 20, 2023, Tonya L. Mater, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,000 Common Shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The duration of the Rule 10b5-1 trading arrangement is until September 30, 2024, or earlier if all transactions under the trading arrangement are completed.

During the three months ended September 30, 2023, no other "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, was adopted or terminated by any trustee or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company. There were no reportable events during the quarter ended September 30, 2023 otherwise reportable under this Item 5.

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

EPR Properties

Dated:	October 26, 2023	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 26, 2023	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)