Form 10-K
period 2023-12-31
EPR PROPERTIES
filed 2024-02-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $3,541,869,209.
At February 28, 2024, there were 75,680,966 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our capital resources and liquidity, our expected pursuit of growth opportunities, our expected cash flows, the performance of our customers, our expected cash collections and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. You should carefully review and consider the full discussion of our risk factors in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Set forth below is a summary list of the principal risk factors relating to our business:

•Global economic uncertainty, disruptions in financial markets, and generally weakening economic conditions;
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
•A borrower's bankruptcy or default;
•Risks associated with sales or divestitures of properties;
•Our ability to renew maturing leases on terms comparable to prior leases and/or our ability to locate substitute lessees for these properties on economically favorable terms or at all;
•Risks of operating in the experiential real estate industry (including the impact of labor strikes on the production, supply or theatrical release of motion pictures to our theatre tenants);
•Our ability to compete effectively;
i

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
•Risks associated with litigation that could negatively impact our financial condition, cash flows, results of operations and the trading price of our shares;
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

PART I

Item 1. Business

General

EPR Properties (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a self-administered Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, we have been a leading net lease investor in experiential real estate, venues that create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. We focus our underwriting of experiential property investments on key industry and property cash flow criteria, as well as the credit metrics of our tenants and customers.

We believe that our position is further supported by the fact that our customers offer popular and affordable entertainment and social outlet options, particularly through our theatres, eat & play and cultural venues. Additionally, we believe we benefit from our regional destinations (experiential lodging, ski, attractions and gaming properties), which are drive-to locations that do not require air travel.

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

During 2021 and 2020, the COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. Subsequent to this, our non-theatre properties demonstrated strong recovery and stabilization from the impacts of the pandemic with overall rent coverage for 2023 above the 2019 pre-pandemic level. Our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, labor disputes, production delays and experimentation with streaming. Going forward, we intend to significantly reduce our investments in theatres, thereby increasing the diversity of our experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

Subsequent to 2021, REITS have generally experienced heightened risks and volatility due to the impact of inflation, including rising interest rates. As a result, negative pressure in financial and capital markets has increased the cost of capital. Until capital costs improve, we expect that our levels of investment spending will be limited in the near-term and that these investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in our investment spending until such time as economic conditions and our cost of capital improve.

As of December 31, 2023, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.4 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our investments are generally structured as long-term triple-net leases that require tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.8 billion at December 31, 2023. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2023 and 2022. We group our investments into two reportable segments: Experiential and Education. As of December 31, 2023, our Experiential investments comprised $6.3 billion, or 93%, and our Education investments comprised $0.5 billion, or 7%, of our total investments. A more detailed description of the property types included within these segments is provided below.

Although we are primarily a long-term investor, we may sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Experiential

As of December 31, 2023, our Experiential portfolio (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•166 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•23 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•20 fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of December 31, 2023, our owned Experiential real estate portfolio consisted of approximately 19.8 million square feet, which includes 0.6 million square feet of properties we intend to sell. Our Experiential portfolio, excluding the properties we intend to sell, was 99% leased and included $131.3 million in property under development and $20.2 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. During 2023, the theatre industry continued its recovery from the COVID-19 pandemic supported by a wide range of box office hits including Barbie, The Super Mario Bros. Movie, Spider Man - Across the Spider Verse and Oppenheimer. Additionally, Taylor Swift: The Eras Tour and Renaissance: A Film by Beyoncé grossed a combined $8.9 billion in North American box office revenues during 2023, creating an opportunity for alternative content for our theatre tenants. Total North American box office revenues for 2023 were up approximately 21% over 2022. While the industry continues to demonstrate significant resilience driven by consumer demand, the recently resolved writers' and actors' strikes created production delays, which have impacted the release timing of future titles. Separately, theatre food and beverage revenues have notably increased as compared to 2019, contributing to improved theatre rent coverage levels, which are approaching pre-COVID levels.

During the period of COVID-19 pandemic-response restrictions on theatre operations, certain studios choose to experiment with hybrid content release strategies in support of their direct-to-consumer streaming services. Results of such various release experiments demonstrated the significant economic and strategic importance of theatrical exhibition and studios have broadly returned to exclusive theatrical releases for a period of approximately 45 days (versus the previous window of approximately 75 days), which is when most of a film's box office revenue is earned.

Two theatre customers continue to be on a cash-basis for revenue recognition purposes due to the ongoing uncertainty, including American Multi-Cinema, Inc. ("AMC"). We have experienced vacancies at certain theatre properties and have sold many of these properties. The remaining vacant properties are currently in the process of being sold or we are managing these theatres through a third-party manager. As theatre customers continue to be impacted by the pandemic and the related issues discussed above, we will evaluate the best strategy for any future vacancies on a property by property basis.

The modern megaplex theatre provides a greatly enhanced audio and visual experience for patrons. Additionally, national and local exhibitors have made significant strides to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, such as the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 20 years from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre has demonstrated that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level.

Moviegoing has been a dominant out-of-home entertainment option for decades, with over 1.2 billion tickets sold in North America during 2019 (prior to the pandemic) according to the Motion Picture Association (MPA) 2019 Theme Report. We believe that the evolution in theatres and enhanced customer experience will continue to bring customers back to enjoy film exhibition. While consumers have the option of watching streaming content at home, data has shown that theatre exhibition and streaming options have successfully coexisted. In fact, a survey published by EY (The Relationship Between Movie Theater Attendance and Streaming Behavior - February, 2020) illustrated that the most frequent moviegoers also spend the most time streaming. This is in part likely due to the fact that the majority of content streamed in-home is series-based content.

We intend to significantly reduce our investments in theatres in the future and further diversify our other experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

As of December 31, 2023, our owned theatre properties were leased to 17 different leading theatre operators. A significant portion of our total revenue was from AMC and Regal. For the year ended December 31, 2023, approximately $94.7 million, or 13.4%, and $103.7 million, or 14.7%, of the Company's total revenue was from AMC and Regal, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing high-quality food and entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with high-quality food and beverage and a long-lived recreational activity, Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue select opportunities related to golf entertainment complexes. A significant portion of our total revenue was from Topgolf, which totaled approximately $98.0 million, or 13.9%, of the Company's total revenue for the year ended December 31, 2023.

We also continue to seek opportunities for the acquisition, financing or development of entertainment districts. Entertainment districts are restaurant, retail and other entertainment venues typically anchored by a megaplex theatre. The opportunity to capitalize on the traffic generated by our existing market-dominant theatres to create entertainment districts not only strengthens the execution of the megaplex theatre, but adds diversity to our tenant and asset base. This broad selection of entertainment options creates a convenient and engaging experience for consumers who want to park their cars only once, and experience different forms of entertainment. We have and will continue to evaluate our existing portfolio for additional development of entertainment, retail and restaurant density, and we will also continue to evaluate the purchase or financing of existing entertainment districts that demonstrate strong financial performance and meet our quality standards. The leasing and property management requirements of our entertainment districts are generally met using third-party professional service providers.

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

Ski
Our ski portfolio provides a sustainable advantage for the experience-oriented consumer, providing outdoor entertainment in the winter and, in some cases, year-round. All the ski properties that serve as collateral for our mortgage notes in this area, as well as our three owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski properties lies in the convenient and reliable experience consumers can expect. Given that all of our ski properties are located near major metropolitan areas, they offer skiing, snowboarding and other activities without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience during the winter versus other ski properties without such capabilities. These properties are leased to, or we have mortgage notes receivable from, three different operators. We expect to continue to pursue opportunities in this area.

Experiential Lodging
Experiential lodging meets the needs of consumers by providing a convenient, central location that combines high-quality lodging amenities with entertainment, recreation and leisure activities. The appeal of these properties attracts multiple generations at once. By offering more than the standard lodging destination, these properties provide an added incentive as consumers opt for distinctive, curated experiences. Our investments in experiential lodging are structured using triple-net leases and mortgage notes, and we currently operate five properties (all of which are included in unconsolidated joint ventures) through traditional REIT lodging structures. In the traditional REIT lodging structure, we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in taxable REIT subsidiaries ("TRSs"), which are facilitated by management agreements with eligible independent contractors. We expect to continue to pursue opportunities for investments in experiential lodging.

Fitness & Wellness
The increased focus on holistic wellness has become a driving force within the fitness and wellness industry. From relaxing spas to intense spin classes, consumers are seeking an expanded set of offerings delivered across a variety of boutique fitness centers, larger fitness centers and resort spas. By allowing consumers to focus on their individual interests and goals in a community setting, operators gain loyalty and retention which are essential elements in the ongoing success of fitness and wellness facilities. Industry leaders remain at the forefront by offering personalization within congregate settings. Our tenants make it their goal to motivate, educate, and help consumers look and feel better.

We will continue to seek opportunities for the acquisition, financing or development of other experiential properties that leverage our expertise in this area.

Gaming
Our gaming portfolio is strategically focused on casino resorts and hotels leased to leading operators with a strong regulatory track record that seek to drive consumer loyalty and value through quality customer experiences, superior service, world-class affinity programs and continuous innovation on and off the gaming floor. Additionally, we target casino resorts and hotels that provide a wide array of experiential offerings outside of lodging and state-of-

the-art gaming. Through live entertainment, various recreational opportunities, dining options and night clubs, the combination of amenities appeals to a broader demographic.

As of December 31, 2023, our investment in gaming consisted of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple-net lease structures or mortgages.

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

Desiring to be a preeminent provider of location-based experiences, several trends have developed among cultural venues. Many are utilizing new technology, personalizing the guest experience and implementing an element of play that was previously absent. In making new investments in this property type, we will continue to identify the locations and tenants that execute well on these trends and have a history of strong attendance. City Museum in St. Louis is one of our properties and is a great example of an emerging category called “artainment,” which is an art display that invites guests to interact and explore.

We believe that demand for cultural activities will continue to build, and we expect to continue to pursue opportunities in this area.

Education

As of December 31, 2023, our Education segment consisted of the following property types (owned or financed):
•61 early childhood education center properties; and
•nine private school properties.

As of December 31, 2023, our owned Education real estate portfolio consisted of approximately 1.3 million square feet, which includes 39 thousand square feet of properties we intend to sell. The Education portfolio, excluding the properties we intend to sell, was 100% leased.

Our private schools provide an alternative to meet the significant demand for high-quality education in the United States. As educational choice remains a priority for parents, private schools provide yet another option for maximizing the educational experience.

Our investment in early childhood education centers recognizes the growing demand for quality early childhood education facilities that offer the best educational experience in a competitive market.

As discussed above, our growth going forward will be focused on experiential properties and therefore we do not expect to seek additional opportunities for education properties.

Business Objectives and Strategies

Our vision is to continue to build the premier diversified experiential REIT. We focus on real estate venues that create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. These are properties that make up the social infrastructure of society.

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

Growth Strategies

Our strategic growth is focused on acquiring or developing a high-quality, diversified portfolio of experiential real estate venues that create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. We may also pursue opportunities to provide mortgage financing for these investments in certain situations where this structure is more advantageous than owning the underlying real estate.

Our focus on experiential properties is consistent with our strategic organizational design, which is structured around building a center of knowledge and strong operating competencies in the experiential real estate market. Retention and building of this knowledge depth creates a competitive advantage allowing us to more quickly identify key market trends.

To this end, we deliberately apply information and our ingenuity to identify properties that represent potential logical extensions within each of our existing experiential property types, or potential future additional experiential property types. As part of our strategic planning and portfolio management process, we assess new opportunities against the following underwriting principles:

    Industry
•Experiential Alignment
•Proven Business Model
•Enduring Value
•Addressable Opportunity
    Property
•Location Quality
•Competitive Position
•Location Rent Coverage
•Cash Flow Durability
    Tenant
•Demonstrated Success
•Commitment
•Reputable Management
•Solid Credit Quality

We believe that our over 25 years of experience and knowledge in the experiential real estate market gives us the opportunity to be the dominant player in this area. Additionally, we have tenant and borrower relationships that provide us with access to investment opportunities.

The pandemic impeded our growth during 2020 and 2021 while we focused on addressing challenges brought on by the pandemic including monitoring customer status, working with customers to help ensure long-term stability and assisting customers in establishing re-opening plans. During 2022, we returned to growth as our customers' businesses continued to recover. More recently, rising interest rates, inflation and the challenging economic environment, along with a theatre customer's bankruptcy, have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. Accordingly, we intend to be more selective in making investments and acquisitions until such time as economic conditions improve and our cost of capital returns to acceptable levels.

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

Traditional REIT Lodging Structure
In certain limited instances, we have utilized traditional REIT lodging structures, where we hold qualified lodging facilities under the REIT and we separately hold the operations of the facilities in TRSs, which are facilitated by management agreements with eligible independent contractors. However, we currently anticipate migrating some of what we hold in such structures to more traditional net lease or mortgage arrangements over time.

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

Payment of Regular Dividends
We expect to continue paying dividend distributions to our common shareholders monthly (as opposed to quarterly). We expect to continue paying dividend distributions to our preferred shareholders quarterly. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFOAA per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

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

Our key human capital objectives are to attract, retain and develop the highest quality talent to ensure that we have the right talent, in the right place, at the right time. To achieve these objectives, our human capital programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefits, and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools, and resources to enable employees at work. As of December 31, 2023, we had 55 full-time employees.

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

•Development. We provide opportunities for our associates to learn and thrive as professionals, including educational reimbursement, mentorship, executive coaching and ongoing professional development. Annually, EPR hosts leadership development sessions for all levels of our organization. In 2023, we hosted and facilitated a two-part training session titled "It's Your Career, Own It."

•Diversity, Equity, Inclusion and Belonging ("DEIB"). Our DEIB objectives are to ensure our culture is evolving and inclusive and to build teams that reflect the life experiences of our customers and the ultimate consumers of our customers’ services. Specific steps we have taken to address our commitment to DEIB include:
▪Continuing DEIB Council meetings to drive DEIB initiatives;
▪Refining a Diversity Statement articulating our commitment to building an inclusive and diverse environment as follows:

"At EPR Properties, people are the heart of our business. We invest in properties to create experiences for all people. We advocate and strive for a culture that recognizes and believes in diversity, equity, inclusion and belonging."
▪Development of a vision statement outlining long-term goals and our aspirations for the future as follows:
"Build a dedicated and engaged workforce by nurturing a culture that promotes innovation and teamwork. This environment will fuel business growth and enable employees to reach their highest potential while being true to their authentic selves."
▪Continuing partnership with CEO Action for Diversity & Inclusion Network to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace.
▪Enhanced focus on development of a candidate pipeline consisting of a diverse talent pool through our EPR Internship program;
▪Hosting DEIB learning opportunities with external experts in 2023; and
▪Active involvement in diverse communities through partnerships, sponsorships and attending/participating in conferences with diverse organizations.

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

Item 1A. Risk Factors
There are many risks and uncertainties that can affect our current or future business, operating results, financial condition or share price. The following discussion describes important factors that could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements."

Risks That May Impact Our Financial Condition or Performance

Global economic uncertainty, disruptions in the financial markets, rising interest rates and inflation, and the challenging economic environment may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There exists a high level of global economic challenges and uncertainty, including uncertainty regarding interest rates, inflationary pressures, geopolitical conflicts and the residual effects of the COVID-19 pandemic after its subsidence, all of which have contributed to volatility in the global financial markets and caused general negative performance of the real estate sector. REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, increased cost of capital, high inflation and other risks and uncertainties, and our business has been more acutely affected by these risks.

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

Although we intend to continue making future investments, we expect that our levels of investment spending will be limited in the near term due to elevated costs of capital, and that these investments will be funded primarily from cash on hand, cash from operations, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital returns to acceptable levels.

The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, has and could continue to materially and adversely impact or cause disruption to, our performance, financial condition, results of operations and cash flows.
The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties given that such properties involve congregate social activity and discretionary consumer spending. The COVID-19 pandemic also negatively impacted consumer preferences and demand for certain experiential industries, such as theatres, and it remains unclear if or when these changes in preferences and demand will return to a pre-pandemic state as the residual effects of the pandemic subside. The ultimate extent of the impacts of the COVID-19 pandemic or any other highly infectious or contagious diseases to our operations and those of our tenants and borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Inflation could adversely impact our customers and our results of operations.
Inflation, both real or anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants or borrowers. Our long-term leases and loans typically contain provisions such as rent escalators, percentage rent or participating interest, designed to mitigate the adverse impact of inflation. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation, which exist on substantially all of our escalation provisions and the uncertainty that percentage rent and participating interest provisions will capture the impact of such inflation through higher revenues realized at the applicable properties. Many of our leases are triple-net and typically require the tenant to pay all property operating expenses and, therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our tenants and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ or borrowers' ability to pay rent or other obligations owed to us. An increase in our customers' expenses and a failure of their revenues to increase at least with inflation could adversely impact our customers' and our financial condition and our results of operations.

Additionally, a portion of our leases are not triple-net leases, which exposes us to the risk of potential common area maintenance expense slippage, which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the reimbursements paid by tenants. To the extent any of these leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants, which could adversely impact our financial condition and our results of our operations.

Some of our investments are managed through a third-party manager. When we manage properties through a third-party manager, we rely on the performance of our properties and the ability of the properties' managers to increase revenues to keep pace with inflation, which may be limited by competitive pressures. An increase in our expenses at these properties and a failure of our revenues to increase at least with inflation could adversely impact our financial condition and our results of operations.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. A downturn in the economy, or a trend to not want to go "out of home" could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions. The reduced economic activity that initially resulted from the COVID-19 pandemic significantly reduced and impeded consumer discretionary spending, which severely impacted experiential real estate properties, including those of our customers, and, although consumer discretionary spending is recovering, it is unclear whether residual effects of the COVID-19 pandemic or the current challenging and uncertain economic environment will negatively impact future consumer preferences regarding congregate activities.

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

The current challenging and uncertain economic environment could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. We are also currently experiencing elevated costs of capital, which negatively impacts our ability to make investments in the near term. The ultimate extent to which the residual effects of the COVID-19 pandemic and the current challenging economic environment impacts our ability to comply with existing financial covenants and obtain financing will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms and costs of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, particularly in light of the residual effects of the COVID-19 pandemic and any effects of the current challenging economic environment. In the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, downgrades in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and future debt instruments.

Rising interest rates and future increases will likely increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
The U.S. Federal Reserve has raised the benchmark interest rate multiple times beginning in 2022, and there can be no assurances that the rate will not further increase in the future. As interest rates have increased, so has our interest costs for any new debt and any additional increases could further increase these costs. This increased cost has made the financing of any acquisition and development activity costlier, and may lower future earnings. Rising interest rates, or the continuation of existing rates into the future, could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, higher interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio efficiently in response to changes in economic or other conditions.

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

A tenant becoming bankrupt or insolvent could diminish or eliminate the income we expect from that tenant's leases. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could promptly recover the premises from the tenant or from a trustee or debtor-in-possession in a bankruptcy proceeding relating to the tenant. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would take a charge against earnings for any accrued straight-line rent receivable related to the leases. We have experienced material customer bankruptcies in the past. Specifically, in September 2022, Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, “Regal”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of its bankruptcy filing, Regal leased 57 theatres from us pursuant to two master leases and 28 single property leases. Regal emerged from the Chapter 11 bankruptcy cases in July 2023. As a result of the bankruptcy, we entered into a new master lease with Regal for 41 of these properties, took back 16 properties from Regal and agreed to hold a significant amount of deferred rent owed by Regal in abeyance with a remaining portion discharged in bankruptcy. There can be no assurances that our tenants will not become bankrupt or insolvent in the future.

The reduced economic activity initially resulting from the COVID-19 pandemic severely impacted our tenants' businesses, financial condition and liquidity and caused most of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations during this time. Some of our tenants have not fully recovered from these impacts. The ultimate extent to which the COVID-19 pandemic, as well as generally challenging and uncertain economic conditions, impacts the operations of our tenants will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

We could be adversely affected by a borrower's bankruptcy or default.
If a borrower becomes bankrupt or insolvent or defaults under its loan, that could force us to declare a default and foreclose on any available collateral. As a result, future interest income recognition related to the applicable note receivable could be significantly reduced or eliminated. There is also a risk that the fair value of the collateral, if any, will be less than the carrying value of the note and accrued interest receivable at the time of a foreclosure and we may have to take a charge against earnings. If a property serves as collateral for a note, we may experience costs and delays in recovering the property in foreclosure or finding a substitute operator for the property. If a mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. In addition, to protect our subordinated investment, we may desire to refinance any senior financing. However, there is no assurance that such refinancing would be available or, if it were to be available, that the terms would be attractive. We experienced borrower defaults and bankruptcies resulting from the reduced economic activity that initially resulted from the COVID-19 pandemic, and we may experience future defaults and bankruptcies, the breadth of which will depend upon the scope, severity and duration of the future events and circumstances heightening default and bankruptcy risks.

The ultimate extent to which the COVID-19 pandemic and challenging and uncertain economic conditions impacts the operations of our borrowers will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject, if applicable, to the terms of lease agreements. For example, Regal surrendered to us 16 properties formerly leased to Regal in connection with Regal's emergence from bankruptcy. We have entered into management agreements for five of the surrendered properties and plan to sell the remaining 11 properties and deploy the proceeds to acquire non-theatre experiential properties. As of December 31, 2023, we have sold two of the remaining 11 surrendered properties. Future sales or divestitures could affect our costs, revenues, results of operations, financial condition, liquidity and our ability to comply with applicable financial covenants. Divestitures have inherent risks, including possible delays in closing transactions, potential difficulties in obtaining regulatory approvals, receiving lower-than-expected sales proceeds for the divested assets, and potential post-closing claims for indemnification. In addition, economic conditions, such as high inflation or rising interest rates, and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts with respect to potential sales or divestitures.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe us money may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect us. We experienced customer rent deferral requests and defaults resulting from the reduced economic activity that initially resulted from the COVID-19 pandemic, and we may experience future rent deferral requests or defaults, the breadth of which will depend upon the scope, severity and duration of the future events and circumstances heightening credit risks. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.

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
The ability of our customers to operate successfully in the experiential real estate industry and remain current on their obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (the time that elapses from the date of a motion picture's theatrical release to the date it is available on other mediums) and the terms on which the motion pictures are licensed. In addition, motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. The Writers Guild of America strike of 2023 halted motion picture production and may delay or otherwise affect the supply of certain motion pictures. The Screen Actors Guild strike of 2023 also had a similar effect on the production and supply of motion pictures. Studios are party to collective bargaining agreements with a number of other labor unions, and failure to reach timely agreements or renewals of existing agreements or future strikes or labor disruptions may further affect the production, supply and theatrical release of motion pictures. Neither we nor our customers control the operations of studios or motion picture distributors. During the COVID-19 pandemic, motion picture distributors increasingly relied upon content streaming as a method of delivering products and continue to do so for certain film releases. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films and motion picture distributors have, and may in the future, consider alternative film delivery methods. In addition, in August 2020, a U.S. District Court granted the U.S. Department of Justice's request to terminate the Paramount Consent Decrees, which prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres, in addition to other restrictions. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre customers' operations and, in turn, their ability to perform under their leases.

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including increasing interest rates and inflation, high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. The reduced economic activity initially resulting from the COVID-19 pandemic severely impacted our customers' businesses, financial condition and liquidity, and certain of our customers continue to be impacted by residual effects of the pandemic. The ultimate extent to which the COVID-19 pandemic and the generally challenging and uncertain economic environment impacts the operations of our customers will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our customers’ operations and, in turn, their ability to perform under their respective leases or mortgages.

Real estate is a competitive business.
We operate in the highly competitive real estate industry. We compete with a large number of real estate property investors and developers including traded and non-traded public REITS, private equity investors, sovereign funds, institutional investment funds and other investors, some of whom are significantly larger and have greater resources, access to capital and lower costs of capital or different investment parameters. Some of these investors may be willing to accept lower returns on their investments or have greater financial resources or a lower cost of capital than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

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
Regal, Topgolf and AMC represent a significant portion of our total revenue. For the year ended December 31, 2023, total revenues of approximately $103.7 million or 14.7% were from Regal, approximately $98.0 million or 13.9% were from Topgolf and approximately $94.7 million or 13.4% were from AMC. Though each are experiencing recovery, the COVID-19 pandemic severely impacted these customers' businesses, financial condition and liquidity, and the residual effects of the pandemic and generally challenging and uncertain economic environment continue to negatively impact these customers' businesses, financial condition and liquidity.

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
A significant portion of our investments include build-to-suit projects. When construction is completed, these projects may require some period of time to achieve targeted operating results. For properties leased or financed, we may provide our tenants or borrowers with lease or financing terms that are more favorable to them during this timeframe. Tenants and borrowers that fail to achieve targeted operating results within expected timeframes may be unable to pay their obligations pursuant to the agreed upon lease or financing terms or at all. If we are required to restructure lease or financing terms or take other action with respect to the applicable property, our financial results may be impacted by lower revenues, recording an impairment or provision for loan loss or writing off rental or interest amounts. Additionally, if we have entered into a management agreement to operate a property we have developed, the project may not be able to achieve targeted operating results, which may impact our financial results by lowering income or recording an impairment loss.

We have entered into management agreements to operate certain of our properties and we could be adversely affected if such managers do not manage these properties successfully.
To maintain our status as a REIT, we are generally not permitted to directly operate our properties. As a result, from time to time, we enter into management agreements with third-party managers to operate certain properties. In the past, this practice has been most frequent with our experiential lodging properties. However, as a result of the impact of the COVID-19 pandemic, a generally challenging and uncertain economic environment and Regal's bankruptcy, we have also begun managing a limited number of theatres formerly operated by our tenants and may manage a greater number in the future if customer defaults or bankruptcies result in our taking back properties. For managed properties, our ability to direct and control how our properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our participation in operating decisions relating to these properties is generally limited to certain matters. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, or that the replacement manager will manage our property successfully. A failure by our third-party managers to successfully manage our properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2023, we had total debt outstanding of approximately $2.8 billion. Our indebtedness could have important consequences, such as:

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
We currently use debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our existing variable rate debt and any new debt will likely increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our customers fail to make their lease or interest payments for a significant period of time, the risk of which has been heightened as a result of the generally challenging and uncertain economic environment, and we do not have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A small amount of our debt financing is secured by mortgages on our properties and we may enter into additional secured mortgage financing in the future. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. We expect that our levels of investment spending will be limited in the near term due to elevated costs of capital.

Most of our debt instruments contain balloon payments, which may adversely impact our financial performance and our ability to pay dividends.
Most of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all, especially in light of higher interest rates and other negative economic conditions. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to our shareholders.

Without new financing, our growth is limited.
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these dividends in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our customers are engaged and the performance of real estate investment trusts generally, all of which have been negatively impacted by generally challenging and uncertain economic conditions and residual effects of the COVID-19 pandemic. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately.

Our real estate investments are concentrated in experiential real estate properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance experiential real estate properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. Megaplex theatres have not fully recovered from the negative impacts of the COVID-19 pandemic. In addition, megaplex theatre properties depend on regular production and availability of motion pictures, which the Writers Guild of America and Screen Actors Guild strikes of 2023 severely disrupted. As a result, we are subject to more risk associated with megaplex theatres than if we had more diversified investments.

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.
If we fail to qualify as a REIT for U.S. federal income tax purposes, we will be taxed as a corporation. We are organized to and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot provide any assurance that we have always qualified and will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control, including requirements relating to the sources of our gross income. Even a technical or inadvertent violation could jeopardize our REIT qualification. Rents received or accrued by us from our tenants may not be treated as qualifying income for purposes of these requirements if the leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures or some other type of arrangement. If some or all of our leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and are not otherwise treated as generating qualifying REIT income, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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
Even if we remain qualified for taxation as a REIT under the Internal Revenue Code, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our taxable REIT subsidiaries ("TRSs") or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm's length bases, we may be subject to a 100% excise tax on a transaction that the Internal Revenue Service ("IRS") or a court determines was not conducted at arm's length. Any of these taxes would decrease cash available for distribution to our shareholders or the repurchase of shares under our share repurchase program.

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
Our ability to meet our construction financing obligations that we have undertaken or may in the future enter into depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing or that the financing rates available will ensure a spread between our cost of capital and the rent or interest payable to us under the related leases or mortgage notes receivable. As a result, we could fail to meet our construction financing obligations or decide to cease such funding, which, in turn, could result in failed projects and penalties, each of which could have a material adverse impact on our results of operations and business.

We have a limited number of employees and loss of personnel could harm our operations and adversely affect the value of our shares.
We had 55 full-time employees as of December 31, 2023 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are particularly dependent on the efforts of our senior leadership team. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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
As a landlord of gaming facilities or secured creditor to gaming operators, we may be impacted by the risks associated with the gaming industry. Therefore, so long as we make investments in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, such as the residual effects of the COVID-19 pandemic and other similar health crises, labor shortages, travel restrictions, supply chain disruptions and generally challenging and uncertain economic conditions. A component of the rent under our gaming facility lease agreements may be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and any decline in the operating results of our gaming tenants could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

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

We and our tenants face extensive regulation from gaming and other regulatory authorities with respect to our gaming properties.
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
The tenant of our gaming property is (and any future tenants of our gaming properties will be) a gaming operator required to be licensed under applicable law. If our gaming facility lease agreement, or any such future lease agreements we enter into, are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate our properties as gaming facilities. Any delay in, or inability of, the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies to operate the properties as gaming facilities may prolong the period during which we are unable to collect the applicable rent. Further, in the event that our gaming facility lease agreement or future lease agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming facilities, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology ("IT") networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These risks are further heightened by factors such as developments in artificial intelligence, increased remote working and geopolitical turmoil. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including the increase in remote access and operations due to the residual impact of the COVID-19 pandemic reshaping traditional working dynamics. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock. We may also incur losses in connection with security breaches that exceed coverage limits under our cyber insurance policies. Our service providers, tenants, managers of our properties and other customers and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

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

If a tenant fails to perform on its lease covenants or a manager fails to perform on its management covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants or managers will elect to renew their leases or management agreements when the terms expire. If a tenant or manager does not renew its lease or agreement or if a tenant or a manager defaults on its lease or management obligations, there is no assurance we could obtain a substitute tenant or manager on acceptable terms. If we cannot obtain another quality tenant or manager, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property or obtaining a new manager. In addition, tenants or managers sought concessions or other modifications to existing leases and management agreements as a result of the reduced economic activity that initially resulted from the COVID-19 pandemic.

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
We may continue to acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:

•we may need our partner(s)' consent for major decisions regarding a joint venture property;
•our joint venture partners may have different objectives than us regarding the appropriate timing and terms of any sale or refinancing of a property, its operation or, if applicable, the commencement of development activities;
•our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest, including with respect to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with REIT requirements;
•our joint venture partners may have competing interests in our markets that could create conflicts of interest;
•our joint venture partners may default on their obligations, which could necessitate that we fulfill their obligations ourselves;
•our joint ventures may be unable to repay any amounts that we may loan to them;
•our joint venture agreements may contain provisions limiting the liquidity of our interest for sale or sale of the entire asset;
•as the general partner or managing member of a joint venture, we could be generally liable under applicable law for the debts and obligations of the venture, and we may not be entitled to contribution or indemnification from our partners; and
•our joint venture agreements may contain provisions that allow our partners to remove us as the general partner or managing member for cause, and this could result in liability for us to our partners under the governing agreement of the joint venture.

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
Our entertainment districts in Colorado, New York, California, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties that are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including economic downturns or inflation. These risks, in turn, could cause a material adverse impact to our results of operations and business.

Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential common area maintenance expense slippage which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the common area maintenance fees paid by tenants.

We may from time to time be subject to litigation that could negatively impact our financial condition, cash flows, results of operations and the trading price of our shares.
We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business or properties. Such litigation and proceedings may result in defense costs, settlements, fines, or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our shares. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage, exposing us to increased risks for which we may be uninsured.

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
We are exposed to potential physical risks from possible future changes in climate. We have significant investments in coastal markets, many of which are being targeted for future growth. Those coastal markets have historically experienced severe weather events, such as severe storms and prolonged drought, as well as other natural catastrophes such as wildfires and floods. If the frequency of extreme weather and other natural events increases due to climate change, our exposure to these events could increase. We may also be adversely impacted as a real estate owner, operator and developer in the future by stricter energy and water efficiency standards, water access for our properties or greenhouse gas regulations. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of energy and building materials.

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
We may desire to sell properties in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as our investments cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt, pay dividends to our shareholders and effect share repurchases.

There are risks in owning assets outside the United States.
Our properties in Canada, investments in China and future investments in other international markets we may enter are subject to the risks normally associated with international operations. The value of our current international portfolio and any other properties we purchase in non-U.S. jurisdictions may be affected by factors specific to the laws and business practices of such jurisdictions. The laws and business practices of foreign jurisdictions may expose us to risks that are different from and in addition to those commonly found in the United States, including, but not limited to, the following: (i) the burden of complying with non-U.S. laws including land use and zoning laws or more stringent environmental laws; (ii) existing or new laws relating to the foreign ownership of real property and laws restricting our ability to repatriate earnings and cash into the United States; (iii) the potential for expropriation; (iv) adverse effects of changes in the exchange rate between U.S. dollars and foreign currencies in which revenue is generated at our properties outside the United States; (v) imposition of adverse or confiscatory taxes, changes in real estate and other tax rates or laws and changes in other operating expenses in such foreign jurisdictions; (vi) possible challenges to the anticipated tax treatment of our revenue and our properties; (vii) the potential difficulty of enforcing rights and obligations in other countries; and (viii) our more limited experience and expertise in foreign countries relative to our experience and expertise in the United States. Non-U.S. real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in real estate values or markets or the economy as a whole of non-U.S. jurisdictions we enter, which may adversely affect our international investments.

There are risks in owning or financing properties for which the tenant's, borrower's, or our operations may be impacted by weather conditions, climate change and natural disasters.
We have acquired and financed ski properties and expect to do so in the future. The operators of these properties, our tenants or borrowers, are dependent upon the operations of the properties to pay their rents and service their loans. The ski property operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions and attracting visitors. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to ski properties. We also own and finance attractions that would also be subject to risks relating to weather conditions such as in the case of waterparks and amusement parks, including excessive rainfall or unseasonable temperatures. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental or other payments or service our loans.

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
Our dividend policy is determined by our Board of Trustees. Our ability to pay dividends on our common shares or to pay dividends on our preferred shares at their stated rates depends on a number of factors, including our liquidity, our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. In response to the financial impact of the reduced economic activity that initially resulted from the COVID-19 pandemic, we temporarily suspended our monthly cash dividends to common shareholders in 2020. Although we reinstituted this dividend in 2021, there can be no assurances that we will maintain or increase any future common share dividend rate, and the market price of our common shares and possibly our preferred shares could be adversely affected if we fail to maintain or increase such rate. Furthermore, if the Board of Trustees decides to pay dividends on our common shares partially or substantially all in common shares, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.

Market interest rates may have an effect on the value of our shares.
One of the factors that investors may consider in deciding whether to buy or sell our common shares or preferred shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend rate on our common shares or seek securities paying higher dividends or interest. Higher interest rates would also likely increase our future borrowing costs and potentially decrease funds available for distribution, which could have an adverse effect on the market price of our common shares and possibly our preferred shares.

Inflation may have an effect on the value of our shares.
One of the factors that investors may consider is deciding whether to buy or sell our common shares or preferred shares is our ability to increase rent or interest income on existing leases and loans in the event of significant inflation. Our long-term leases and loans typically contain provisions such as rent or interest escalators and percentage rent or percentage interest designed to mitigate the adverse impact of inflation. However, in periods of significant inflation, the impact of these provisions may be limited due to fixed escalators, rent or interest caps and percentage rent or interest breakpoints, potentially resulting in below-market lease rates or loan terms. Accordingly, if inflation increases significantly, prospective investors may desire to invest in a company that can increase revenue without such contractual limitations, which could impact the market value of our shares.

Broad market fluctuations could negatively impact the market price of our shares.
The stock market has experienced extreme price and volume fluctuations in recent years as a result of the COVID-19 pandemic and generally challenging and uncertain economic conditions. Such volatility has affected the market price of the common equity of many companies, including companies in industries similar or related to ours. These broad market fluctuations could reduce the market price of our shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalization. Either of these factors could lead to a material decline in the market price of our shares.

Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants, borrowers and managers or the performance of REIT stocks generally.
To the extent any of our customers or their competitors report losses, slower earnings growth, take charges against earnings or enter bankruptcy proceedings, the market price for our shares could be adversely affected. Specifically, the reduced economic activity resulting from the COVID-19 pandemic severely impacted our customers' businesses, financial condition and liquidity and also resulted in one of our largest tenants declaring bankruptcy, which adversely affected the market price for our shares. The market price for our shares could also be affected by any weakness in the performance of REIT stocks generally or weakness in any of the sectors in which our customers operate, any of which may be adversely affected by generally challenging and uncertain economic conditions.

Limits on changes in control may discourage takeover attempts, which may be beneficial to our shareholders.
There are a number of provisions in our Declaration of Trust and Bylaws and under Maryland law and agreements we have with others, any of which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company that is not approved by our Board of Trustees. These include:

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2023, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4252 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $58.80 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2023, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4826 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.80 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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
The functional currency for our Canadian operations is CAD. As a result, our future operating results could be affected by fluctuations in the USD-CAD exchange rate, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by entering into foreign currency exchange contracts to hedge in part our exposure to exchange rate fluctuations. Foreign currency derivatives are subject to future risk of loss. We do not engage in purchasing foreign exchange contracts for speculative purposes.
Additionally, we may enter other international markets that pose similar currency fluctuation risks as described above.

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

Item 1C. Cybersecurity
The Company's Board of Trustees recognizes the critical importance of maintaining the trust and confidence of the Company's customers, business partners, employees and other stakeholders. The Board, in coordination with the Audit Committee, is actively involved in the oversight of the Company's risk management program, and cybersecurity represents an important component of the Company's overall approach to enterprise risk management ("ERM"). The Company's cyber risk management program is fully integrated into the Company's broader ERM program and includes cybersecurity policies, standards, processes and practices that are based on recognized frameworks and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, company-wide cyber risk program that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

The Company's cyber risk management program is led by the Company's Vice President of Information Systems, whose team is responsible for leading company-wide cybersecurity strategy, policy, and processes while reporting directly to the Company's Chief Financial Officer. While the Board has ultimate oversight for the risk management process, the Audit Committee is responsible for overseeing the Company's policies and procedures for assessing and managing its exposure to risk, including cybersecurity risks. The Company's Vice President of Information Systems provides regular reports to the Audit Committee on any cyber risks and threats to the Company, assessments of the Company's security program and projects in progress to enhance the Company's security systems. The Company's Board of Trustees also receives periodic updates relating to the Company's cybersecurity programs and emerging cybersecurity threats as part of its general oversight duties. Pursuant to the Company's response plan, the Board and the Audit Committee will receive prompt and timely information regarding any material cybersecurity incidents.

The Company has a documented response plan to follow in the event a cybersecurity incident occurs. The plan details how to determine the scope and risk of an incident, incident response, communication of incident results and risks to all stakeholders and how to reduce the likelihood of an incident occurring or reoccurring. On an annual basis, the Company conducts a test of the cyber response plan in order to test its pre-planned actions, facilitate discussions regarding the plan’s effectiveness and identify useful strategies and tactics learned from the test. Additionally, the Company’s security program is supported by external third-party experts, including outside cybersecurity professionals at a security operations center and expert legal counsel specializing in information technology and cybersecurity.

The Company's cyber risk management program includes processes for identifying and overseeing both internal cybersecurity risks and those presented by third parties, including vendors, service providers and other external users of the Company's systems, as well as the systems of third parties that could adversely impact the Company's business in the event of a cybersecurity incident affecting those third party systems.

In addition, the Company conducts frequent security awareness trainings for all employees, utilizes malware, antivirus, and spyware protections and has other protections in place for its network and users. The Company maintains robust end user and administrative user policies governing the use of Company technology. The Company also maintains cyber liability insurance coverage and performs regular vulnerability and penetration assessments.

The Company's Vice President of Information Systems has been with the Company for over 18 years and has overseen the Company's information systems, including its cyber risk management program, for the last five years. He is a member of the Global Information Assurance Certification Advisory ("GIAC") Board and has received various GIAC certifications in the areas of information security governance and technical controls focused on protecting, detecting and responding to cybersecurity issues. The Company's Chief Financial Officer has over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including the Company's business strategy, results of operations or financial condition.

Item 2. Properties

As of December 31, 2023, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our owned properties (excludes properties under development, land held for development, properties owned by unconsolidated real estate joint ventures and properties securing our mortgage notes) listed by segment and property type, gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2023 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are generally responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased (5)	Rental Revenue for the Year Ended December 31, 2023	% of Company's Rental Revenue
Experiential
Theatres (1)	166	11,396,543	100.0%	$284,018	46.1%
Eat & Play (2)	53	5,081,986	95.3%	167,985	27.4%
Attractions (3)	21	1,001,169	100.0%	66,066	10.7%
Ski	3	330,508	100.0%	25,358	4.1%
Experiential Lodging	1	276,210	100.0%	2,743	0.4%
Fitness & Wellness	7	631,920	100.0%	11,522	1.9%
Gaming (4)	1	—	—%	12,575	2.0%
Cultural	3	512,768	100.0%	7,448	1.2%
Total Experiential	255	19,231,104	98.8%	$577,715	93.8%
Education
Early Childhood Education Centers	59	1,014,576	100.0%	$28,024	4.5%
Private Schools	9	292,362	100.0%	10,400	1.7%
Total Education	68	1,306,938	100.0%	$38,424	6.2%

Total	323	20,538,042	98.8%	$616,139	100.0%

(1) Includes seven properties operated by EPR through third-party managers. Revenue for these properties is included in other income in the consolidated statements of income and comprehensive income.
(2) Includes seven theatres located in entertainment districts.
(3) Includes one property operated by EPR through a third-party manager. Revenue for this property is included in other income in the consolidated statements of income and comprehensive income.
(4) Represents land under ground lease to a casino operator.
(5) Excludes properties we intend to sell.

The following table sets forth lease expirations regarding EPR’s owned portfolio as of December 31, 2023 excluding properties we operate, non-theatre tenant leases at entertainment districts and experiential lodging properties operated through a traditional REIT lodging structure (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2023	% of Company's Rental Revenue
2024	3	217,572	$4,450	0.7%
2025	3	95,328	3,407	0.6%
2026	2	39,289	2,643	0.4%
2027	4	314,699	22,559	3.7%
2028	9	604,771	16,592	2.7%
2029	11	594,572	17,845	2.9%
2030	18	1,391,775	34,850	5.7%
2031	8	407,049	10,884	1.8%
2032	10	483,288	12,613	2.0%
2033	7	320,563	10,203	1.7%
2034	36	2,313,989	73,560	11.9%
2035	30	2,442,798	75,314	12.2%
2036	40	2,698,769	77,242	12.5%
2037	29	1,631,637	61,311	10.0%
2038	42	2,267,041	62,902	10.1%
2039	3	145,083	5,411	0.9%
2040	4	209,680	9,665	1.6%
2041	30	805,130	18,608	3.0%
2042	4	466,958	17,747	2.9%
2043	7	123,497	18,602	3.0%
Thereafter	2	50,073	1,822	0.3%
	302	17,623,561	$558,230	90.6%

Our owned properties are located in 40 states and the Canadian provinces of Ontario and Quebec. The following table sets forth certain information by state or province regarding our owned real estate portfolio as of December 31, 2023 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2023	% of Rental Revenue
Texas	2,949,257	$84,461	13.7%
California	1,753,099	76,359	12.4%
Florida	1,507,299	44,397	7.2%
Ontario, Canada	1,204,639	33,917	5.5%
Pennsylvania	1,013,568	32,149	5.2%
Illinois	886,172	25,881	4.2%
Ohio	814,269	16,460	2.7%
Louisiana	809,615	17,430	2.7%
Tennessee	711,643	18,487	3.0%
New York	682,200	37,458	6.0%
Colorado	660,411	19,712	3.2%
North Carolina	631,137	24,390	4.0%
Virginia	618,659	16,487	2.7%
Missouri	566,890	6,830	1.1%
Michigan	521,631	8,612	1.4%
Georgia	516,315	14,922	2.4%
Kansas	511,234	12,856	2.1%
Arizona	465,755	14,121	2.3%
Quebec, Canada	399,437	9,398	1.5%
Indiana	392,998	8,337	1.4%
New Jersey	392,930	7,986	1.3%
Kentucky	365,971	8,100	1.3%
South Carolina	349,388	11,245	1.8%
Alabama	323,972	5,988	1.0%
Oregon	201,532	4,698	0.8%
Connecticut	185,074	3,830	0.6%
Minnesota	181,764	5,652	0.9%
Idaho	179,036	4,714	0.8%
Maryland	177,856	4,954	0.8%
Wisconsin	170,720	377	0.1%
Arkansas	165,219	4,139	0.7%
Mississippi	116,900	8,045	1.3%
Massachusetts	111,166	1,020	0.2%
Maine	107,000	1,083	0.2%
New Hampshire	97,400	1,284	0.2%
Iowa	93,755	1,402	0.2%
Oklahoma	90,737	6,586	1.1%
New Mexico	71,297	3,261	0.5%
Nevada	50,426	2,368	0.4%
Washington	47,004	3,035	0.5%
Montana	44,650	1,092	0.2%
Hawaii	—	2,533	0.4%
Nebraska (1)	—	83	—%
	21,140,025	$616,139	100.0%

(1) Property sold during the year ended December 31, 2021 and tenant continues to pay deferred rent to EPR.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2024 annual rent of approximately $958 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.

Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rental payments for 2024 of approximately $493.0 million (not including the impact of rent deferrals, ground lease payments for leases in which we are a sub-lessor, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have remaining terms ranging from one year to 26 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Additionally, we are lessee in 51 operating ground leases as of December 31, 2023. Our tenants are generally sub-tenants under these ground leases and are responsible for paying rent under these agreements. Our sub-lessor operating ground leases provide for aggregate annual minimum rental payments for 2024 of approximately $25.8 million. Our ground leases have remaining terms ranging from one year to 43 years, most of which include one or more options to renew.

Property Acquisitions and Developments in 2023
Our property acquisitions and developments in 2023 consisted of spending on experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, was approximately 36% in 2023. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers, and we expect to continue to pursue these opportunities.

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

During the year ended December 31, 2023, the Company did not sell any unregistered equity securities.

On February 28, 2024, there were approximately 5,805 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2023, the Company did not repurchase any of its equity securities.

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

Share Performance Graph
The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2023, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/2018)
250
200
150
100
50
0
Index Value
EPR Properties
MSCI U.S. REIT Index
Russell 1000 Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Total Return Analysis
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
EPR Properties	$100.00	$117.13	$56.12	$84.51	$72.16	$100.18
MSCI U.S. REIT Index	$100.00	$125.84	$116.31	$166.39	$125.61	$142.87
Russell 1000 Index	$100.00	$131.43	$158.98	$201.03	$162.58	$205.72
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.”

A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is incorporated herein by reference and can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals or interest paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties with a high occupancy rate. We have also entered into certain joint ventures and provided mortgage note financing. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties) and managing our portfolio as we continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. More recently, and as further discussed below, the challenging economic environment and a theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” of this report.

As of December 31, 2023, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.4 billion) with properties located in 44 states and the provinces of Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.8 billion at December 31, 2023. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2023 and 2022. We group our investments into two reportable segments, Experiential and Education. As of December 31, 2023, our Experiential investments comprised $6.3 billion, or 93%, and our Education investments comprised $0.5 billion, or 7%, of our total investments.

As of December 31, 2023, our Experiential segment consisted of the following property types (owned or financed):
•166 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•23 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•20 fitness & wellness properties;
•one gaming property; and
•three cultural properties.

As of December 31, 2023, our owned Experiential real estate portfolio consisted of approximately 19.8 million square feet, which includes 0.6 million square feet of properties we intend to sell. The Experiential portfolio, excluding the properties we intend to sell, was 99% leased and included $131.3 million in property under development and $20.2 million in undeveloped land inventory.

As of December 31, 2023, our Education segment consisted of the following property types (owned or financed):
•61 early childhood education center properties; and
•nine private school properties.

As of December 31, 2023, our owned Education real estate portfolio consisted of approximately 1.3 million square feet, which includes 39 thousand square feet of properties we intend to sell. The Education portfolio, excluding the properties we intend to sell, was 100% leased.

The combined owned portfolio consisted of 21.1 million square feet and was 99% leased excluding the 0.6 million square feet of properties we intend to sell.

Update on Continuing Impact of COVID-19 Pandemic
The COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. Our non-theatre properties have demonstrated strong recovery from the impacts of the pandemic. However, our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. We began recognizing revenue on a cash basis for American-Multi Cinema, Inc. ("AMC") at the end of the first quarter of 2020 and for our Regal Cinemas tenants, subsidiaries of Cineworld Group, plc, at the end of the third quarter of 2020. With the emergence of Regal Cinemas from bankruptcy (discussed below), we began recognizing revenue on an accrual basis for our Regal Cinemas tenants. Although the box office continues to recover post-pandemic, the recently resolved writers and actor's strikes have delayed the production, supply and theatrical lease of motion pictures thereby negatively affecting this recovery in the near-term. Going forward, we intend to further diversify our experiential property types and significantly reduce our exposure to theatres. We expect that to occur as we strictly limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre property types.

As of December 31, 2023, we collected all deferred receivables due from accrual basis tenants that were deferred due to the COVID-19 pandemic. Additionally, as of December 31, 2023, amounts due from customers that were not booked as receivables because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic totaled approximately $12.0 million. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. See discussion below regarding changes to Regal Cinema's deferred amounts not booked as a receivable as a result of our comprehensive restructuring agreement with them, which became effective upon their emergence from bankruptcy. During the years ended December 31, 2023 and 2022, we collected $36.4 million and $17.7 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. These amounts include collections related to the Regal bankruptcy as further discussed below, including stub rent and pre-petition rent related to September of 2022 and property operating expense reimbursements. In addition, during the years ended December 31, 2023 and 2022, we collected $2.1 million and $24.2 million, respectively, of deferred rent and interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

Regal Update
On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, "Regal") filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). Prior to such filing date and continuing throughout the Chapter 11 bankruptcy cases, Regal leased 57 theatres from us pursuant to two master leases and 28 single property leases (the "Regal Leases"). As a result of the filing, Regal did not timely pay its rent or monthly deferral payment for September 2022, but subsequently paid portions of this amount, totaling approximately $4.0 million, pursuant to a bankruptcy court order upon emerging from bankruptcy. Regal resumed monthly rent and deferral payments for all Regal Leases commencing in October 2022 and continued making these payments through July 2023. Regal paid the remainder of the September 2022 rent as discussed below.

On June 27, 2023, we entered into a comprehensive restructuring agreement with Regal, evidenced by an Omnibus Lease Amendment Agreement (the "Omnibus Agreement"), anchored by a new master lease (the "Master Lease") for 41 of the 57 properties previously leased to Regal (the "Master Lease Properties"). On June 28, 2023, Regal’s Plan of Reorganization (the "Plan") was confirmed by the bankruptcy court. The Plan became effective on July 31, 2023 (the "Effective Date"), and Regal emerged from the Chapter 11 bankruptcy cases.

Pursuant to the Omnibus Agreement, the Master Lease and certain related agreements became effective upon the Effective Date. Material terms of the Omnibus Agreement, the Master Lease and related agreements include:

•Beginning on August 1, 2023, the total annual fixed rent for the Master Lease Properties ("Annual Base Rent") is now $65.0 million, escalating by 10% every five years. The Master Lease is a triple-net lease, and therefore, Annual Base Rent does not include taxes, insurance, utilities, common area maintenance and ground lease rent, for which Regal will be responsible for paying separately. Due to Regal's expected significantly improved credit profile, continuing box office recovery and Regal's payment history, among other factors, we began recognizing revenue related to the Master Lease on an accrual basis on the Effective Date.

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

•We have agreed to reimburse Regal for 50% of certain revenue-enhancing premises renovations to the Master Lease Properties, up to a maximum reimbursement of $32.5 million, provided that (a) Regal is not in default of the Master Lease, (b) the maximum amount we will reimburse in any calendar year will not exceed $10.0 million, and (c) reimbursable expenses require our prior approval and must relate to a project mobilized and physically commenced during the first five years of the Master Lease term.

•On the Effective Date, Regal surrendered to the Company the remaining 16 properties not included in the Master Lease (the "Surrendered Properties"), together with all furniture, fixtures and equipment located at the Surrendered Properties. We have entered into management agreements under which Cinemark is managing four of the Surrendered Properties and Phoenix Theatres is managing one of the Surrendered Properties. We sold two of the remaining 11 Surrendered Properties during the year ended December 31, 2023. We plan to sell the remaining nine properties and deploy the proceeds to acquire non-theatre experiential properties. In conjunction with taking back the Surrendered Properties, we recorded a non-cash impairment charge on eight of these properties during the year ended December 31, 2023 of $42.4 million based on recently appraised values.

•As of July 31, 2023, Regal owed approximately $76.3 million of undiscounted deferred rent (the "Deferred Rent Balance"), of which the Deferred Rent Balance related to the Master Lease Properties was approximately $56.8 million ("Master Lease Deferred Rent Balance") and the Deferred Rent Balance related to the Surrendered Properties was approximately $19.5 million ("Surrendered Property Deferred Rent Balance"). Of the Master Lease Deferred Rent Balance, approximately $50.1 million will be held in abeyance and will be forgiven in its entirety if Regal has no uncured events of default prior to the 15th anniversary of the Effective Date, and the remaining portion of the Master Lease Deferred Rent Balance will be waived and forgiven. If Regal has an uncured event of default at any time prior to the 15th anniversary of the Effective Date, the Master Lease Deferred Rent Balance held in abeyance will become due and payable. The Surrendered Property Deferred Rent Balance was included in our claims for rejection damages in the Chapter 11 bankruptcy cases, which was treated as general unsecured claims for which no material recovery is expected. The deferred rent was not previously recognized as accounts receivable because payments from Regal were recognized on a cash-basis prior to the Effective Date of the Master Lease. The deferred rent related to the Master Lease Properties held in abeyance will not be recognized on the balance sheet because it is a contingent receivable only due in the event of a default and payment is not deemed probable.

•Regal provided us with a first lien security interest in all furniture, fixtures and equipment located at the Master Lease Properties. A parent entity of Regal provided us a guaranty of Regal’s obligations under the Master Lease.

•On or about the Effective Date, Regal paid us approximately $3.0 million representing the unpaid portion of post-petition September 2022 stub rent for all properties, and approximately $1.3 million representing the unpaid pre-petition September 2022 rent for the Master Lease Properties. Additionally, on or about the Effective Date, Regal reimbursed us $1.2 million for property operating expenses we paid on Regal's behalf.

Challenging Economic Environment
REITS are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, higher cost of capital, high inflation and other risks and uncertainties associated with the current economic environment. Our business has been more acutely affected by these risks and uncertainties because of Regal's bankruptcy. Although we intend to continue making future investments, we expect our levels of investment spending to be reduced in the near-term due to elevated costs of capital, and near-term investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share (a non-GAAP financial measure) are detailed below for the years ended December 31, 2023 and 2022 (dollars in millions, except per share information):

	Year ended December 31,
	2023	2022	Change
Total revenue	$705.7	$658.0	7%
Net income available to common shareholders per diluted share	1.97	2.03	(3)%
FFOAA per diluted share	5.18	4.69	10%

The major factors impacting our results for the year ended December 31, 2023, as compared to the year ended December 31, 2022 were as follows:
•The increase in rental revenue due to an increase in contractual and deferred rental payments from cash basis tenants;
•The effect of property acquisitions and dispositions that occurred in 2023 and 2022;
•The decrease in other income of $9.1 million due to sale participation income received during the year ended December 31, 2022 and offsetting increases in other income and other expense related to operating properties;
•The decrease in interest expense due to an increase in capitalized interest and interest income on short-term investments; and
•The increase in general and administrative expense, impairment charges, loss on sale of real estate and loss from joint ventures offset by a decrease in transaction costs and provision (benefit) for credit losses, net.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Applying these assumptions requires exercising judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our real estate investments. These estimates of impairment may have a direct impact on our consolidated financial statements. We assess the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist, which include, but are not limited to, under-performance relative to projected future operating results, change in the time period we expect to hold the property, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by completing the undiscounted cash flow test, which compares the carrying amount of the real estate investment to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, we will record a loss for the amount by which the carrying value of the asset exceeds its estimated fair value.

The assumptions used to derive the estimated future cash flows for the undiscounted cash flow test are based on capitalization rates, anticipated future market rent and our anticipated hold period, which are all subjective. Market rent assumptions used for the estimated future cash flows and the capitalization rate used to estimate the residual value of the real estate can fluctuate based on economic and industry specific factors. Changes in these assumptions could materially impact the result of the undiscounted cash flow test. If there is a shift in economic conditions, or a change in our property strategy, including a reduction in our anticipated hold period, these changes could materially impact the estimated undiscounted cash flows and lead to an impairment loss. The loss is calculated based upon the difference between the fair value and the carrying value of the property. We generally use the income approach to derive the fair value of the property, which includes estimates for market rent, capitalization rates, and discount rates that are subjective and can be impacted by a lack of comparable transactions. We may also use the sales comparison approach or take into account real estate purchase offers to derive the fair value of the real estate if it is anticipated that the property may be sold.

Real Estate Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition.

Generally, our acquisitions are considered asset acquisitions. If an acquisition is determined to be an asset acquisition, we allocate the purchase price and other related acquisition costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. Typically, relative fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for asset acquisitions are capitalized.

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

Collectibility of Mortgage and Notes Receivables
Our mortgage and notes receivables consist of loans originated by us and the related accrued and unpaid interest income. We regularly evaluate the collectibility of our receivables by considering such factors as the credit quality of our borrowers, historical trends of the borrower, our historical loss experience, current portfolio, market and economic conditions and changes in borrower payment terms. We estimate our current expected credit losses on a loan-by-loan basis using a forward-looking commercial real estate forecasting tool. We record provision (benefit) for credit losses, net and reduce our mortgage note and note receivables balances by the allowance for credit losses on a quarterly basis in accordance with ASC 326. In the event we have a past due mortgage note or note receivable and we determine it is collateral dependent, we measure expected credit losses based on the fair value of the collateral. If foreclosure is deemed probable, and we expect to sell rather than operate the collateral, we adjust the fair value of the collateral for the estimated costs to sell.

The significant assumptions used in the forecasting tool to estimate our current expected credit losses include loan level assumptions such as loan to value ratio and debt service coverage ratio, as well as market level assumptions such as unemployment rates, interest rates and real estate price indices. Changes in these assumptions could materially impact the allowance for credit losses. If economic conditions or the borrower's financial condition declines, this could result in additional provision (benefit) for credit losses, net, the suspension of interest income recognition or the write off of the receivables.

If a loan is determined to be collateral dependent, the assumptions used to determine the fair value of the underlying collateral vary based on the type of collateral that secures the mortgage or note receivable. The fair value may be impacted based on economic factors, an estimate of future operating cash flows of the collateral and capitalization rates, that are subjective and can be impacted by a lack of comparable transactions. Changes in these assumptions could materially impact the estimated value of the collateral and lead to increased provision (benefit) for credit losses, net.

Recent Developments

Investment Spending
Our investment spending during the years ended December 31, 2023 and 2022 totaled $269.4 million and $402.5 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2023
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$5,182	$—	$5,182	$—	$—	$—
Eat & Play	24,048	20,750	2,192	—	1,106	—
Attractions	28,384	—	3,669	—	24,715	—
Ski	5,324	—	—	—	5,324	—
Experiential Lodging	16,034	—	—	—	—	16,034
Fitness & Wellness	184,370	45,632	3,286	53,144	82,308	—
Cultural	6,086	—	6,086	—	—	—
Total Experiential	269,428	66,382	20,415	53,144	113,453	16,034

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$269,428	$66,382	$20,415	$53,144	$113,453	$16,034

For the Year Ended December 31, 2022
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$622	$5	$617	$—	$—	$—
Eat & Play	24,747	23,151	1,596	—	—	—
Attractions	145,026	—	2,261	142,765	—	—
Ski	27,178	—	—	—	27,178	—
Experiential Lodging	77,782	4,354	—	—	11,305	62,123
Fitness & Wellness	127,057	44,090	6,358	19,858	56,751	—
Cultural	107	—	107	—	—	—
Total Experiential	402,519	71,600	10,939	162,623	95,234	62,123

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$402,519	$71,600	$10,939	$162,623	$95,234	$62,123

The above amounts include $3.6 million and $1.3 million in capitalized interest and $0.2 million and $0.7 million in capitalized other general and administrative direct project costs for the years ended December 31, 2023 and 2022, respectively. Excluded from the table above are $12.1 million and $4.3 million of maintenance capital expenditures and other spending for the years ended December 31, 2023 and 2022, respectively.

Dispositions
During the year ended December 31, 2023, we completed the sale of three vacant theatre properties, two operating theatre properties, one vacant eat & play property, four vacant early childhood education centers and a land parcel for net proceeds totaling $57.2 million. In connection with these sales, we recognized a combined loss on sale of $2.2 million. Additionally, during the year ended December 31, 2023, we, as lessee, terminated one ground lease that held one theatre property.

Subsequent to year-end, we completed the sale of two cultural properties for net proceeds of approximately $44.9 million and we expect to recognize a gain on sale of approximately $17.1 million during the three months ending March 31, 2024, in connection with this sale.

Impairment Charges
During the year ended December 31, 2023, we reassessed the holding period of the Regal Surrendered Properties not included in the Master Lease, four other theatre properties that are part of a workout with a smaller theatre tenant and two early childhood education center properties subject to lease terminations (one triggered by a casualty event). We determined that the estimated cash flows for eight of the Regal Surrendered Properties, two of the other theatre properties and two early childhood education center properties were not sufficient to recover the carrying values and estimated the fair value of the real estate investments of these properties using independent appraisals. Accordingly, we recognized impairment charges totaling $67.4 million for the year ended December 31, 2023.

Theatre Tenant Update
On July 17, 2023, Santikos Theaters, LLC acquired VSS-Southern Theatres ("Southern") through an asset purchase agreement. We have investments in ten theatre properties that were previously operated by Southern and located in six states. We continue to hold these investments and there are no structural changes to existing lease terms. In conjunction with the transaction, Southern paid its deferred rent receivable of $11.6 million in full, which was recognized as rental revenue during the year ended December 31, 2023.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022
Minimum rent (1)	$570,549	$536,957	$33,592
Percentage rent (2)	12,192	10,457	1,735
Straight-line rent (3)	10,591	6,993	3,598
Tenant reimbursements	21,285	19,849	1,436
Other rental revenue	1,522	1,345	177
Total Rental Revenue	$616,139	$575,601	$40,538

Other income (4)	45,947	47,382	(1,435)
Mortgage and other financing income (5)	43,582	35,048	8,534
Total revenue	$705,668	$658,031	$47,637

(1) For the year ended December 31, 2023 compared to the year ended December 31, 2022, the increase in minimum rent resulted primarily from an increase of $18.6 million related to rental revenue on existing properties including improved collections of rent being recognized on a cash basis. In addition, there was an increase in minimum rent of $3.4 million related to lease termination fees recognized during the year ended December 31, 2023 and $12.1 million related to property acquisitions and developments completed in 2023 and 2022. This increase was partially offset by a decrease in rental revenue of $0.5 million from property dispositions.

During the year ended December 31, 2023, we renewed one lease agreement on approximately 62 thousand square feet, experienced a decrease of approximately 11.5% in rental rates and paid no leasing commissions with respect to this lease renewal.

(2) The increase in percentage rent (amounts above base rent) for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due primarily to higher percentage rent recognized from one ski property tenant, one cultural property tenant and one attraction property tenant. This increase was partially offset by lower percentage rent recognized from our gaming and golf entertainment tenants and one early childhood education center tenant having higher base rents in 2023 pursuant to a restructured lease.

(3) The increase in straight-line rent for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due primarily to recording straight-line rent receivables for Regal in connection with reestablishing accrual basis accounting on August 1, 2023. The increase related to Regal consisted of $2.1 million related to a ground lease where Regal is our subtenant and $2.3 million related to straight-line rent on the Master Lease that commenced on August 1, 2023. Partially offsetting this increase was a write-off of straight-line rent due from an early childhood education center tenant of $0.5 million.

(4) The decrease in other income for the year ended December 31, 2023 compared to the year ended December 31, 2022 related primarily to sale participation income of $9.1 million recognized during the year ended December 31, 2022. Partially offsetting this decrease was an increase in income from two theatre properties and the Kartrite Resort over the prior year and the addition of five new operating theatre properties, previously leased by Regal, during the year ended December 31, 2023.

(5) The increase in mortgage and other financing income during the year ended December 31, 2023 compared to the year ended December 31, 2022 related to income from additional investments on an existing mortgage note receivable and interest on new mortgage notes funded in 2023 and 2022. In addition, during the year ended

December 2022, $1.5 million of accrued interest and fees receivable was written off against interest income related to one mortgage note receivable and two notes receivable.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022
Property operating expense	$57,478	$55,985	$1,493
Other expense (1)	44,774	33,809	10,965
General and administrative expense (2)	56,442	51,579	4,863
Severance expense	547	—	547
Transaction costs (3)	1,554	4,533	(2,979)
Provision (benefit) for credit losses, net (4)	878	10,816	(9,938)
Impairment charges (5)	67,366	27,349	40,017
Depreciation and amortization (6)	168,033	163,652	4,381
(Loss) gain on sale of real estate (7)	(2,197)	651	(2,848)
Interest expense, net (8)	124,858	131,175	(6,317)
Equity in loss from joint ventures (9)	6,768	1,672	5,096
Impairment charges on joint ventures	—	647	(647)
Income tax expense	1,727	1,236	491
Preferred dividend requirements	24,145	24,141	4

(1) The increase in other expense for the year ended December 31, 2023 related primarily to an increase in operating expense from two theatre properties and the Kartrite resort compared to the year ended December 31, 2022 and the addition of five new operating theatre properties.

(2) The increase in general and administrative expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 related primarily to an increase in payroll and benefit costs and an increase in professional fees, including those related to the comprehensive restructuring agreement with Regal.
(3) The decrease in transaction costs during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to a decrease in costs related to equity method investments and fewer terminated transactions.
(4) The change in provision (benefit) for credit losses, net for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due primarily to credit loss expense of $6.8 million related to one mortgage note receivable and $3.1 million related to two notes receivable recorded during the year ended December 31, 2022.

(5) Impairment charges recognized during the year ended December 31, 2023 related to eight Regal Surrendered Properties, two other theatre properties and two early childhood education center properties. Impairment charges recognized during the year ended December 31, 2022 related to five early education center properties and two theatre properties.

(6) The increase in depreciation and amortization expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted from acquisitions and developments completed in 2023 and 2022 and accelerated amortization of in-place leases related to Regal leases that were terminated. This was partially offset by property dispositions that occurred during 2023 and 2022.

(7) The loss on sale of real estate for the year ended December 31, 2023 related to the sale of three vacant theatres properties, two operating theatre properties, one vacant eat & play property, four vacant early childhood education centers and one land parcel. The gain on sale of real estate for the year ended December 31, 2022 related to the sale of three vacant theatre properties and one land parcel.

(8) The decrease in interest expense, net, for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted primarily from an increase in interest income recognized on short-term investments and an increase in capitalized interest.
(9) The increase in equity in loss from joint ventures for the year ended December 31, 2023 compared to the year ended December 31, 2022 related primarily to government incentives received at our experiential lodging properties located in St. Petersburg, Florida during the year ended December 31, 2022. In addition, our joint ventures generally incurred higher depreciation expense and higher interest expense during the year ended December 31, 2023.

Liquidity and Capital Resources

Cash and cash equivalents were $78.1 million at December 31, 2023. In addition, we had restricted cash of $2.9 million at December 31, 2023, which related primarily to escrow deposits required for property management and debt agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
As of December 31, 2023, we had total debt outstanding of $2.8 billion of which 99% was unsecured.

At December 31, 2023, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At December 31, 2023, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.30% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 6.66% at December 31, 2023. Additionally, the facility fee on the revolving credit facility is 0.25%.

At December 31, 2023, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches with $136.6 million due August 22, 2024, and $179.6 million due August 22, 2026. At December 31, 2023, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at December 31, 2023.

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with senior unsecured notes and the proceeds from equity offerings. Our unsecured revolving credit facility and cash from operations are also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions. As discussed above, due to our current elevated cost of capital, we intend to fund our investments in the near-term primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements, and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$447,094	$441,716
Net cash used by investing activities	(201,048)	(351,585)
Net cash used by financing activities	(275,695)	(269,392)

Liquidity and material cash requirements at December 31, 2023 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2023 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Long Term Debt Obligations	$136,637	$300,000	$629,597	$450,000	$400,000	$924,995	$2,841,229
Interest on Long Term Debt Obligations	120,728	106,773	99,595	62,020	39,558	64,882	493,556
Operating Lease Obligation - Corporate Office	958	958	717	—	—	—	2,633
Operating Ground Lease Obligations (1)	27,341	27,460	25,954	24,614	23,730	212,408	341,507
Total	$285,664	$435,191	$755,863	$536,634	$463,288	$1,202,285	$3,678,925
(1) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2023, rental revenue from two of our tenants, who are also sub-tenants under the ground leases, are being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, one of these properties does not currently have a sub-tenant. In the event the tenant fails to pay the ground lease rent or the property does not have sub-tenants, we would be primarily responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments
As of December 31, 2023, we had 15 development projects with commitments to fund an aggregate of approximately $171.3 million, of which approximately $81.0 million is expected to be funded in 2024. We advance development costs in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2023, we had five mortgage notes with commitments totaling approximately $104.7 million, of which approximately $59.3 million is expected to be funded in 2024. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations will be satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2023, we had three surety bonds outstanding totaling $2.1 million.

Liquidity Analysis
We currently anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments, including the amounts needed to fund our operations, make recurring debt service payments, allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Long-term liquidity requirements consist primarily of debt maturities. We have $136.6 million in scheduled debt payments due in 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the impact of the challenging economic environment and our elevated cost of capital.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is growing our investment portfolio through acquiring, developing and financing additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives or proceeds from asset dispositions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions. The availability and terms of any such financing or sales will depend upon market and other conditions.

The challenging economic environment has increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. As a result, we intend to continue to be more selective in making investments, acquisitions, utilizing cash on hand, excess cash flow and borrowings under our line of credit until such time as economic conditions improve and our cost of capital returns to acceptable levels.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). Because adjusted EBITDAre as defined does not include the annualization of investments put in service, acquired or disposed of during the quarter, as well as the potential earnings on property under development, the annualization of percentage rent and adjustments for other items, we also look at an additional ratio that reflects these adjustments. We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios (see "Non-GAAP Financial Measures" for calculations).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO severance expense, transaction costs, provision (benefit) for credit losses, net, costs associated with loan refinancing or payoff, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization and share-based compensation expense to management and Trustees; and subtracting amortization of above and below market leases, net and tenant allowances, maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

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

The following table reconciles net income available to common shareholders, the most directly comparable GAAP measure, to FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2023, 2022 and 2021 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2023	2022	2021
FFO:
Net income available to common shareholders of EPR Properties	$148,901	$152,088	$74,472
Loss (gain) on sale of real estate	2,197	(651)	(17,881)
Impairment of real estate investments, net (1)	67,366	25,381	2,711
Real estate depreciation and amortization	167,219	162,821	162,951
Allocated share of joint venture depreciation	8,876	7,409	3,340
Impairment charges on joint ventures (1)	—	647	—
FFO available to common shareholders of EPR Properties	$394,559	$347,695	$225,593

FFO available to common shareholders of EPR Properties	$394,559	$347,695	$225,593
Add: Preferred dividends for Series C preferred shares	7,752	7,752	—
Add: Preferred dividends for Series E preferred shares	7,752	7,756	—
Diluted FFO available to common shareholders of EPR Properties	$410,063	$363,203	$225,593

FFOAA:
FFO available to common shareholders of EPR Properties	$394,559	$347,695	$225,593
Severance expense	547	—	—
Transaction costs	1,554	4,533	3,402
Provision (benefit) for credit losses, net	878	10,816	(21,972)
Costs associated with loan refinancing or payoff	—	—	25,451
Impairment of operating lease right-of-use assets (1)	—	1,968	—
Sale participation income (included in other income)	—	(9,134)	—
Gain on insurance recovery (included in other income)	—	(552)	(1,181)
Deferred income tax benefit	(344)	(169)	—
FFOAA available to common shareholders of EPR Properties	$397,194	$355,157	$231,293

FFOAA available to common shareholders of EPR Properties	$397,194	$355,157	$231,293
Add: Preferred dividends for Series C preferred shares	7,752	7,752	—
Add: Preferred dividends for Series E preferred shares	7,752	7,756	—
Diluted FFOAA available to common shareholders of EPR Properties	$412,698	$370,665	$231,293

AFFO:
FFOAA available to common shareholders of EPR Properties	$397,194	$355,157	$231,293
Non-real estate depreciation and amortization	814	831	819
Deferred financing fees amortization	8,637	8,360	7,666
Share-based compensation expense to management and trustees	17,512	16,666	14,903
Amortization of above/below-market leases, net and tenant allowances	(535)	(355)	(385)
Maintenance capital expenditures (2)	(12,399)	(4,545)	(4,631)
Straight-lined rental revenue	(10,591)	(6,993)	(5,664)
Straight-lined ground sublease expense	1,099	1,692	382
Non-cash portion of mortgage and other financing income	(1,088)	(473)	(446)
AFFO available to common shareholders of EPR Properties	$400,643	$370,340	$243,937
FFO per common share:
Basic	$5.24	$4.64	$3.02
Diluted	5.15	4.60	3.02
FFOAA per common share:
Basic	$5.28	$4.74	$3.09
Diluted	5.18	4.69	3.09

	Year ended December 31,
	2023	2022	2021
Shares used for computation (in thousands):
Basic	75,260	74,967	74,755
Diluted	75,715	75,043	74,756

Weighted average shares outstanding-diluted EPS	75,715	75,043	74,756
Effect of dilutive Series C preferred shares	2,283	2,250	—
Effect of dilutive Series E preferred shares	1,663	1,664	—
Adjusted weighted average shares outstanding - diluted Series C and Series E	79,661	78,957	74,756
Other financial information:
Dividends per common share	$3.300	$3.250	$1.500
(1) Impairment charges recognized totaled $28.0 million for the year ended December 31, 2022, and was comprised of $25.4 million of impairments of real estate investments, $2.0 million of impairments of operating lease right-of-use assets and $0.6 million of impairments on joint ventures.
(2) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the years ended December 31, 2023 and 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share for these periods.

The additional common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares for the year ended December 31, 2021, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted FFO and FFOAA per share for those periods because the effect is anti-dilutive.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	December 31,
	2023	2022
Net Debt:
Debt	$2,816,095	$2,810,111
Deferred financing costs, net	25,134	31,118
Cash and cash equivalents	(78,079)	(107,934)
Net Debt	$2,763,150	$2,733,295
Gross Assets:
Total Assets	$5,700,885	$5,758,701
Accumulated depreciation	1,435,683	1,302,640
Cash and cash equivalents	(78,079)	(107,934)
Gross Assets	$7,058,489	$6,953,407
Debt to Total Assets Ratio	49%	49%
Net Debt to Gross Assets Ratio	39%	39%

	Three Months Ended December 31,
	2023	2022
EBITDAre and Adjusted EBITDAre:
Net income	$45,529	$42,329
Interest expense, net	30,337	31,879
Income tax expense	667	86
Depreciation and amortization	40,692	41,303
Loss (gain) on sale of real estate	3,612	(347)
Impairment of real estate investments, net (1)	2,694	21,030
Allocated share of joint venture depreciation	2,344	1,833
Allocated share of joint venture interest expense	1,879	2,215
EBITDAre	$127,754	$140,328

Sale participation income (2)	—	(9,134)
Transaction costs	401	993
Provision (benefit) for credit losses, net	1,285	1,369
Impairment of operating lease right-of-use asset (1)	—	1,968
Adjusted EBITDAre	$129,440	$135,524

Adjusted EBITDAre (annualized) (3)	$517,760	$542,096
Net Debt to Adjusted EBITDAre Ratio	5.3	5.0

(1) Impairment charges recognized during the three months ended December 31, 2022 totaled $23.0 million, which was comprised of $21.0 million of impairments of real estate investments and a $2.0 million impairment of an operating lease right-of-use asset.
(2) Included in other income in the consolidated statements of income and comprehensive income for the quarter. Other income includes the following:
	Three Months Ended December 31,
	2023	2022
Income from settlement of foreign currency swap contracts	$243	$246
Sale participation income	—	9,134
Operating income from operated properties	11,809	7,325
Miscellaneous income	16	51
Other income	$12,068	$16,756

(3) Adjusted EBITDAre for the quarter is multiplied by four to calculate an annual amount but does not include the annualization of investments put in service, acquired or disposed of during the quarter, as well as the potential earnings on property under development, the annualization of percent rent and adjustments for other items.

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

	December 31, 2023	December 31, 2022
Total assets	$5,700,885	$5,758,701
Operating lease right-of-use assets	(186,628)	(200,985)
Cash and cash equivalents	(78,079)	(107,934)
Restricted cash	(2,902)	(2,577)
Accounts receivable	(63,655)	(53,587)
Add: accumulated depreciation on real estate investments	1,435,683	1,302,640
Add: accumulated amortization on intangible assets (1)	30,589	23,487
Prepaid expenses and other current assets (1)	(22,718)	(33,559)
Total investments	$6,813,175	$6,686,186

Total Investments:
Real estate investments, net of accumulated depreciation	$4,537,359	$4,714,136
Add back accumulated depreciation on real estate investments	1,435,683	1,302,640
Land held for development	20,168	20,168
Property under development	131,265	76,029
Mortgage notes and related accrued interest receivable	569,768	457,268
Investment in joint ventures	49,754	52,964
Intangible assets, gross (1)	65,299	60,109
Notes receivable and related accrued interest receivable, net (1)	3,879	2,872
Total investments	$6,813,175	$6,686,186

(1) Included in "Other assets" in the accompanying consolidated balance sheets. Other assets include the following:
	December 31, 2023	December 31, 2022
Intangible assets, gross	$65,299	$60,109
Less: accumulated amortization on intangible assets	(30,589)	(23,487)
Notes receivable and related accrued interest receivable, net	3,879	2,872
Prepaid expenses and other current assets	22,718	33,559
Total other assets	$61,307	$73,053

Impact of Recently Issued Accounting Standards
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impact of recently issued accounting standards on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of December 31, 2023, we had a $1.0 billion unsecured revolving credit facility with no balance outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.
As of December 31, 2023, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At December 31, 2023, the joint ventures had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture includes an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.
We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings are subject to contractual agreements or mortgages, which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations or otherwise, our ability to make additional real estate investments may be limited.
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in millions)

	2024	2025	2026	2027	2028	Thereafter	Total	Estimated Fair Value
December 31, 2022:
Fixed rate debt	$136.6	$300.0	$629.6	$450.0	$400.0	$925.0	$2,841.2	$2,606.8
Average interest rate	4.35%	4.50%	4.70%	4.50%	4.95%	3.65%	4.32%	6.56%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2023)	—%	—%	—%	—%	—%	—%	—%	—%
	2023	2024	2025	2026	2027	Thereafter	Total	Estimated Fair Value
December 31, 2022:
Fixed rate debt	$—	$136.6	$300.0	$629.6	$450.0	$1,325.0	$2,841.2	$2,413.6
Average interest rate	—%	4.35%	4.50%	4.70%	4.50%	4.04%	4.32%	7.88%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2022)	—%	—%	—%	—%	—%	—%	—%	—%
The fair value of our debt as of December 31, 2023 and 2022 is estimated by discounting the future cash flows of each instrument using current market rates and current market spreads.
We are exposed to foreign currency risk against our functional currency, the U.S. dollar ("USD"), on our six Canadian properties and the rents received from tenants of the properties are payable in the Canadian dollar ("CAD"). In order to hedge our CAD denominated cash flows and our net investment in our six Canadian properties, we entered into cross-currency swaps designated as cash flow hedges and foreign currency forwards designated as net investment hedges as further described below.

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

Cash Flow Hedges of Foreign Exchange Risk-Cross Currency Swaps
We entered into three USD-CAD cross-currency swaps that became effective July 1, 2022, mature on October 1, 2024, and have a total fixed original notional value of $150.0 million CAD and $118.7 million USD. The net effect of these swaps provides a fixed exchange rate of $1.26 CAD per USD on approximately $10.8 million annual CAD denominated cash flows.

We entered into two USD-CAD cross-currency swaps that became effective May 1, 2022, mature on October 1, 2024 and have a total fixed notional value of $200.0 million CAD and $156.0 million USD. The net effect of these swaps provides a fixed exchange rate of $1.28 CAD per USD on approximately $4.5 million of annual CAD denominated cash flows.

We entered into three USD-CAD cross-currency swaps that became effective June 1, 2022, mature on December 1, 2024 and have a total fixed notional value of $90.0 million CAD and $69.5 million USD. The net effect of these swaps provides a fixed exchange rate of $1.30 CAD per USD on approximately $8.1 million of annual CAD denominated cash flows.

Net Investment Hedges - Foreign Currency Forward Contracts
We entered into two forward contracts that became effective December 13, 2023 with a fixed notional value of $200.0 million CAD and $148.3 million USD with a settlement date of October 1, 2025. The exchange rate of these forward contracts is approximately $1.35 CAD per USD.

We entered into a forward contract that became effective December 13, 2023 with a fixed notional value of $90.0 million CAD and $66.8 million USD with a settlement date of December 1, 2025. The exchange rate of this forward contract is approximately $1.35 CAD per USD.

On December 13, 2023, we terminated our previous CAD to USD forward contracts in conjunction with entering into the new forward agreements described above. We received $10.0 million in connection with the settlement of the CAD to USD forward contracts.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2023 was $4.5 billion. The Company reviews a real estate investment for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investment may not be recoverable.

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

Impairment of real estate investments
As discussed in Notes 2, 5, and 11 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2023 was $4.5 billion. The Company reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company recognized impairment charges of $67.4 million on real estate investments, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

We identified the assessment of the fair values of real estate investments based on recent independent appraisals used to determine the impairment charges as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the relevance of market rents, capitalization rates, and discount rates used to determine the fair value of these assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the determination of market rents, capitalization rates and discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in comparing the Company’s estimated assumptions of market rents, capitalization rates, and discount rates to a range of independently developed estimates based on publicly available industry data.

/s/ KPMG, LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri
February 29, 2024

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2023	2022
Assets
Real estate investments, net of accumulated depreciation of $1,435,683 and $1,302,640 at December 31, 2023 and 2022, respectively	$4,537,359	$4,714,136
Land held for development	20,168	20,168
Property under development	131,265	76,029
Operating lease right-of-use assets	186,628	200,985
Mortgage notes and related accrued interest receivable	569,768	457,268
Investment in joint ventures	49,754	52,964
Cash and cash equivalents	78,079	107,934
Restricted cash	2,902	2,577
Accounts receivable	63,655	53,587
Other assets	61,307	73,053
Total assets	$5,700,885	$5,758,701
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$94,927	$80,087
Operating lease liabilities	226,961	241,407
Common dividends payable	25,275	21,405
Preferred dividends payable	6,032	6,033
Unearned rents and interest	77,440	63,939
Debt	2,816,095	2,810,111
Total liabilities	3,246,730	3,222,982
Equity:
Common Shares, $0.01 par value; 125,000,000 and 100,000,000 shares authorized at December 31, 2023 and 2022, respectively; and 82,964,231 and 82,545,501 shares issued at December 31, 2023 and 2022, respectively	829	825
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at December 31, 2023 and 2022; liquidation preference of $134,822,900	54	54
3,445,980 and 3,447,381 Series E convertible shares issued at December 31, 2023 and 2022, respectively; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at December 31, 2023 and 2022; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,924,467	3,899,732
Treasury shares at cost: 7,631,725 and 7,520,227 common shares at December 31, 2023 and 2022, respectively	(274,038)	(269,751)
Accumulated other comprehensive income	3,296	1,897
Distributions in excess of net income	(1,200,547)	(1,097,132)
Total equity	$2,454,155	$2,535,719
Total liabilities and equity	$5,700,885	$5,758,701
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
Rental revenue	$616,139	$575,601	$478,882
Other income	45,947	47,382	18,816
Mortgage and other financing income	43,582	35,048	33,982
Total revenue	705,668	658,031	531,680
Property operating expense	57,478	55,985	56,739
Other expense	44,774	33,809	21,741
General and administrative expense	56,442	51,579	44,362
Severance expense	547	—	—
Transaction costs	1,554	4,533	3,402
Provision (benefit) for credit losses, net	878	10,816	(21,972)
Impairment charges	67,366	27,349	2,711
Depreciation and amortization	168,033	163,652	163,770
Total operating expenses	397,072	347,723	270,753
(Loss) gain on sale of real estate	(2,197)	651	17,881
Income from operations	306,399	310,959	278,808
Costs associated with loan refinancing or payoff	—	—	25,451
Interest expense, net	124,858	131,175	148,095
Equity in loss from joint ventures	6,768	1,672	5,059
Impairment charges on joint ventures	—	647	—
Income before income taxes	174,773	177,465	100,203
Income tax expense	1,727	1,236	1,597
Net income	173,046	176,229	98,606
Preferred dividend requirements	24,145	24,141	24,134
Net income available to common shareholders of EPR Properties	$148,901	$152,088	$74,472
Net income available to common shareholders of EPR Properties per share:
Basic	$1.98	$2.03	$1.00

Diluted	$1.97	$2.03	$1.00
Shares used for computation (in thousands):
Basic	75,260	74,967	74,755
Diluted	75,715	75,043	74,756

Other comprehensive income:
Net income	$173,046	$176,229	$98,606
Foreign currency translation adjustment	6,851	(20,474)	633
Unrealized (loss) gain on derivatives, net	(5,452)	12,416	5,857
Comprehensive income attributable to EPR Properties	$174,445	$168,171	$105,096
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2023, 2022 and 2021 (Dollars in thousands)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2020	81,917,876	$819	14,841,431	$148	$3,857,632	$(261,238)	$216	$(966,992)	$2,630,585
Restricted share units issued to Trustees	43,306	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance shares, net of cancellations	246,562	2	—	—	3,474	(575)	—	—	2,901
Purchase of common shares for vesting	—	—	—	—	—	(2,763)	—	—	(2,763)
Share-based compensation expense	—	—	—	—	14,903	—	—	—	14,903
Foreign currency translation adjustment	—	—	—	—	—	—	633	—	633
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	5,857	—	5,857
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	3,249	—	3,249
Net income	—	—	—	—	—	—	—	98,606	98,606
Issuances of common shares	11,798	—	—	—	569	—	—	—	569
Conversion of Series C Convertible Preferred shares to common shares	468	—	(1,134)	—	—	—	—	—	—
Stock option exercises, net	5,051	—	—	—	239	(241)	—	—	(2)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(157)	(157)
Dividends to common shareholders ($1.50 per share)	—	—	—	—	—	—	—	(112,209)	(112,209)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,753)	(7,753)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	41,399	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,257)	—	—	(4,257)
Share-based compensation expense	—	—	—	—	16,666	—	—	—	16,666
Foreign currency translation adjustment	—	—	—	—	—	—	(20,474)	—	(20,474)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	12,416	—	12,416
Net income	—	—	—	—	—	—	—	176,229	176,229
Issuances of common shares	23,196	—	—	—	1,063	—	—	—	1,063
Issuances of captive REIT preferred shares	—	—	—	—	107	—	—	—	107
Stock option exercises, net	12,559	—	—	—	583	(594)	—	—	(11)
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(579)	(579)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(6)	(6)
Dividends to common shareholders ($3.25 per share)	—	—	—	—	—	—	—	(243,757)	(243,757)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2023, 2022 and 2021 (Dollars in thousands) (continued)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	43,497	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	352,090	4	—	—	5,960	(591)	—	—	5,373
Purchase of common shares for vesting	—	—	—	—	—	(3,696)	—	—	(3,696)
Share-based compensation expense	—	—	—	—	17,512	—	—	—	17,512
Share-based compensation included in severance expense	—	—	—	—	304	—	—	—	304
Foreign currency translation adjustment	—	—	—	—	—	—	6,851	—	6,851
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(5,452)	—	(5,452)
Net income	—	—	—	—	—	—	—	173,046	173,046
Issuances of common shares	22,469	—	—	—	959	—	—	—	959
Conversion of Series E Convertible Preferred shares to common shares	674	—	(1,401)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(3,787)	(3,787)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(16)	(16)
Dividends to common shareholders ($3.30 per share)	—	—	—	—	—	—	—	(248,530)	(248,530)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$173,046	$176,229	$98,606
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	67,366	27,349	2,711
Impairment charges on joint ventures	—	647	—
Loss (gain) on sale of real estate	2,197	(651)	(17,881)
Gain on insurance recovery	—	(552)	(1,181)
Deferred income tax benefit	(344)	(169)	—
Provision (benefit) for credit losses, net	878	10,816	(21,972)
Costs associated with loan refinancing or payoff	—	—	25,451
Equity in loss from joint ventures	6,768	1,672	5,059
Distributions from joint ventures	1,300	780	90
Depreciation and amortization	168,033	163,652	163,770
Amortization of deferred financing costs	8,637	8,360	7,666
Amortization of above/below market leases and tenant allowances, net	(535)	(355)	(385)
Share-based compensation expense to management and Trustees	17,512	16,666	14,903
Share-based compensation expense included in severance expense	304	—	—
Change in assets and liabilities:
Operating lease assets and liabilities	(6)	463	(551)
Mortgage notes accrued interest receivable	(1,231)	(500)	568
Accounts receivable	(10,091)	25,974	36,821
Other assets	(2,738)	(473)	(1,282)
Accounts payable and accrued liabilities	8,488	14,576	(8,653)
Unearned rents and interest	7,510	(2,768)	3,185
Net cash provided by operating activities	447,094	441,716	306,925
Investing activities:
Acquisition of and investments in real estate and other assets	(60,703)	(174,533)	(56,556)
Proceeds from sale of real estate	57,160	10,965	96,137
Investment in unconsolidated joint ventures	(4,859)	(26,088)	(13,611)
Distributions from joint venture related to refinancing	—	6,695	—
Settlement of derivative	10,022	(3,830)	—
Investment in mortgage notes receivable	(110,428)	(95,234)	(8,664)
Proceeds from mortgage notes receivable paydowns	552	1,749	8,242
Investment in notes receivable	(3,025)	—	(4,379)
Proceeds from note receivable paydowns	1,386	701	8,816
Proceeds from insurance recovery, net	—	3,700	1,181
Additions to properties under development	(91,153)	(75,710)	(29,304)
Net cash (used) provided by investing activities	(201,048)	(351,585)	1,862
Financing activities:
Proceeds from long-term debt facilities and senior unsecured notes	—	—	400,000
Principal payments on debt	—	—	(1,288,765)
Deferred financing fees paid	(369)	(328)	(15,212)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(22,865)
Net proceeds from issuance of common shares	615	758	460
Impact of stock option exercises, net	—	(11)	(2)
Issuances of captive REIT preferred shares	—	107	—
Purchase of common shares for treasury for vesting	(3,696)	(4,257)	(2,763)
Dividends paid to shareholders	(272,245)	(265,661)	(117,531)
Net cash used by financing activities	(275,695)	(269,392)	(1,046,678)
Effect of exchange rate changes on cash	119	(129)	(218)
Net change in cash and cash equivalents and restricted cash	(29,530)	(179,390)	(738,109)
Cash and cash equivalents and restricted cash at beginning of the year	110,511	289,901	1,028,010
Cash and cash equivalents and restricted cash at end of the year	$80,981	$110,511	$289,901
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.
	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$107,934	$288,822	$1,025,577
Restricted cash at beginning of the year	2,577	1,079	2,433
Cash and cash equivalents and restricted cash at beginning of the year	$110,511	$289,901	$1,028,010

Cash and cash equivalents at end of the year	$78,079	$107,934	$288,822
Restricted cash at end of the year	2,902	2,577	1,079
Cash and cash equivalents and restricted cash at end of the year	$80,981	$110,511	$289,901

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$44,291	$41,872	$91,546
Transfer of real estate investments to mortgage note	$1,321	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$25,277	$21,751	$21,921
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$—	$36,741	$33,355

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$125,654	$125,808	$150,034
Cash paid during the period for income taxes	$1,495	$1,282	$1,466
Interest cost capitalized	$3,566	$1,286	$1,567
Change in accrued capital expenditures	$6,466	$896	$2,880
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

Update on Continuing Impact of COVID-19 Pandemic
The COVID-19 pandemic severely impacted experiential real estate properties because such properties involve congregate social activity and discretionary spending. The Company's non-theatre properties have demonstrated strong recovery from the impacts of the pandemic. However, the Company's theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than its non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming. The Company began recognizing revenue on a cash basis for American-Multi Cinema, Inc. (AMC) at the end of the first quarter of 2020 and for its Regal (as defined below) tenants, at the end of the third quarter of 2020. With the emergence of Regal from bankruptcy (discussed below), the Company began recognizing revenue on an accrual basis for its Regal tenants. Although the box office continues to recover post-pandemic, the recently resolved writers and actor's strikes have delayed the production, supply and theatrical release of motion pictures thereby negatively affecting this recovery in the near-term.

As of December 31, 2023, the Company collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. Additionally, as of December 31, 2023, the Company had amounts due from customers that were not booked as receivables totaling approximately $12.0 million because the full amounts were not deemed probable of collection as a result of the COVID-19 pandemic. The amounts not booked as receivables remain obligations of the customers and will be recognized as revenue when any such amounts are received. See discussion below regarding changes to Regal Cinema's deferred amounts not booked as a receivable as a result of the Company's comprehensive restructuring agreement with them, which became effective upon their emergence from bankruptcy. During the years ended December 31, 2023 and 2022, the Company collected $36.4 million and $17.7 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue. These amounts include collections related to the Regal bankruptcy as further discussed below, including stub rent and pre-petition rent related to September of 2022 and property operating expense reimbursements. In addition, during the years ended December 31, 2023 and 2022, the Company collected $2.1 million and $24.2 million, respectively, of deferred rent and interest from accrual basis customers that reduced related accounts and interest receivable. The repayment terms for all of these deferments vary by customer.

Regal Update
On September 7, 2022, Cineworld Group, plc, Regal Entertainment Group and the Company's other Regal theatre tenants (collectively, Regal) filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the Code). Prior to such filing date and continuing throughout the Chapter 11 bankruptcy cases, Regal leased 57 theatres from the Company pursuant to two master leases and 28 single property leases (the Regal Leases). As a result of the filing, Regal did not timely pay its rent or monthly deferral payment for September 2022, but subsequently paid portions of this amount, totaling approximately $4.0 million, pursuant to a bankruptcy court order upon emerging from bankruptcy. Regal resumed monthly rent and deferral payments for all Regal Leases commencing in October 2022

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
and continued making these payments through July 2023. Regal paid the remainder of the September 2022 rent as discussed below.

On June 27, 2023, the Company entered into a comprehensive restructuring agreement with Regal, evidenced by an Omnibus Lease Amendment Agreement (the Omnibus Agreement), anchored by a new master lease (the Master Lease) for 41 of the 57 properties previously leased to Regal (the Master Lease Properties). On June 28, 2023, Regal’s Plan of Reorganization (the Plan) was confirmed by the bankruptcy court. The Plan became effective on July 31, 2023 (the Effective Date), and Regal emerged from the Chapter 11 bankruptcy cases.

Pursuant to the Omnibus Agreement, the Master Lease and certain related agreements became effective upon the Effective Date. Material terms of the Omnibus Agreement, the Master Lease and related agreements include:

•Beginning on August 1, 2023, the total annual fixed rent for the Master Lease Properties (Annual Base Rent) is now $65.0 million, escalating by 10% every five years. The Master Lease is a triple-net lease, and therefore, Annual Base Rent does not include taxes, insurance, utilities, common area maintenance and ground lease rent, for which Regal will be responsible for paying separately. Due to Regal's expected significantly improved credit profile, continuing box office recovery and Regal's payment history, among other factors, the Company began recognizing revenue related to the Master Lease on an accrual basis on the Effective Date.

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

•The Company has agreed to reimburse Regal for 50% of certain revenue-enhancing premises renovations to the Master Lease Properties, up to a maximum reimbursement of $32.5 million, provided that (a) Regal is not in default of the Master Lease, (b) the maximum amount the Company will reimburse in any calendar year will not exceed $10.0 million, and (c) reimbursable expenses require prior approval of the Company and must relate to a project mobilized and physically commenced during the first five years of the Master Lease term.

•On the Effective Date, Regal surrendered to the Company the remaining 16 properties not included in the Master Lease (the Surrendered Properties), together with all furniture, fixtures and equipment located at the Surrendered Properties. The Company has entered into management agreements under which Cinemark is managing four of the Surrendered Properties and Phoenix Theatres is managing one of the Surrendered Properties. The Company sold two of the remaining 11 Surrendered Properties during the year ended December 31, 2023. The Company plans to sell the remaining nine properties and deploy the proceeds to acquire non-theatre experiential properties. In conjunction with taking back the Surrendered Properties, the Company recorded a non-cash impairment charge on eight of these properties during the year ended December 31, 2023 of $42.4 million based on recently appraised values.

•As of July 31, 2023, Regal owed approximately $76.3 million of undiscounted deferred rent (the Deferred Rent Balance), of which the Deferred Rent Balance related to the Master Lease Properties was approximately $56.8 million (Master Lease Deferred Rent Balance) and the Deferred Rent Balance related to the Surrendered Properties was approximately $19.5 million (Surrendered Property Deferred Rent Balance). Of the Master Lease Deferred Rent Balance, approximately $50.1 million will be held in abeyance and forgiven in its entirety if Regal has no uncured events of default prior to the 15th anniversary of the Effective Date, and the remaining portion of the Master Lease Deferred Rent Balance will be waived

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
and forgiven. If Regal has an uncured event of default at any time prior to the 15th anniversary of the Effective Date, the Master Lease Deferred Rent Balance held in abeyance will become due. The Surrendered Property Deferred Rent Balance was included in the Company’s claims for rejection damages in the Chapter 11 bankruptcy cases, which was treated as general unsecured claims for which no material recovery is expected. The deferred rent was not previously recognized as accounts receivable by the Company because payments from Regal were recognized on a cash-basis prior to the Effective Date of the Master Lease. The deferred rent related to the Master Lease Properties held in abeyance will not be recognized on the balance sheet because it is a contingent receivable only due in the event of a default and payment is not deemed probable.

•Regal provided the Company with a first lien security interest in all furniture, fixtures and equipment located at the Master Lease Properties. A parent entity of Regal provided the Company a guaranty of Regal’s obligations under the Master Lease.

•On or about the Effective Date, Regal paid the Company approximately $3.0 million representing the unpaid portion of post-petition September 2022 stub rent for all properties, and approximately $1.3 million representing the unpaid pre-petition September 2022 rent for the Master Lease Properties. Additionally, on or about the Effective Date, Regal reimbursed the Company $1.2 million for property operating expenses paid by the Company on Regal's behalf.

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

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2023 and 2022, the Company does not have any investments in consolidated VIEs.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and it is probable the assets will be sold within one year. Occasionally, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

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

In addition to acquisition-related costs in connection with business combinations, transaction costs include costs associated with terminated transactions, pre-opening costs and certain leasing and tenant transition costs. Transaction costs expensed totaled $1.6 million, $4.5 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

For real estate acquisitions (asset acquisitions or business combinations), the fair value (or relative fair value in an asset acquisition) of the tangible assets is determined by valuing the property using recent independent appraisals or methods similar to those used by independent appraisers. Land is valued using the sales comparison approach, which uses available market data from recent comparable land sales as an input to estimate the fair value. Site improvements and tenant improvements are valued using the cost approach, which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value. The building is valued either using the cost approach described above or a combination of the cost and the income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant. The cost and income approaches are reconciled to arrive at an estimated building fair value.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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
Intangible assets and liabilities (included in "Other assets" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2023	2022
Assets:
In-place leases, net of accumulated amortization of $26.6 million and $20.0 million, respectively	$16,402	$17,769
Above-market lease, net of accumulated amortization of $1.3 million and $1.3 million, respectively	211	257
Tradenames, net of accumulated amortization of $716 thousand and $583 thousand, respectively (1)	8,447	8,580
Contract value, net of accumulated amortization of $2.0 million and $1.6 million, respectively	8,957	9,323
Goodwill	693	693
Total intangible assets, net	$34,710	$36,622

Liabilities:
Below-market lease, net of accumulated amortization of $3.1 million and $2.4 million, respectively	$7,557	$7,741
(1) At December 31, 2023 and 2022, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate intangible amortization included in expense was $7.1 million, $3.3 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.5 million for the year ended December 31, 2023 and $0.4 million for both the years ended December 31, 2022 and 2021.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2023 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2024	$1,724	$133	$365	$46	$(418)
2025	1,689	133	365	46	(408)
2026	1,606	133	365	46	(324)
2027	1,600	133	365	46	(259)
2028	1,600	133	365	27	(259)
Thereafter	8,183	2,426	7,132	—	(5,889)
Total	$16,402	$3,091	$8,957	$211	$(7,557)

Weighted average amortization period (years)	13.2	24.3	24.5	4.6	28.8

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $25.1 million and $31.1 million as of December 31, 2023 and 2022, respectively, are shown as a reduction of debt. The deferred financing costs of $4.1 million and $6.4 million as of December 31, 2023 and 2022, respectively, related to the unsecured revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheets.

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

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless it is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. The Company recognized straight-line write-offs of $0.7 million for the year ended December 31, 2023 and $0.2 million for both the years ended December 31, 2022 and 2021. Straight-line rental revenue, net of write-offs, was $10.6 million, $7.0 million and $5.7 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.7 million, $2.6 million and $3.5 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses, which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. The Company has elected to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2023, 2022 and 2021, the amounts due for non-lease components included in rental revenue totaled $19.6 million, $17.2 million and $15.2 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $12.2 million, $10.5 million and $14.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2022 and 2021 based on a percentage of gross revenue. This variable rent totaled $0.4 million and $16.2 million for the years ended December 31, 2022 and 2021, respectively.

Rental revenue included lease termination fees of approximately $3.4 million for the year ended December 31, 2023, relating to the early terminations of two leases by two tenants. No lease termination fees were received for the years ended December 31, 2022 and 2021.

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

In accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments, the Company records allowance for credit loss to reflect that all mortgage notes and notes receivable have some inherent risk of loss regardless of credit quality, collateral, or other mitigating factors. While Topic 326 does not require any particular method for determining the reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable and supportable forecasts for the term of each mortgage note or note receivable. The Company uses a forward-looking commercial real estate forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. The CECL allowance required by Topic 326 is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Certain of the Company’s mortgage notes and notes receivable include commitments to fund incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

As permitted under Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the year ended December 31, 2022, the Company wrote-off approximately $1.5 million of accrued interest and fees receivable against interest income related to one mortgage note receivable and two notes receivable. No such amounts were written-off for the years ended December 31, 2023 and 2021. As of December 31, 2023, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable and the Company determines it is collateral dependent, the Company measures expected credit losses based on the fair value of the collateral. As of December 31, 2023, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 7 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the year ended December 31, 2023 related to one borrower and was $57 thousand. There was no participating interest income for the years ended December 31, 2022 and 2021.

Income Taxes
The Company has elected to be taxed as a REIT pursuant to Section 856(c) of the Internal Revenue Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders.

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

The Company owns certain real estate assets that are subject to income tax in Canada. At December 31, 2023, the net deferred tax assets related to the Company's Canadian operations totaled $25.9 million resulting from the temporary differences between income for financial reporting purposes and taxable income relating primarily to depreciation, capital improvements and straight-line rents. At December 31, 2023, it is more likely than not the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's Canadian operations as of December 31, 2023 totaling $25.4 million.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Internal Revenue Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. The Company uses four such TRS entities exclusively to hold the operational aspect of the traditional REIT lodging structure for five Experiential lodging properties that are facilitated by management agreements with eligible independent contractors. The real estate for these investments are held by the REIT either directly or through

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
an investment in a joint venture and leased to the respective operations entity under a triple-net lease. Management has determined which of the real estate assets meets the requirements to be classified as qualified lodging facilities as required in a traditional REIT lodging structure and recognizes revenue on these structures accordingly for REIT testing purposes.

The Company also uses one such TRS entity to hold the operational aspect of five theatre assets, which are managed by third party property managers. The real estate for these assets is held by the REIT directly and leased to the respective operating TRS entity under a triple-net lease.

At December 31, 2023, the net deferred tax assets related to the Company's TRSs totaled $11.2 million, resulting from the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization. At December 31, 2023, it is more likely than not that the Company will not generate sufficient taxable income to realize the net deferred tax assets related to the Company's TRSs as of December 31, 2023 totaling $11.2 million.

As of December 31, 2023 and 2022, the Canadian operations and the Company's TRSs had deferred tax assets included in "Other assets" in the accompanying consolidated balance sheets totaling approximately $41.7 million and $36.9 million, respectively, and deferred tax liabilities included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets totaling approximately $4.6 million and $4.1 million, respectively. At December 31, 2023 and 2022, the Company had valuation allowances offsetting the net deferred tax assets included in the accompanying consolidated balance sheets totaling $36.6 million and $32.6 million, respectively. The Company’s consolidated deferred tax position is summarized as follows at December 31 (in thousands):

	2023	2022
Fixed assets	$25,416	$22,788
Net operating losses	11,296	10,093
Start-up costs	2,301	2,185
Other	2,698	1,826
Total deferred tax assets	$41,711	$36,892

Capital improvements	$(2,786)	$(2,718)
Straight-line receivable	(982)	(962)
Other	(805)	(419)
Total deferred tax liabilities	$(4,573)	$(4,099)

Valuation allowance	(36,613)	(32,624)
Net deferred tax asset	$525	$169

Additionally, during the years ended December 31, 2023, 2022 and 2021, the Company recognized current income and withholding tax expense of $2.1 million, $1.4 million and $1.6 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Current TRS income tax	$—	$(137)	$—
Current state income tax expense	(240)	(226)	(505)
Current foreign income tax	(513)	(1)	(4)
Current foreign withholding tax	(1,318)	(1,041)	(1,088)
Deferred TRS income tax (expense) benefit	—	—	—
Deferred foreign withholding tax	—	—	—
Deferred income tax (expense) benefit	344	169	—
Income tax benefit (expense)	$(1,727)	$(1,236)	$(1,597)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The Company's effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 1.2%, 0.8% and 2.1%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2023, 2022 and 2021. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2021) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2020 through 2022 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2018 through 2022 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2023, 2022 or 2021. The Company did not have any accrued interest and penalties at December 31, 2023, 2022 and 2021. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2023, 2022 and 2021.

Concentrations of Risk
Regal, Topgolf USA (Topgolf) and AMC represented a significant portion of the Company's total revenue for the years ended December 31, 2023, 2022 and 2021. The Company had higher revenue from Regal during the years ended December 31, 2023 and 2022 due to the payment of rent and the repayment of deferred rent due, both of which were recognized as rental revenue when received. The following is a summary of the Company's total revenue derived from rental or interest payments from Regal, Topgolf and AMC (dollars in thousands):

	Year ended December 31,
	2023		2022		2021
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Regal	$103,716	14.7%	$90,678	13.8%	$44,576	8.4%
Topgolf	98,022	13.9%	94,177	14.3%	86,470	16.3%
AMC	94,687	13.4%	94,476	14.4%	94,405	17.8%

Cash Equivalents
Cash equivalents include bank demand deposits and other short-term investments.

Restricted Cash
Restricted cash represents cash held for escrow deposits required in connection with property management and debt agreements or held for potential acquisitions and redevelopments.

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
December 31, 2023, 2022 and 2021
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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Impact of Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company's financial statement disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Buildings and improvements	$4,609,050	$4,637,801
Furniture, fixtures & equipment	115,596	115,677
Land	1,219,943	1,236,358
Leasehold interests	28,453	26,940
	5,973,042	6,016,776
Accumulated depreciation	(1,435,683)	(1,302,640)
Total	$4,537,359	$4,714,136
Depreciation expense on real estate investments was $159.3 million, $158.8 million and $158.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

4. Investments and Dispositions

Acquisitions and Development

The Company's investment spending during the years ended December 31, 2023 and 2022 totaled $269.4 million and $402.5 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2023
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$5,182	$—	$5,182	$—	$—	$—
Eat & Play	24,048	20,750	2,192	—	1,106	—
Attractions	28,384	—	3,669	—	24,715	—
Ski	5,324	—	—	—	5,324	—
Experiential Lodging	16,034	—	—	—	—	16,034
Fitness & Wellness	184,370	45,632	3,286	53,144	82,308	—
Cultural	6,086	—	6,086	—	—	—
Total Experiential	269,428	66,382	20,415	53,144	113,453	16,034

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$269,428	$66,382	$20,415	$53,144	$113,453	$16,034

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

Dispositions
During the year ended December 31, 2023, the Company completed the sale of three vacant theatre properties, two operating theatre properties, one vacant eat & play property, four vacant early childhood education centers and a land parcel for net proceeds totaling $57.2 million and recognized a net loss on sale of $2.2 million. Additionally, during the year ended December 31, 2023, the Company, as lessee, terminated one ground lease that held one theatre property.

Subsequent to year-end, the Company completed the sale of two cultural properties for net proceeds of approximately $44.9 million and expects to recognize a gain on sale of approximately $17.1 million during the three months ending March 31, 2024, in connection with this sale.

During the year ended December 31, 2022, the Company completed the sale of three vacant theatre properties and a land parcel for net proceeds of $11.0 million and recognized a combined gain on sale of $0.7 million.

Dispositions during the years ended December 31, 2023 and 2022 did not meet the criteria for discontinued operations reporting.

5. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the year ended December 31, 2023, the Company reassessed the holding period of the Regal Surrendered Properties not included in the Master Lease, four other theatre properties that are part of a workout with a smaller theatre tenant and two early childhood education center properties subject to lease terminations (one triggered by a casualty event). The Company determined that the estimated cash flows for eight of the Regal Surrendered Properties, two of the other theatre properties and both of the early childhood education center properties were not sufficient to recover the carrying values and estimated the fair value of the real estate investments of these properties using independent appraisals. During the year ended December 31, 2023, the Company reduced the carrying value of the real estate investments, net to $39.2 million and recognized impairment charges of $67.4 million on real estate investments, which is the amount that the carrying values of the assets exceeded the estimated fair values.

During the year ended December 31, 2022, the Company reassessed the holding period of five early education properties subject to lease terminations, a vacant property that received an offer to purchase and two of the Regal

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
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

During the year ended December 31, 2022, the Company also recognized $0.6 million in other-than-temporary impairments related to its equity investments in joint ventures in two theatre projects located in China. See Note 8 for further details on these impairments.

During the year ended December 31, 2021, the Company received various offers to sell two of its vacant properties. As a result, the Company reassessed the expected holding periods of such properties and determined that the estimated cash flows were not sufficient to recover the carrying values of these properties. The Company estimated the fair value of these properties by taking into account these purchase offers. The Company reduced the carrying value of the real estate investments, net to $7.0 million. The Company recognized impairment charges of $2.7 million on the real estate investments, which is the amount that the carrying value of the assets exceeded the estimated fair value.

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Receivable from tenants	$7,298	$7,595
Receivable from non-tenants	824	1,006
Straight-line rent receivable	55,533	44,986
Total	$63,655	$53,587

As of December 31, 2023, the Company collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. As of December 31, 2022, receivables from tenants included payments of approximately $2.1 million that were deferred due to the COVID-19 pandemic and determined to be collectible. Additionally, the Company has amounts due from tenants that were not booked as receivables totaling approximately $12.0 million at December 31, 2023 because the full amounts were not deemed probable of collection as a result of COVID-19 pandemic. While deferments for this and future periods delay rent payments, these deferments do not release tenants from the obligation to pay the deferred amounts in the future.

7. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of December 31, 2023, the Company did not anticipate any prepayments; therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2023 and 2022 consists of the following (in thousands):

	Year of Origination	Interest Rate	Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage at December 31, 2023	Carrying amount as of December 31,		Unfunded commitments
Description						2023	2022	December 31, 2023
Eat & play property Eugene, Oregon	2019	8.13%	8/31/2024	Interest only	$10,750	$10,417	$7,780	$—
Attraction property Powells Point, North Carolina	2019	7.75%	6/30/2025	Interest only	29,378	29,200	29,227	—
Fitness & wellness property Merriam, Kansas	2019	7.55%	7/31/2029	Interest only	9,090	9,223	9,195	—
Fitness & wellness property Omaha, Nebraska	2017	9.00%	6/30/2030	Interest only	10,905	10,951	10,898	—
Fitness & wellness property Omaha, Nebraska	2016	9.00%	6/30/2030	Interest only	10,539	10,615	10,531	—
Experiential lodging property Nashville, Tennessee	2019	6.99%	9/30/2031	Interest only	70,000	71,187	70,576	—
Ski property Girdwood, Alaska	2019	8.78%	7/31/2032	Interest only	78,102	78,062	72,366	3,898
Fitness & wellness properties Colorado and California	2022	7.15%	1/10/2033	Interest only	59,034	59,207	56,911	5,516
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	Principal & Interest-fully amortizing	9,701	9,701	10,253	—
Eat & play property Dallas, Texas	2023	10.25%	6/9/2033	Interest only	1,106	1,105	—	4,894
Experiential lodging property Breaux Bridge, LA	2022	7.25%	3/8/2034	Interest only	11,305	11,373	11,373	—
Ski property West Dover and Wilmington, Vermont	2007	12.32%	12/1/2034	Interest only	51,050	51,049	51,049	—
Four ski properties Ohio and Pennsylvania	2007	11.41%	12/1/2034	Interest only	37,562	37,495	37,529	—
Ski property Chesterland, Ohio	2012	11.90%	12/1/2034	Interest only	4,550	4,508	4,532	—
Ski property Hunter, New York	2016	9.03%	1/5/2036	Interest only	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	Interest only	17,505	17,505	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	Interest only	18,068	18,067	18,066	—
Fitness & wellness property Fort Collins, Colorado	2018	8.00%	1/31/2038	Interest only	10,292	10,070	10,089	—
Early childhood education center Lake Mary, Florida	2019	8.23%	5/9/2039	Interest only	4,200	4,387	4,360	—
Early childhood education center Lithia, Florida	2017	8.93%	10/31/2039	Interest only	3,959	4,018	4,028	—
Attraction property Frankenmuth, Michigan	2022	8.25%	10/14/2042	Interest only	24,715	24,375	—	43,285
Fitness & wellness properties Massachusetts and New York	2023	8.30%	1/10/2044	Interest only	77,000	76,253	—	47,100
					$569,811	$569,768	$457,268	$104,693

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
During the year ended December 31, 2023, the Company amended a mortgage note receivable and note receivable secured by an eat & play investment with one borrower. The modified loan agreement consolidated all of the borrower's obligations into one mortgage note agreement, including land that was previously ground leased to the borrower. The maturity date of this mortgage note receivable was modified to be August 31, 2024, and was previously June 17, 2039. In connection with the modification, the Company forgave approximately $7.8 million of principal. During the year ended December 31, 2022, the Company recorded an allowance for credit loss totaling $8.0 million for this mortgage note and note receivable, and the forgiveness of $7.8 million reduced the allowance for credit loss during the year ended December 31, 2023.The outstanding principal amount of this mortgage note receivable at December 31, 2023 was $10.8 million.

Although foreclosure was not deemed probable and the principal balance of the mortgage note receivable was not past due at December 31, 2023, based on the borrower's declining financial condition, the Company determined that the borrower continues to experience financial difficulty. The repayments are expected to be provided substantially through the sale or operation of the collateral, therefore, the Company elected to apply the collateral-dependent practical expedient. Expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company will continue to monitor and re-assess the borrower’s financial status at each reporting period and will continue to apply the practical expedient until the borrower is no longer experiencing financial difficulties or the repayment of the outstanding principal and interest is no longer in question. Income from this borrower is recognized on a cash basis. The Company received interest payments totaling $0.9 million from this borrower for the year ended December 31, 2023. During the year ended December 31, 2023, the borrower made all contractual interest payments according to the terms of the modified agreement. During the year ended December 31, 2022, the Company wrote-off $0.9 million in accrued interest receivables and fees to "Mortgage and other financing income" in the accompanying consolidated statements of income related to this mortgage note.

Investment in notes receivable, including related accrued interest receivable, was $3.9 million and $2.9 million at December 31, 2023 and 2022, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At December 31, 2023, two of the Company's notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company assessed the fair value of the collateral as of December 31, 2023 on these notes and the notes remain fully reserved with an allowance for credit loss totaling $7.6 million and $1.9 million, respectively, which represents the outstanding principal balance of the notes as of December 31, 2023. Income from these borrowers is recognized on a cash basis. During the year ended December 31, 2023 and 2022, the Company received principal payments totaling $0.7 million and $0.3 million, respectively, and cash basis interest payments totaling $0.7 million and $1.2 million, respectively, from one of these borrowers. During the year ended December 31, 2022, the Company wrote-off $0.6 million in accrued interest receivables and fees to "Mortgage and other financing income" in the accompanying consolidated statements of income related to one of these notes receivable.

At December 31, 2023, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $7.6 million, which is fully reserved in the allowance for credit losses at December 31, 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the years ended December 31, 2023 and 2022 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2021	$2,124	$76	$8,686	$—	$10,886
Provision (benefit) for credit losses, net	6,875	675	3,266	—	10,816
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2022	$8,999	$751	$11,952	$—	$21,702
Provision (benefit) for credit losses, net	2,428	321	(1,871)	—	878
Charge-offs	(7,771)	—	(394)	—	(8,165)
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2023	$3,656	$1,072	$9,687	$—	$14,415

8. Unconsolidated Real Estate Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures as of December 31, 2023 and 2022 (in thousands):

				Investment as of December 31,		(Loss) Income for the Year Ended December 31,
Property Type	Location	Ownership Interest		2023	2022	2023	2022
Experiential lodging	St. Pete Beach, FL	65%	(1)	$14,727	$18,712	$(2,684)	$292
Experiential lodging	Warrens, WI	95%	(2)	9,945	10,865	(919)	(1,050)
Experiential lodging	Breaux Bridge, LA	85%	(3)	18,996	17,080	(2,944)	(719)
Experiential lodging	Harrisville, PA	62%	(4)	6,086	6,307	(221)	(134)
Theatres	China	various	(5)	—	—	—	(61)
				$49,754	$52,964	$(6,768)	$(1,672)

(1) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $105.0 million at December 31, 2023. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024. The Company received distributions of $1.3 million from its investments in these joint ventures during the year ended December 31, 2023. On May 18, 2022, the joint venture that holds the real estate refinanced its secured mortgage loan, described above. In connection with this refinancing, during the year ended December 31, 2022, the Company received $6.7 million in distributions. In addition, the Company received $0.8 million in distributions from operations during the year ended December 31, 2022. The Company's accounting policy is to classify the distributions on its consolidated statement of cash flows using the nature of the distribution approach based on facts and circumstances surrounding the distributions.

(2) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $22.4 million at December 31, 2023 that provides for additional draws of approximately

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
$1.6 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $1.7 million remaining to fund at December 31, 2023.

(3) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at December 31, 2023. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

(4) The Company has a 92% equity investment in two unconsolidated real estate joint ventures, that through subsequent joint ventures (described below), hold the investments in the real estate of the experiential lodging property and the lodging operations, which are facilitated by a management agreement. The Company's investment in these two unconsolidated real estate joint ventures were considered to be variable interest investments and the Company's investment in the joint venture that holds the lodging operations is a VIE. The Company is not the primary beneficiary of the VIE because the Company does not individually have the power to direct the activities that are most important to the joint venture and, accordingly, this investment is not consolidated. Other than the guarantee described below, the Company's maximum exposure to loss is limited to its initial investment, which was nominal.

The Company's investments in the two unconsolidated real estate joint ventures (representing 92% of each joint venture's equity) have a 67% equity interest in two separate consolidated joint ventures, one that holds the investments in the real estate of the experiential lodging property and the other that holds lodging operations, which are facilitated by a management agreement. The consolidated joint venture that holds the real estate property has a secured senior mortgage loan commitment of up to $22.5 million at December 31, 2023 in order to fund renovations, with $6.9 million outstanding at December 31, 2023. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $9.6 million remaining to fund at December 31, 2023.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
9. Debt

Debt at December 31, 2023 and 2022 consists of the following (in thousands):

	2023	2022
Senior unsecured notes payable, 4.35%, due August 22, 2024 (1)	$136,637	$136,637
Senior unsecured notes payable, 4.50%, due April 1, 2025 (2)	300,000	300,000
Unsecured revolving variable rate credit facility, SOFR + 1.30%, due October 6, 2025 (3)	—	—
Senior unsecured notes payable, 4.56%, due August 22, 2026 (1)	179,597	179,597
Senior unsecured notes payable, 4.75%, due December 15, 2026 (2)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (2)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (2)	400,000	400,000
Senior unsecured notes payable, 3.75%, due August 15, 2029 (2)	500,000	500,000
Senior unsecured notes payable, 3.60%, due November 15, 2031 (2)	400,000	400,000
Bonds payable, variable rate, fixed at 2.53% through September 30, 2026, due August 1, 2047 (4)	24,995	24,995
Less: deferred financing costs, net	(25,134)	(31,118)
Total	$2,816,095	$2,810,111

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

(3) At December 31, 2023, the Company had no balance outstanding under its $1.0 billion unsecured revolving credit facility. On February 17, 2023, the Company amended its Third Consolidated Credit Agreement, which governs its unsecured revolving credit facility, to modify the interest rate from LIBOR to SOFR. The facility bears interest at a floating rate of SOFR plus 1.30% (with a SOFR floor of zero), which was 6.66% at December 31, 2023, and a facility fee of 0.25%. Interest is payable monthly. In addition, there is a $1.0 billion accordion feature under which the Company may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The Company has two options to extend the maturity date of the credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default.

The facility contains financial covenants or restrictions that limit the Company's level of consolidated debt, secured debt, investment levels outside certain categories and dividend distribution and require the Company to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.

(4) The bonds have a variable interest rate that was approximately 5.48% at December 31, 2023. During the year ended December 31, 2022, the Company amended and restated its interest rate swap agreement on variable rate secured bonds with a notional amount of $25.0 million. This amendment changed the index rate from LIBOR to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
SOFR and extended the swap termination date by two years to September 30, 2026. The fixed rate of 1.3925% indexed to LIBOR was modified to 2.5325% indexed to SOFR. See Note 10 for further details.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance and certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's debt instruments at December 31, 2023.

Principal payments due on long-term debt obligations subsequent to December 31, 2023 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2024	$136,637
2025	300,000
2026	629,597
2027	450,000
2028	400,000
Thereafter	924,995
Less: deferred financing costs, net	(25,134)
Total	$2,816,095

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Interest on loans	$122,968	$123,070	$138,805
Amortization of deferred financing costs	8,637	8,360	7,666
Credit facility and letter of credit fees	2,676	2,682	3,344
Interest cost capitalized	(3,566)	(1,286)	(1,567)
Interest income	(5,857)	(1,651)	(153)
Interest expense, net	$124,858	$131,175	$148,095

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $1.3 million and $11.4 million at December 31, 2023 and 2022, respectively. The Company had derivative liabilities of $4.9 million at December 31, 2023 and no derivative liabilities at December 31, 2022. The Company has neither posted nor received collateral with its derivative counterparties as of December 31, 2023 and 2022. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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
December 31, 2023, 2022 and 2021
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

During the year ended December 31, 2022, the Company amended and restated its interest rate swap agreement on its variable rate secured bonds with a notional amount of $25.0 million. This amendment changed the index rate from LIBOR to SOFR and extended the termination date by two years to September 30, 2026. The fixed rate of 1.3925% indexed to LIBOR was modified to 2.5325% indexed to SOFR. The Company used a strategy commonly referred to as blend and extend, which allows the asset position of the terminated interest rate swap agreement of approximately $1.4 million to be effectively blended into the new interest rate swap agreement. At December 31, 2023, the Company had only this interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of December 31, 2023 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2023, the Company estimates that during the twelve months ending December 31, 2024, $0.7 million of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of December 31, 2023, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2023, the Company estimates that during the twelve months ending December 31, 2024, $0.4 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2023, the Company had the following foreign currency forwards designated as net investment hedges:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.35 CAD per USD	$200.0	October 1, 2025
$1.35 CAD per USD	90.0	December 1, 2025
Total	$290.0

On December 13, 2023, the Company terminated its CAD to USD forward contracts in conjunction with entering into the new forward agreements described above. The Company received $10.0 million in connection with the settlement of the CAD to USD forward contracts, which continues to be reported in AOCI until the net investment is sold or liquidated.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2023, 2022 and 2021:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Year Ended December 31,
Description	2023	2022	2021
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(91)	$1,539	$(2,944)
Amount of Income (Expense) Reclassified from AOCI into Earnings (1)	648	96	(9,156)
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(260)	1,898	(99)
Amount of Income (Expense) Reclassified from AOCI into Earnings (2)	880	276	(262)
Net Investment Hedges
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	—	665	(518)
Amount of Income Recognized in Earnings (2) (3)	—	170	367
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative	(3,573)	8,686	—
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(3,924)	$12,788	$(3,561)
Amount of Income (Expense) Reclassified from AOCI into Earnings	1,528	372	(9,418)
Amount of Income Recognized in Earnings	—	170	367

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$124,858	$131,175	$148,095
Other income in accompanying consolidated statements of income and comprehensive income	$45,947	$47,382	$18,816
(1)    Included in “Interest expense, net” in accompanying consolidated statements of income and comprehensive income except for a cash settlement of approximately $3.2 million for the year ended December 31, 2021, which is included in “Costs associated with loan refinancing or payoff” in accompanying consolidated statements of income and comprehensive income related to the termination of the interest rate swap agreements.
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

As of December 31, 2023, the fair value of the Company's derivatives in a liability position related to these agreements was $4.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.0 million, after considering the right of offset. As of December 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2023 and 2022
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2023:
Cross Currency Swaps (1)	$—	$384	$—	$384
Currency Forward Agreements (2)	$—	$(4,908)	$—	$(4,908)
Interest Rate Swap Agreements (1)	$—	$876	$—	$876
2022:
Cross Currency Swaps (1)	$—	$1,523	$—	$1,523
Currency Forward Agreements (1)	$—	$8,686	$—	$8,686
Interest Rate Swap Agreements (1)	$—	$1,240	$—	$1,240
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2023 and 2022
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2023:
Real estate investments, net	$—	$—	$39,150	$39,150
2022:
Real estate investments, net	$—	$4,700	$33,670	$38,370
Operating lease right-of-use asset	—	—	7,006	7,006
Mortgage notes and related accrued interest receivable	—	—	7,780	7,780
Investment in joint ventures	—	—	—	—
Other assets (1)	—	—	1,316	1,316
(1) Includes collateral dependent notes receivable, which are presented within "Other assets" in the accompanying consolidated balance sheets.

As further discussed in Note 5, during the year ended December 31, 2023, the Company recorded an impairment charge of $67.4 million related to real estate investments, net, on 12 properties. Management estimated the fair values of these investments taking into account various factors including independent appraisals, shortened hold periods and market conditions. The significant inputs and assumptions used in the real estate appraisals included market rents ranging from $4.50 per square foot to $20.00 per square foot, discount rates ranging from 8.50% to 11.50% and terminal capitalization rates ranging from 7.75% to 10.25%. Estimating future cash flows is highly subjective and estimates can differ materially from actual results. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

As further discussed in Note 5, during the year ended December 31, 2022, the Company recorded impairment charges of $27.3 million, of which $25.3 million related to real estate investments, net, and $2.0 million related to an operating lease right-of-use asset. Management estimated the fair value of these investments taking into account various factors including purchase offers, independent appraisals, shortened hold periods and current market conditions. The Company determined, based on the inputs, that its valuation of one of its properties with a purchase offer was classified as Level 2 of the fair value hierarchy and was measured at fair value. Six properties, one of which included an operating lease right-of-use asset, were measured at fair value using independent appraisals, which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents, which ranged from $6 per square foot to $22 per square foot, discount rates, which ranged from 7.75% to 9.75% and terminal capitalization rates ranging from 7.00% to 8.75% for the properties not under ground lease. Significant inputs and assumptions used in the right-of-use asset appraisal included a market rate of $25 per square foot and a discount rate of 8.50%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

As further discussed in Note 7, during the year ended December 31, 2022, the Company recorded an allowance for credit losses totaling $8.0 million, consisting of $6.8 million related to one mortgage note and $1.2 million related to one note receivable, as a result of changes in the borrower's financial status. Management valued the mortgage note and note receivable based on the fair value of the underlying collateral determined using independent appraisals, which used discounted cash flow models. The significant inputs and assumptions used in the real estate appraisals included market rents of approximately $20 per square foot and a discount rate of 6.75%. These measurements were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable. Additionally, during the year ended December 31, 2022, the Company recorded an allowance for credit losses totaling $1.9 million related to one note receivable to fully reserve the outstanding principal balance, as a result of changes in the borrower's financial status. Management valued the note receivable based on the fair value of the underlying collateral, which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower and was classified within Level 3 of the fair value hierarchy.

Additionally, as further discussed in Note 8, during the year ended December 31, 2022, the Company recorded impairment charges of $0.6 million related to its investment in joint ventures. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2023 and 2022:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2023, the Company had a carrying value of $569.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.82%. The fixed rate mortgage notes bear interest at rates of 6.99% to 12.32%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.15% to 10.25%, management estimates the fair value of the fixed rate mortgage notes receivable to be $611.2 million with an estimated weighted average market rate of 7.84% at December 31, 2023.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
estimates the fair value of the fixed rate mortgage notes receivable to be $500.0 million with an estimated weighted average market rate of 7.70% at December 31, 2022.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2023, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an interest rate of approximately 5.48%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2023.

At December 31, 2022, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an interest rate of approximately 4.43%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2022.

At both December 31, 2023 and 2022, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 10 for additional information related to the Company's interest rate swap agreement.

At December 31, 2023, the Company had a carrying value of $2.82 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using December 31, 2023 market rates of 6.46% to 6.70%, management estimates the fair value of the fixed rate debt to be approximately $2.58 billion with an estimated weighted average market rate of 6.60% at December 31, 2023.

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

Additionally, on June 3, 2022, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan), which permits the issuance of up to 25,000,000 common shares.

Common Shares
The Company's Board declared cash dividends totaling $3.30 and $3.225 per common share for the years ended December 31, 2023 and 2022, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2023 and 2022 are as follows:

	Cash Distributions Per Share
	2023	2022
Taxable ordinary income (1)	$2.3248	$2.5906
Return of capital	0.9752	0.6344
Long-term capital gain	—	—
Totals	$3.3000	$3.2250
(1) Amounts qualify in their entirety as 199A distributions.

During the years ended December 31, 2023 and 2022, the Company issued an aggregate of 22,469 and 23,196 common shares under its DSP Plan for net proceeds of $1.0 million and $1.1 million, respectively.

Series C Convertible Preferred Shares
The Company has 5.4 million outstanding 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2023, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4252 common shares per Series C preferred share, which is equivalent to a conversion price of $58.80 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

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

The Company's Board declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2023 and 2022. There were non-cash distributions associated with conversion adjustments of $0.2368 and $0.1735 per Series C preferred share for the years ended December 31, 2023 and 2022, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2023 and 2022 are as follows:

	Cash Distributions per Share
	2023	2022
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

	Non-cash Distributions per Share
	2023	2022
Taxable ordinary income (2)	$—	$—
Return of capital	0.2368	0.1735
Long-term capital gain	—	—
Totals	$0.2368	$0.1735
(2) For the years ended December 31, 2023 and 2022, no amounts qualify as 199A distributions.

Series E Convertible Preferred Shares
The Company has 3.4 million outstanding 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2023, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4826 common shares per Series E preferred share, which is equivalent to a conversion price of $51.80 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Company's Board declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2023 and 2022. There were no non-cash distributions associated with conversion adjustments per Series E preferred share for both years ended December 31, 2023 and 2022. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series E preferred share for the years ended December 31, 2023 and 2022 are as follows:

	Cash Distributions per Share
	2023	2022
Taxable ordinary income (1)	$2.2500	$2.2500
Return of capital	—	—
Long-term capital gain	—	—
Totals	$2.2500	$2.2500
(1) Amounts qualify in their entirety as 199A distributions.

Series G Preferred Shares
The Company has 6.0 million outstanding 5.75% Series G cumulative redeemable preferred shares (Series G preferred shares). The Company will pay cumulative dividends on the Series G preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25.00 liquidation preference per share. Dividends on the Series G preferred shares are payable quarterly in arrears. The Company may, at its option, redeem the Series G preferred shares in whole at any time or in part from time to time by paying $25.00 per share, plus any accrued and unpaid dividends up to, but not including the date of redemption. The Series G preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series G preferred shares are not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the Series G preferred shares generally have no voting rights except under certain dividend defaults.

The Company's Board declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2023 and 2022. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2023 and 2022 are as follows:

	Cash Distributions per Share
	2023	2022
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands except per share information):

	Year Ended December 31, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$173,046
Less: preferred dividend requirements	(24,145)
Net income available to common shareholders	$148,901	75,260	$1.98
Diluted EPS:
Net income available to common shareholders	$148,901	75,260
Effect of dilutive securities:
Share options and performance shares	—	455
Net income available to common shareholders	$148,901	75,715	$1.97

	Year Ended December 31, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$176,229
Less: preferred dividend requirements	(24,141)
Net income available to common shareholders	$152,088	74,967	$2.03
Diluted EPS:
Net income available to common shareholders	$152,088	74,967
Effect of dilutive securities:
Share options and performance shares	—	76
Net income available to common shareholders	$152,088	75,043	$2.03

	Year Ended December 31, 2021
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$98,606
Less: preferred dividend requirements	(24,134)
Net income available to common shareholders	$74,472	74,755	$1.00
Diluted EPS:
Net income available to common shareholders	$74,472	74,755
Effect of dilutive securities:
Share options and performance shares	—	1
Net income available to common shareholders	$74,472	74,756	$1.00

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance shares, are not probable of issuance:
•The additional 2.3 million common shares for both the years ended December 31, 2023 and 2022 and 2.2 million common shares for year ended December 31, 2021 that would result from the conversion of the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for the years ended December 31, 2023, 2022 and 2021.
•Outstanding options to purchase 81 thousand common shares at per share prices ranging from $44.44 to $76.63 for the year ended December 31 2023.
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
•The effect of 56 thousand contingently issuable performance shares granted during 2020 for the years ended December 31, 2022 and 2021.

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016, and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At December 31, 2023, there were 1,551,906 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2022	503,912	$50.38
Granted	352,090	42.23
Vested	(232,898)	53.92
Forfeited	(13,876)	45.18
Outstanding at December 31, 2023	609,228	$44.44	0.89
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $8.7 million, $10.2 million, and $6.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $7.6 million, $7.9 million and $8.8 million for the years ended December 31, 2023, 2022 and 2021. At December 31, 2023, unamortized share-based compensation expense related to nonvested shares was $10.4 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2024	$5,418
2025	3,670
2026	1,312
Total	$10,400

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

	Number of Performance Shares	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2022	257,386	$72.10
Granted	111,593	63.08
Vested (2)	(56,338)	65.66
Forfeited	—	—
Outstanding at December 31, 2023	312,641	$70.04

(1) The grant date fair value was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of the Company's future stock price over the three-year performance period for performance shares based on the Company's Total Shareholder Return (TSR) performance further described below and (ii) the Company's grant date fair value for performance shares based on the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period.
(2) The performance conditions for the performance shares granted during the year ended December 31, 2020 were not achieved resulting in no pay-out.

The number of common shares issuable upon settlement of the performance shares granted during the years ended December 31, 2023, 2022 and 2021 will be based upon the Company's achievement level relative to the following performance measures at December 31, 2025, 2024 and 2023: 50% based upon the Company's TSR relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's CAGR in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $5.9 million, $6.0 million and $6.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2025, 2024 and 2023 for performance shares granted in 2023, 2022 and 2021, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the years ended December 31, 2023, 2022 and 2021, respectively: risk-free interest rate of 4.4%, 1.7% and 0.2%, volatility factors in the expected market price of the Company's common shares of 52%, 71% and 69% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2023, achievement of the performance condition was deemed probable for the performance shares granted during the year ended December 31, 2023, 2022 and 2021, with an expected payout percentage of 55.3%, 200% and 200%, respectively, which resulted in a grant date fair value of approximately $0.7 million, $2.3 million and $2.3 million, respectively.

Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $7.9 million, $6.6 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
At December 31, 2023, unamortized share-based compensation expense related to nonvested performance shares was $7.1 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2024	$4,950
2025	2,168
Total	$7,118

The performance shares accrue dividend equivalents, which are paid only if common shares are issued upon settlement of the performance shares. During the years ended December 31, 2023 and 2022, the Company accrued dividend equivalents expected to be paid on earned awards of $3.8 million and $579 thousand, respectively. No dividend equivalents were paid for the years ended December 31, 2023 and 2022.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2022	38,605	$50.77
Granted	43,497	41.67
Vested	(40,054)	50.44
Outstanding at December 31, 2023	42,048	$41.67	0.42
The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.9 million for the year ended December 31, 2023 and $2.2 million for both the years ended December 31, 2022 and 2021. At December 31, 2023, unamortized share-based compensation expense related to restricted share units was $730 thousand, which will be recognized in 2024.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2020	116,690	$44.62	—	$76.63	$56.36
Exercised	(5,051)	45.20	—	47.77	47.27
Granted	1,838	44.44	—	44.44	44.44
Forfeited/Expired	(4,806)	45.20	—	61.79	51.42
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79
Exercised	(12,559)	44.62	—	47.15	46.43
Outstanding at December 31, 2022	96,112	$44.44	—	$76.63	$58.15
Forfeited/Expired	(14,921)	46.86	—	61.79	52.68
Outstanding at December 31, 2023	81,191	$44.44	—	$76.63	$59.16

The weighted average fair value of options granted was $20.34 during 2021. No options were granted during the year ended December 31, 2023 and 2022. The intrinsic value of stock options exercised was $62 thousand and $14 thousand during the years ended December 31, 2022 and 2021, respectively. No options were exercised during the year ended December 31, 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $12 thousand, $14 thousand and $17 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes outstanding and exercisable options at December 31, 2023:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
44.44 - 49.99	1,838	7.1			920	7.1
50.00 - 59.99	27,587	0.6			27,587	0.6
60.00 - 69.99	47,610	2.6			46,888	2.3
70.00 - 76.63	4,156	4.1			4,156	4.1
	81,191	2.1	$59.16	$7	79,551	1.9	$59.23	$4

15. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 26 years. The Company adopted Topic 842 on January 1, 2019 and elected to not reassess its prior conclusions about lease classification. Accordingly, these arrangements continue to be classified as operating leases.

The following table summarizes the future minimum rentals on the Company's lessor and sub-lessor arrangements at December 31, 2023 (in thousands):

	December 31, 2023
	Operating leases	Sub-lessor operating ground leases
	Amount (1)	Amount (1)	Total
Year:
2024	$493,021	$25,821	$518,842
2025	489,356	25,958	515,314
2026	488,516	24,400	512,916
2027	471,138	23,874	495,012
2028	461,884	23,060	484,944
Thereafter	3,227,675	197,650	3,425,325
Total	$5,631,590	$320,763	$5,952,353
(1) Included in rental revenue.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2023 and 2022, the Company was lessee in 51 and 52 operating ground leases, respectively, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2023, rental revenue from two of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, one of these properties does not currently have a sub-tenant. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2023, the ground lease arrangements have remaining terms ranging from one year to 43 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
do not contain any residual value guarantees or any material restrictions. As of December 31, 2023, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2023, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2023
	Ground Leases (1)	Office lease (2)
Year:
2024	$27,341	$958
2025	27,460	958
2026	25,954	717
2027	24,614	—
2028	23,730	—
Thereafter	212,408	—
Total lease payments	$341,507	$2,633
Less: imputed interest	116,967	212
Present value of lease liabilities	$224,540	$2,421
(1) Included in property operating expense.
(2) Included in general and administrative expense.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2023 and 2022 (in thousands):

		As of December 31,
	Classification	2023	2022
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$184,376	$198,009
Office lease asset	Operating lease right-of-use assets	2,252	2,976
Total operating lease right-of-use assets		$186,628	$200,985
Sub-lessor straight-line rent receivable	Accounts receivable	17,430	14,586
Total leased assets		$204,058	$215,571
Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$224,540	$238,200
Office lease liability	Operating lease liabilities	2,421	3,207
Total lease liabilities		$226,961	$241,407

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
The following table summarizes rental revenue, including sublease arrangements and lease costs, including impairment charges on operating lease right-of-use assets for the years ended December 31, 2023, 2022 and 2021(in thousands):

		Year ended December 31,
	Classification	2023	2022	2021
Rental revenue
Operating leases	Rental revenue	$588,751	$551,383	$457,063
Sublease income - operating ground leases	Rental revenue	27,388	24,218	21,819
Lease costs
Operating ground lease cost	Property operating expense	$26,290	$25,167	$22,863
Operating office lease cost	General and administrative expense	896	904	905
Operating lease right-of-use asset impairment charges (1)	Impairment charges	—	1,968	—

(1) During the year ended December 31, 2022, the Company recognized an impairment charge of $2.0 million. See Note 5 for the details on this impairment.

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for arrangements where the Company is the lessee as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted-average remaining lease term in years
Operating ground leases	14.6	15.1
Operating office lease	2.8	3.8
Weighted-average discount rate
Operating ground leases	5.37%	5.31%
Operating office lease	6.04%	6.04%

16. Other Commitments and Contingencies

As of December 31, 2023, the Company had 15 development projects with commitments to fund an aggregate of approximately $171.3 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2023, the Company had five mortgage notes with commitments totaling approximately $104.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2023, the Company had three surety bonds outstanding totaling $2.1 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
17. Segment Information

The Company groups its investments into two reportable segments: Experiential and Education.

The financial information summarized below is presented by reportable segment (in thousands):

Balance Sheet Data:
	As of December 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,189,831	$433,177	$77,877	$5,700,885

	As of December 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,164,710	$473,580	$120,411	$5,758,701

Operating Data:
	For the Year Ended December 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$577,715	$38,424	$—	$616,139
Other income	45,112	1	834	45,947
Mortgage and other financing income	42,717	865	—	43,582
Total revenue	665,544	39,290	834	705,668
Property operating expense	56,543	192	743	57,478
Other expense	44,774	—	—	44,774
Total investment expenses	101,317	192	743	102,252
Net operating income - before unallocated items	564,227	39,098	91	603,416

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(56,442)
Severance expense				(547)
Transaction costs				(1,554)
(Provision) benefit for credit losses, net				(878)
Impairment charges				(67,366)
Depreciation and amortization				(168,033)
Loss on sale of real estate				(2,197)
Interest expense, net				(124,858)
Equity in loss from joint ventures				(6,768)
Income tax expense				(1,727)
Net income				173,046
Preferred dividend requirements				(24,145)
Net income available to common shareholders of EPR Properties				$148,901

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

	For the Year Ended December 31, 2022
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$535,382	$40,219	$—	$575,601
Other income	37,558	7,000	2,824	47,382
Mortgage and other financing income	34,139	909	—	35,048
Total revenue	607,079	48,128	2,824	658,031
Property operating expense	55,499	(8)	494	55,985
Other expense	33,984	—	(175)	33,809
Total investment expenses	89,483	(8)	319	89,794
Net operating income - before unallocated items	517,596	48,136	2,505	568,237

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(51,579)
Transaction costs				(4,533)
(Provision) benefit for credit losses, net				(10,816)
Impairment charges				(27,349)
Depreciation and amortization				(163,652)
Gain on sale of real estate				651
Interest expense, net				(131,175)
Equity in loss from joint ventures				(1,672)
Impairment charges on joint ventures				(647)
Income tax expense				(1,236)
Net income				176,229
Preferred dividend requirements				(24,141)
Net income available to common shareholders of EPR Properties				$152,088

	For the Year Ended December 31, 2021
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$441,423	$37,459	$—	$478,882
Other income	18,416	—	400	18,816
Mortgage and other financing income	32,980	1,002	—	33,982
Total revenue	492,819	38,461	400	531,680
Property operating expense	56,027	(109)	821	56,739
Other expense	21,864	—	(123)	21,741
Total investment expenses	77,891	(109)	698	78,480
Net operating income - before unallocated items	414,928	38,570	(298)	453,200

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(44,362)
Transaction costs				(3,402)
(Provision) benefit for credit losses, net				21,972
Impairment charges				(2,711)
Depreciation and amortization				(163,770)
Gain on sale of real estate				17,881
Costs associated with loan refinancing or payoff				(25,451)
Interest expense, net				(148,095)
Equity in loss from joint ventures				(5,059)
Income tax expense				(1,597)
Net income				98,606
Preferred dividend requirements				(24,134)
Net income available to common shareholders of EPR Properties				$74,472

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Sugar Land, TX	$—	$—	$19,100	$4,152	$—	$23,252	$23,252	$(13,410)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(12,140)	11/97	40 years
Columbus, OH	—	—	12,685	1,133	—	13,818	13,818	(9,459)	11/97	28 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(10,218)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(14,526)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(8,816)	11/97	40 years
Houston, TX	—	7,957	22,861	(1,455)	7,712	21,651	29,363	(14,057)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(19,412)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(14,973)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(17,306)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(19,797)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(4,821)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(14,206)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(8,750)	12/98	40 years
Boise, ID	—	—	16,003	400	—	16,403	16,403	(10,086)	12/98	40 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(7,960)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(9,164)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(7,139)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(8,089)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(4,059)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(3,701)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(7,652)	03/02	40 years
Greenville, SC	—	1,660	7,570	473	1,660	8,043	9,703	(4,253)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(13,051)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(10,990)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(9,383)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(11,706)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(4,211)	12/02	40 years
Macon, GA	—	1,982	5,056	1,462	1,982	6,518	8,500	(2,776)	03/03	40 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(2,363)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(4,711)	11/03	40 years
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(8,755)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	20	4,869	18,163	23,032	(8,964)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(9,039)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(5,426)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(5,024)	07/04	40 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(6,095)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(4,346)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(5,460)	12/04	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(4,031)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(5,399)	03/05	40 years
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(4,198)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(2,702)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(5,111)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,723)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,796)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(8,059)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(2,217)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(5,416)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(6,578)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(3,047)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(6,681)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(6,414)	08/06	40 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(6,417)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(4,887)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(5,047)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(2,990)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(9,262)	11/07	40 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(4,014)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(642)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(4,384)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(619)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(2,574)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(4,518)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(603)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,651)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(1,362)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,868)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(1,477)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(3,365)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(2,298)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(2,602)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(1,736)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(780)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(3,887)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(664)	06/10	40 years
McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(1,120)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(2,152)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,610)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(1,706)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(1,946)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(4,255)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	1,963	4,263	13,589	17,852	(4,282)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(3,667)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(4,857)	06/10	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(4,299)	06/10	40 years
Hooksett, NH	—	2,639	11,605	1,376	2,639	12,981	15,620	(3,940)	03/11	40 years
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(1,397)	03/11	40 years
Merrimack, NH	—	3,160	5,642	107	3,160	5,749	8,909	(1,838)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(2,284)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(1,385)	04/11	40 years
Dallas, TX	—	—	12,146	(3,911)	—	8,235	8,235	(70)	03/12	n/a
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(3,462)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,660)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(2,396)	09/12	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(2,126)	11/12	40 years
Gainesville, VA	—	—	10,846	95	—	10,941	10,941	(2,751)	02/13	40 years
Lafayette, LA	14,360	—	12,728	1,438	—	14,166	14,166	(3,363)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	450	1,815	9,922	11,737	(2,430)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,648	1,579	27,252	28,831	(9,200)	10/13	40 years
Warrenville, IL	—	14,000	17,318	(5,344)	8,270	17,704	25,974	(6,056)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(2,583)	08/13	40 years
Bedford, IN	—	349	1,594	—	349	1,594	1,943	(460)	04/14	40 years
Seymour, IN	—	1,028	2,291	(2,549)	288	482	770	(23)	04/14	11 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(3,226)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(2,630)	04/14	40 years
New Albany, IN	—	2,461	14,807	196	2,461	15,003	17,464	(3,753)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(4,976)	04/14	40 years
Williamsport, PA	—	2,243	6,684	(8,518)	409	—	409	—	04/14	n/a
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(2,263)	04/14	40 years
Moline, IL	—	1,963	10,183	(9,368)	564	2,214	2,778	(68)	04/14	17 years
O'Fallon, MO	—	1,046	7,342	(6,038)	371	1,979	2,350	(60)	04/14	17 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(4,285)	04/14	40 years
Sterling Heights, MI	—	10,849	—	(3,712)	6,949	188	7,137	(183)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(1,430)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(1,531)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(7,568)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(1,764)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(4,865)	07/15	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(1,651)	06/16	25 years
Franklin, TN	—	10,158	17,549	8,685	9,825	26,567	36,392	(8,117)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(5,310)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(4,494)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(6,749)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,245	2,784	12,279	15,063	(2,825)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(1,999)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(3,299)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(1,589)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(2,922)	05/17	27 years
Wichita, KS	—	267	7,535	(6,312)	67	1,423	1,490	(88)	05/17	23 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(7,006)	05/17	23 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Richmond, TX	—	7,251	36,535	728	7,251	37,263	44,514	(6,507)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(4,646)	08/17	40 years
Cleveland, OH	—	5,060	21,072	374	5,060	21,446	26,506	(6,255)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(1,826)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(1,179)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(3,997)	06/18	40 years
Staten Island, NY	—	—	12,479	(6,529)	—	5,950	5,950	(169)	12/18	19 years
Beaumont, CA	—	2,421	12,026	—	2,421	12,026	14,447	(935)	01/19	40 years
Brandywine, MD	—	5,251	10,520	(10,971)	1,783	3,017	4,800	(31)	03/19	34 years
Cincinnati, OH	—	2,831	11,430	(13,241)	1,020	—	1,020	—	03/19	35 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(3,581)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(2,289)	03/19	37 years
Savoy, IL	—	1,938	10,554	974	1,938	11,528	13,466	(2,862)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(4,563)	06/19	30 years
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(3,346)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(2,212)	06/19	40 years
Columbia, MD	—	12,642	14,152	46	12,642	14,198	26,840	(2,387)	06/19	34 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(2,269)	06/19	35 years
Foothill Ranch, CA	—	7,653	14,090	32	7,653	14,122	21,775	(3,115)	06/19	29 years
Wilsonville, OR	—	2,742	1,301	—	2,742	1,301	4,043	(444)	06/19	23 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(2,347)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(1,758)	06/19	30 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(1,735)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(1,756)	06/19	23 years
Woodway, TX	—	2,376	7,309	(4,885)	1,423	3,377	4,800	(123)	06/19	24 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(1,334)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(848)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(1,055)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(1,047)	06/19	24 years
New Hartford, NY	—	946	11,985	(141)	946	11,844	12,790	(1,822)	10/19	31 years
Columbus, OH	—	5,211	14,179	571	5,211	14,750	19,961	(2,479)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(3,470)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(1,166)	12/19	28 years
Bluffton, SC	—	1,912	3,053	432	1,912	3,485	5,397	(756)	03/20	25 years
Cherry Hill, NJ	—	5,038	9,206	—	5,038	9,206	14,244	(2,544)	03/20	25 years

Eat & Play
Westminster, CO	—	12,055	29,914	25,533	10,848	56,654	67,502	(33,029)	06/99	40 years
New Rochelle, NY	—	6,100	97,696	15,058	6,100	112,754	118,854	(57,794)	10/03	40 years
Kanata, ON	—	10,044	36,630	32,802	9,527	69,949	79,476	(32,421)	03/04	40 years
Mississagua, ON	—	9,221	17,593	22,195	11,501	37,508	49,009	(16,184)	03/04	40 years
Oakville, ON	—	10,044	23,646	15,130	9,527	39,293	48,820	(18,191)	03/04	40 years
Whitby, ON	—	10,202	21,960	32,451	12,431	52,182	64,613	(22,905)	03/04	40 years
Burbank, CA	—	16,584	35,016	13,151	16,584	48,167	64,751	(20,688)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(2,307)	07/11	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(4,493)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(4,578)	02/12	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Jacksonville, FL	—	4,510	5,061	4,748	4,510	9,809	14,319	(4,070)	02/12	30 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(2,380)	03/12	40 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(3,725)	09/12	40 years
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(3,356)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	(26)	5,582	16,616	22,198	(3,946)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(4,024)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(3,510)	07/13	40 years
Warrenville, IL	—	—	6,469	9,625	2,906	13,188	16,094	(4,991)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(3,539)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(3,618)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(3,569)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(3,676)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(4,060)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(3,638)	06/14	40 years
Ashburn VA	—	—	16,873	101	—	16,974	16,974	(3,527)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(4,086)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(3,436)	09/14	40 years
Webster, TX	—	5,631	17,732	799	5,210	18,952	24,162	(3,851)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(3,799)	12/14	40 years
Edison, NJ	—	—	22,792	1,489	—	24,281	24,281	(4,240)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(3,726)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(4,021)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(4,240)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(3,984)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(2,992)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(3,604)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(2,544)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(2,923)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(4,396)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(1,576)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(2,087)	08/17	40 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(2,835)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(3,151)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(3,035)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(3,511)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(3,346)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(2,936)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(2,843)	09/18	40 years
Katy, TX	—	5,210	16,247	232	3,431	18,258	21,689	(1,844)	06/19	40 years
Gwinnett, GA	—	3,318	17,873	—	3,318	17,873	21,191	(1,830)	06/20	40 years
San Jose, CA	—	—	26,752	—	—	26,752	26,752	(2,382)	03/21	40 years
Ontario, CA	—	—	34,943	—	—	34,943	34,943	(2,354)	12/21	40 years
King of Prussia, PA	—	—	35,196	—	—	35,196	35,196	(543)	02/22	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Ski
Bellfontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(6,354)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(21,218)	09/13	40 years
Northstar, CA	—	56,005	106,644	—	56,005	106,644	162,649	(34,868)	04/17	40 years

Attractions
Kiamesha Lake, NY	—	34,897	228,462	2,133	34,897	230,595	265,492	(50,673)	07/10	30 years
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(25,615)	05/15	40 years
Denver, CO	—	753	6,218	—	753	6,218	6,971	(1,434)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(1,590)	03/17	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(13,931)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(4,892)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(1,345)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	—	17,450	29,713	47,163	(8,171)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(5,132)	04/17	30 years
Springs, TX	—	18,776	31,402	—	18,776	31,402	50,178	(8,874)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(7,012)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(2,710)	04/17	30 years
Federal Way, WA	—	—	13,949	(12,149)	—	1,800	1,800	(684)	04/17	12 years
Colony, TX	—	—	7,617	305	—	7,922	7,922	(4,912)	04/17	30 years
Garland, TX	—	—	5,601	1,188	—	6,789	6,789	(3,383)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(8,663)	04/17	30 years
Concord, CA	—	—	9,808	5,787	—	15,595	15,595	(4,459)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(1,829)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(2,223)	10/17	30 years
Valcartier, QC	—	5,906	81,534	2,103	6,049	83,494	89,543	(6,290)	06/22	31 years
Ottawa, ON	—	13,482	32,357	1,102	13,806	33,135	46,941	(3,208)	06/22	20 years

Experiential Lodging
Pigeon Forge, TN	—	5,697	14,100	16,869	8,604	28,062	36,666	(2,444)	04/20	15 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(3,797)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(1,465)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(1,291)	01/18	30 years
Pagosa Springs, CO	—	9,791	15,635	2,339	9,791	17,974	27,765	(4,304)	06/18	30 years
Chicago, IL	—	4,501	13,461	—	4,501	13,461	17,962	(781)	02/22	40 years
Brooklyn, NY	—	14,465	25,294	—	14,465	25,294	39,759	(561)	02/23	40 years
Belmont, CA	—	3,923	4,720	—	3,923	4,720	8,643	—	12/23	30 years

Gaming
Kiamesha Lake, NY	—	155,658	—	19,524	156,785	18,397	175,182	(2,291)	07/10	50 years

Cultural
St. Louis, MO	—	5,481	41,951	—	5,481	41,951	47,432	(7,440)	12/18	40 years
Branson, MO	—	1,847	7,599	—	1,847	7,599	9,446	(1,013)	05/19	40 years
Pigeon Forge, TN	—	4,849	9,668	—	4,849	9,668	14,517	(1,304)	05/19	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	902	986	4,426	5,412	(1,509)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	222	1,308	7,497	8,805	(2,636)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	979	1,149	10,818	11,967	(3,441)	08/13	40 years
Coppell, TX	—	1,547	10,168	(5,574)	1,075	5,066	6,141	—	09/13	30 years
Mesa, AZ	—	762	6,987	1,501	762	8,488	9,250	(3,290)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	316	1,295	9,508	10,803	(3,062)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	418	1,278	11,160	12,438	(3,397)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(1,051)	07/14	30 years
Centennial, CO	—	1,249	10,771	(5,700)	814	5,506	6,320	(254)	08/14	30 years
McKinney, TX	—	1,812	12,419	1,841	1,812	14,260	16,072	(4,340)	11/14	30 years
West Chester, OH	—	1,807	12,913	455	1,807	13,368	15,175	(3,497)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(3,708)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	523	2,603	16,136	18,739	(4,032)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	561	3,743	15,488	19,231	(4,571)	08/15	30 years
Carmel, IN	—	1,567	12,854	366	1,561	13,226	14,787	(3,502)	09/15	30 years
Fishers, IN	—	1,226	13,144	700	1,226	13,844	15,070	(3,340)	12/15	30 years
Westerville, OH	—	2,988	14,339	362	2,988	14,701	17,689	(3,949)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	(1,287)	1,476	13,135	14,611	(3,298)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(377)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(249)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(874)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(1,172)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(1,158)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(484)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(888)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(1,093)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(197)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(473)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(385)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(396)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(580)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(720)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(534)	01/17	35 years
Lewis Center, OH	—	410	4,285	(2,065)	270	2,360	2,630	(61)	01/17	20 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(755)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(523)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(282)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(1,090)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(632)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(354)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(1,094)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(646)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(662)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(367)	01/17	35 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2023
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(917)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(604)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(437)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(1,093)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(393)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(390)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(1,320)	03/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(648)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(118)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(769)	02/18	35 years
McKinney, TX	—	1,233	4,447	—	1,233	4,447	5,680	(753)	02/18	30 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(641)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(651)	09/18	35 years
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(407)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(715)	08/19	24 years

Private Schools
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(9,942)	02/14	40 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(1,390)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(1,016)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(1,359)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(1,066)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(1,752)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(476)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(275)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(1,998)	01/17	35 years

Property under development	—	131,265	—	—	131,265	—	131,265	—	n/a	n/a
Land held for development	—	20,168	—	—	20,168	—	20,168	—	n/a	n/a
Senior unsecured notes payable	2,816,234	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(25,134)	—	—	—	—	—	—	—
Total	$2,816,095	$1,390,733	$4,369,287	$364,455	$1,371,376	$4,753,099	$6,124,475	$(1,435,683)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2023

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$6,112,973
Acquisition and development of real estate investments during the year	166,716
Disposition of real estate investments during the year	(68,550)
Impairment of real estate investments during the year	(86,664)
Balance at close of year	$6,124,475
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$1,302,640
Depreciation during the year	161,662
Disposition of real estate investments during the year	(9,321)
Impairment of real estate investments during the year	(19,298)
Balance at close of year	$1,435,683
See accompanying report of independent registered public accounting firm.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Evaluation of disclosures controls and procedures
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
Item 9B. Other Information
During the three months ended December 31, 2023, no "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, was adopted or terminated by any trustee or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 29, 2024 (the “Proxy Statement”), will contain under the captions “Election of Trustees”, “Company Governance”, “Executive Officers” and "Delinquent Section 16(a) Reports" the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

Item 11. Executive Compensation
The Proxy Statement will contain under the captions “Election of Trustees”, “Executive Compensation”, and “Compensation Committee Report”, the information required by Item 11 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Proxy Statement will contain under the captions “Share Ownership” and “Equity Compensation Plan Information” the information required by Item 12 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Proxy Statement will contain under the captions “Transactions Between the Company and Trustees, Officers or their Affiliates,” “Election of Trustees” and “Additional Information Concerning the Board of Trustees” the information required by Item 13 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services
The Proxy Statement will contain under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” the information required by Item 14 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

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
(2)Financial Statement Schedules: See Part II, Item 8 hereof
Schedule III – Real Estate and Accumulated Depreciation
(3)Exhibits
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

3.1	Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through May 26, 2023), which is attached as Exhibit 3.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 3, 2023, is hereby incorporated by reference as Exhibit 3.1

3.2	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3	Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5	Amended and Restated Bylaws of the Company (inclusive of all amendments through May 30, 2019), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 30, 2019, is hereby incorporated by reference as Exhibit 3.5

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5	Indenture, dated March 16, 2015, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2025 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.5

4.6	Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.6

4.7	Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.7

4.8	Indenture, dated April 16, 2018, by and between the Company and UMB Bank, n.a., as trustee (including the form of 4.950% Senior Notes due 2028 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated by reference as Exhibit 4.8

4.9	Indenture, dated August 15, 2019, between the Company and UMB Bank, n.a., as trustee (including the form of 3.750% Senior Note due 2029 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 15, 2019, is hereby incorporated by reference as Exhibit 4.9

4.10
Indenture, dated October 27, 2021, between the Company and UMB Bank, n.a., as trustee (including the form of 3.600% Senior Note due 2031 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 27, 2021, is hereby incorporated by reference as Exhibit 4.10

4.11.1	Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11.1

4.11.2	First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11.2

4.11.3	Second Amendment to Note Purchase Agreement, dated June 29, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 4.11.3

4.11.4	Third Amendment to Note Purchase Agreement, dated December 24, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.4 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.11.4

4.11.5	Fourth Amendment to Note Purchase Agreement, dated January 14, 2022, by and among the Company and the purchasers named therein, which is attached hereto as Exhibit 4.11.5 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 23, 2022, is hereby incorporated by reference as Exhibit 4.11.5

4.12	Description of Securities Registered under Section 12 of the Exchange Act, is attached hereto as Exhibit 4.12

10.1.1	Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on October 6, 2021, is hereby incorporated by reference as Exhibit 10.1.1

10.1.2	Amendment No. 1 to Third Amended, Restated and Consolidated Credit Agreement, dated February 17, 2023, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1.2 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 23, 2023, is hereby incorporated by reference as Exhibit 10.1.2

10.2*	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, is attached hereto as Exhibit 10.2

10.3*	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*	2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*	EPR Properties 2016 Equity Incentive Plan (as amended and restated effective May 28, 2021), which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 1, 2021, is hereby incorporated by reference as Exhibit 10.9

10.10*	Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*	Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*	Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*	Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*	EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.14

10.15*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020), which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2020, is hereby incorporated by reference as Exhibit 10.15

10.16*	2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.16

10.17*	Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.17

10.18*	Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.18

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

97.1	Policy relating to the Recovery of Erroneously Awarded Compensation is attached hereto as Exhibit 97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EPR Properties

Dated:	February 29, 2024	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gregory K. Silvers	February 29, 2024
Gregory K. Silvers, Chairman, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 29, 2024
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 29, 2024
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Peter C. Brown	February 29, 2024
Peter C. Brown, Trustee

/s/ John P. Case	February 29, 2024
John P. Case, Trustee

/s/ James B. Connor	February 29, 2024
James B. Connor, Trustee

/s/ Virginia E. Shanks	February 29, 2024
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 29, 2024
Robin P. Sterneck, Trustee

/s/ Lisa G. Trimberger	February 29, 2024
Lisa G. Trimberger, Trustee

/s/ Caixia Ziegler	February 29, 2024
Caixia Ziegler, Trustee