Form 10-Q
period 2024-03-31
EPR PROPERTIES
filed 2024-05-02
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

At May 1, 2024, there were 75,672,637 common shares outstanding.

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") filed with the Securities and Exchange Commission ("SEC") on February 29, 2024.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,470,507 and $1,435,683 at March 31, 2024 and December 31, 2023, respectively	$4,629,859	$4,537,359
Land held for development	20,168	20,168
Property under development	36,138	131,265
Operating lease right-of-use assets	183,031	186,628
Mortgage notes and related accrued interest receivable, net	578,915	569,768
Investment in joint ventures	46,127	49,754
Cash and cash equivalents	59,476	78,079
Restricted cash	2,929	2,902
Accounts receivable	69,414	63,655
Other assets	67,979	61,307
Total assets	$5,694,036	$5,700,885
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$84,153	$94,927
Operating lease liabilities	223,077	226,961
Common dividends payable	22,918	25,275
Preferred dividends payable	6,032	6,032
Unearned rents and interest	91,829	77,440
Debt	2,817,710	2,816,095
Total liabilities	3,245,719	3,246,730
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at March 31, 2024 and December 31, 2023; and 83,553,611 and 82,964,231 shares issued at March 31, 2024 and December 31, 2023, respectively	835	829
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at March 31, 2024 and December 31, 2023; liquidation preference of $134,822,900	54	54
3,445,980 Series E convertible shares issued at March 31, 2024 and December 31, 2023; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at March 31, 2024 and December 31, 2023; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,939,242	3,924,467
Treasury shares at cost: 7,883,581 and 7,631,725 common shares at March 31, 2024 and December 31, 2023, respectively	(285,413)	(274,038)
Accumulated other comprehensive income	1,119	3,296
Distributions in excess of net income	(1,207,614)	(1,200,547)
Total equity	$2,448,317	$2,454,155
Total liabilities and equity	$5,694,036	$5,700,885
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2024	2023
Rental revenue	$142,281	$151,591
Other income	12,037	9,333
Mortgage and other financing income	12,914	10,472
Total revenue	167,232	171,396
Property operating expense	14,920	14,155
Other expense	12,976	8,950
General and administrative expense	13,908	13,965
Retirement and severance expense	1,836	—
Transaction costs	1	270
Provision (benefit) for credit losses, net	2,737	587
Depreciation and amortization	40,469	41,204
Total operating expenses	86,847	79,131
Gain (loss) on sale of real estate	17,949	(560)
Income from operations	98,334	91,705
Interest expense, net	31,651	31,722
Equity in loss from joint ventures	3,627	1,985
Income before income taxes	63,056	57,998
Income tax expense	347	341
Net income	62,709	57,657
Preferred dividend requirements	6,032	6,033
Net income available to common shareholders of EPR Properties	$56,677	$51,624
Net income available to common shareholders of EPR Properties per share:
Basic	$0.75	$0.69
Diluted	$0.75	$0.69
Shares used for computation (in thousands):
Basic	75,398	75,084
Diluted	75,705	75,283

Other comprehensive income:
Net income	$62,709	$57,657
Foreign currency translation adjustment	(6,909)	230
Unrealized gain (loss) on derivatives, net	4,732	(304)
Comprehensive income attributable to EPR Properties	$60,532	$57,583

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	1,449	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	352,090	4	—	—	5,956	(588)	—	—	5,372
Purchase of common shares for vesting	—	—	—	—	—	(3,565)	—	—	(3,565)
Share-based compensation expense	—	—	—	—	4,322	—	—	—	4,322
Foreign currency translation adjustment	—	—	—	—	—	—	230	—	230
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(304)	—	(304)
Net income	—	—	—	—	—	—	—	57,657	57,657
Issuances of common shares	5,557	—	—	—	225	—	—	—	225
Conversion of Series E Convertible Preferred shares to common shares	632	—	(1,311)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(353)	(353)
Dividends to common shareholders ($0.8250 per share)	—	—	—	—	—	—	—	(62,109)	(62,109)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2023	82,905,229	$829	14,838,986	$148	$3,910,235	$(273,904)	$1,823	$(1,107,969)	$2,531,162

Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Issuance of nonvested shares and performance shares, net of cancellations	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	3,692	—	—	—	3,692
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(6,909)	—	(6,909)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,732	—	4,732
Net income	—	—	—	—	—	—	—	62,709	62,709
Issuances of common shares	6,245	—	—	—	273	—	—	—	273
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(598)	(598)
Dividends to common shareholders ($0.835 per share)	—	—	—	—	—	—	—	(63,146)	(63,146)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2024	83,553,611	$835	14,838,896	$148	$3,939,242	$(285,413)	$1,119	$(1,207,614)	$2,448,317

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$62,709	$57,657
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of real estate	(17,949)	560
Deferred income tax benefit	(277)	(90)
Equity in loss from joint ventures	3,627	1,985
Provision (benefit) for credit losses, net	2,737	587
Depreciation and amortization	40,469	41,204
Amortization of deferred financing costs	2,212	2,129
Amortization of above/below market leases and tenant allowances, net	(84)	(89)
Share-based compensation expense to management and Trustees	3,692	4,322
Share-based compensation expense included in retirement and severance expense	1,598	—
Change in assets and liabilities:
Operating lease assets and liabilities	(287)	317
Mortgage notes accrued interest receivable	(1,418)	(296)
Accounts receivable	(5,819)	2,998
Other assets	(3,878)	(6,276)
Accounts payable and accrued liabilities	6,202	8,861
Unearned rents and interest	6,009	7,661
Net cash provided by operating activities	99,543	121,530
Investing activities:
Acquisition of and investments in real estate and other assets	(34,531)	(46,669)
Proceeds from sale of real estate	46,188	4,029
Investment in mortgage notes receivable	(9,969)	(1,427)
Proceeds from mortgage notes receivable paydowns	198	132
Investment in notes receivable	—	(3,025)
Proceeds from note receivable paydowns	136	161
Additions to properties under development	(40,573)	(14,711)
Net cash used by investing activities	(38,551)	(61,510)
Financing activities:
Deferred financing fees paid	(53)	(74)
Net proceeds from issuance of common shares	185	141
Purchase of common shares for treasury for vesting	(11,375)	(3,565)
Dividends paid to shareholders	(68,241)	(67,988)
Net cash used by financing activities	(79,484)	(71,486)
Effect of exchange rate changes on cash	(84)	(8)
Net change in cash and cash equivalents and restricted cash	(18,576)	(11,474)
Cash and cash equivalents and restricted cash at beginning of the period	80,981	110,511
Cash and cash equivalents and restricted cash at end of the period	$62,405	$99,037
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$78,079	$107,934
Restricted cash at beginning of the period	2,902	2,577
Cash and cash equivalents and restricted cash at beginning of the period	$80,981	$110,511

Cash and cash equivalents at end of the period	$59,476	$96,438
Restricted cash at end of the period	2,929	2,599
Cash and cash equivalents and restricted cash at end of the period	$62,405	$99,037

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$111,154	$134
Transfer of real estate investments to mortgage note	$—	$1,321
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$20,096	$21,698

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,265	$17,913
Cash paid during the period for income taxes	$617	$253
Interest cost capitalized	$958	$783
Change in accrued capital expenditures	$(6,762)	$(7,510)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on February 29, 2024.

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

The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2024 and December 31, 2023, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $23.5 million and $25.1 million as of March 31, 2024 and December 31, 2023, respectively, are shown as a reduction of debt. The deferred financing costs related to the unsecured revolving credit facility of $3.6 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. For the three months ended March 31, 2024 and 2023, the Company recognized $3.7 million and $2.1 million, respectively, of straight-line rental revenue. There were no straight-line write-offs recognized during the three months ended March 31, 2024 and 2023.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and $0.7 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. The Company has elected to combine these non-lease components with the lease components in rental revenue. For the three months ended March 31, 2024 and 2023, the amounts due for non-lease components included in rental revenue totaled $4.7 million for both periods.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $1.9 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral. As of March 31, 2024, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the three months ended March 31, 2024 and 2023. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$24,723	14.8%	$23,672	13.8%
AMC	23,464	14.0%	23,801	13.9%
Regal	18,706	11.2%	28,751	16.8%

Impact of Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company's financial statement disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Buildings and improvements	$4,712,831	$4,609,050
Furniture, fixtures & equipment	117,241	115,596
Land	1,241,841	1,219,943
Leasehold interests	28,453	28,453
	6,100,366	5,973,042
Accumulated depreciation	(1,470,507)	(1,435,683)
Total	$4,629,859	$4,537,359
Depreciation expense on real estate investments was $39.5 million and $40.0 million for the three months ended March 31, 2024 and 2023, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2024 totaled $85.7 million, and included $33.4 million for the acquisition of an attraction property in New York and $14.7 million for the acquisition and financing of land for two build-to-suit eat & play developments in Kansas and Illinois, respectively. Investment spending for the quarter also included experiential build-to-suit development and redevelopment projects.

During the three months ended March 31, 2024, the Company completed the sale of two cultural properties and one vacant theatre property for net proceeds totaling $46.2 million and recognized a gain on sale totaling $17.9 million.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of March 31, 2024, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $578.9 million and $569.8 million at March 31, 2024 and December 31, 2023, respectively.

Investment in notes receivable, including related accrued interest receivable, was $3.7 million and $3.9 million at March 31, 2024 and December 31, 2023, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At March 31, 2024, one of the Company's mortgage notes receivable and two of the Company's notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral at the reporting date. The Company assessed the fair value of the collateral as of March 31, 2024 on the mortgage note receivable and the notes receivable. The mortgage note receivable has a carrying amount at March 31, 2024 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. The notes receivable remain fully reserved with an allowance for credit loss totaling $7.6 million and $1.9 million, respectively, which represents the outstanding principal balance of the notes as of March 31, 2024. Income from these borrowers is recognized on a cash basis. During the three months ended March 31, 2024 and 2023, the Company received cash basis interest payments of $0.2 million for each period from the mortgage note receivable borrower.

At March 31, 2024, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $7.6 million, which is fully reserved in the allowance for credit losses at March 31, 2024.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2024 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2023	$3,656	$1,072	$9,687	$—	$14,415
Provision (benefit) for credit losses, net	2,041	701	(5)	—	2,737
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at March 31, 2024	$5,697	$1,773	$9,682	$—	$17,152

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Receivable from tenants	$3,398	$7,298
Receivable from non-tenants (1)	6,687	824
Straight-line rent receivable	59,329	55,533
Total	$69,414	$63,655

(1) Receivable from non-tenants includes a payment of $5.9 million made to the City of Kansas City, Missouri under protest related to an assessment of tax years ending December 31, 2018 through 2022. The City has denied the Company’s necessary deduction for dividends paid for each of these years resulting in assessment of additional tax, penalties and interest. The Company has recorded this payment as a receivable as it intends to petition a court for review of the relevant facts and believes it is more likely than not the Company's position will be upheld by the court and the payment will be refunded.

As of March 31, 2024, as a result of the COVID-19 pandemic, the Company continues to recognize revenue on a cash basis for AMC and two other tenants, one of which has deferred rent from this period that is not booked as a receivable of approximately $11.5 million. The Company has collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. During the three months ended March 31, 2024 and 2023, the Company collected $0.6 million and $6.5 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue.

7. Capital Markets and Dividends

During the three months ended March 31, 2024, the Company declared cash dividends totaling $0.835 per common share. Additionally, during the three months ended March 31, 2024, the Company declared cash dividends of $0.359375 per share on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 per share on the Company's 9.00% Series E cumulative convertible preferred shares.

8. Unconsolidated Real Estate Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures as of March 31, 2024 and December 31, 2023 (in thousands):

				Investment as of		(Loss) Income for the Three Months Ended
Property Type	Location	Ownership Interest		March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Experiential lodging	St. Pete Beach, FL	65%	(1)	$14,504	$14,727	$(223)	$682
Experiential lodging	Warrens, WI	95%	(2)	8,417	9,945	(1,528)	(1,215)
Experiential lodging	Breaux Bridge, LA	85%	(3)	17,368	18,996	(1,628)	(1,225)
Experiential lodging	Harrisville, PA	62%	(4)	5,838	6,086	(248)	(227)
Theatres	China	various		—	—	—	—
				$46,127	$49,754	$(3,627)	$(1,985)

(1) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $105.0 million at March 31, 2024. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

(2) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured mortgage loan of $22.8 million at March 31, 2024 that provides for additional draws of approximately $1.1 million to fund renovations. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $14.2 million, with $1.2 million remaining to fund at March 31, 2024.

(3) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real estate property has a secured senior mortgage loan of $38.5 million at March 31, 2024. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

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

The Company's investments in the two unconsolidated real estate joint ventures (representing 92% of each joint venture's equity) have a 67% equity interest in two separate consolidated joint ventures, one that holds the investments in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The consolidated joint venture that holds the real estate property has a secured senior mortgage loan commitment of up to $22.5 million at March 31, 2024 in order to fund renovations, with $13.0 million outstanding at March 31, 2024. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $5.8 million remaining to fund at March 31, 2024.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of

$1.6 million and $1.3 million at March 31, 2024 and December 31, 2023, respectively. The Company had derivative liabilities of $0.4 million and $4.9 million at March 31, 2024 and December 31, 2023, respectively. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2024 or December 31, 2023. See Note 10 for disclosures relating to the fair value of the derivative instruments.

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

At March 31, 2024, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of March 31, 2024 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2024, the Company estimates that during the twelve months ending March 31, 2025, $0.6 million of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of March 31, 2024, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2024, the Company estimates that during the twelve months ending March 31, 2025, $0.5 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2024, the Company had the following foreign currency forwards designated as net investment hedges:

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.35 CAD per USD	$200.0	October 1, 2025
$1.35 CAD per USD	90.0	December 1, 2025
Total	$290.0

For qualifying foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company's accounting policy election. The earnings recognition of excluded components are presented in other income.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2024 and 2023.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months Ended March 31, 2024 and 2023 (Dollars in thousands)

	Three Months Ended March 31,
Description	2024	2023
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$334	$(298)
Amount of Income Reclassified from AOCI into Earnings (1)	183	126
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	342	4
Amount of Income Reclassified from AOCI into Earnings (2)	227	225
Net Investment Hedges
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	4,466	341
Total
Amount of Gain Recognized in AOCI on Derivatives	$5,142	$47
Amount of Income Reclassified from AOCI into Earnings	410	351

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$31,651	$31,722
Other income in accompanying consolidated statements of income and comprehensive income	$12,037	$9,333
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the fair value of the Company's derivatives in a liability position related to these agreements was $0.4 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $0.3 million, after considering the right of offset. As of March 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

10. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
March 31, 2024 and December 31, 2023
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2024
Cross-Currency Swaps (1)	$—	$499	$—	$499
Currency Forward Agreements (2)	—	(442)	—	(442)
Interest Rate Swap Agreements (1)	—	1,121	—	1,121
December 31, 2023
Cross-Currency Swaps (1)	$—	$384	$—	$384
Currency Forward Agreements (2)	—	(4,908)	—	(4,908)
Interest Rate Swap Agreements (1)	—	876	—	876
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2023
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
December 31, 2023
Real estate investments, net	$—	$—	$39,150	$39,150

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

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2024.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2024 and December 31, 2023:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2024, the Company had a carrying value of $578.9 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.80%. The fixed-rate mortgage notes bear interest at rates of 6.50% to 12.32%. Discounting the future cash flows for fixed-rate mortgage notes receivable using rates of 6.50% to 10.65%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $618.0 million with an estimated weighted average market rate of 7.90% at March 31, 2024.

At December 31, 2023, the Company had a carrying value of $569.8 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.82%. The fixed-rate mortgage notes bear interest at rates of 6.99% to 12.32%. Discounting the future cash flows for fixed-rate mortgage notes receivable using rates of 7.15% to 10.25%, management estimates the fair value of the fixed-rate mortgage notes receivable to be $611.2 million with an estimated weighted average market rate of 7.84% at December 31, 2023.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2024, the Company had a carrying value of $25.0 million in variable-rate debt outstanding with an average interest rate of approximately 5.45%. The carrying value of the variable-rate debt outstanding approximated the fair value at March 31, 2024.

At December 31, 2023, the Company had a carrying value of $25.0 million in variable-rate debt outstanding with an interest rate of approximately 5.48%. The carrying value of the variable-rate debt outstanding approximated the fair value at December 31, 2023.

At both March 31, 2024 and December 31, 2023, the $25.0 million of variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 9 for additional information related to the Company's interest rate swap agreement.

At March 31, 2024, the Company had a carrying value of $2.82 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed-rate debt using March 31, 2024 market rates of 5.97% to 6.41%, management estimates the fair value of the fixed rate debt to be approximately $2.62 billion with an estimated weighted average market rate of 6.24% at March 31, 2024.

At December 31, 2023, the Company had a carrying value of $2.82 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed-rate debt using December 31, 2023 market rates of 6.46% to 6.70%, management estimates the fair value of the fixed rate debt to be approximately $2.58 billion with an estimated weighted average market rate of 6.60% at December 31, 2023.

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2024 and 2023 (amounts in thousands except per share information):

	Three Months Ended March 31, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$62,709
Less: preferred dividend requirements	(6,032)
Net income available to common shareholders	$56,677	75,398	$0.75
Diluted EPS:
Net income available to common shareholders	$56,677	75,398
Effect of dilutive securities:
Performance shares	—	307
Net income available to common shareholders	$56,677	75,705	$0.75

	Three Months Ended March 31, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$57,657
Less: preferred dividend requirements	(6,033)
Net income available to common shareholders	$51,624	75,084	$0.69
Diluted EPS:
Net income available to common shareholders	$51,624	75,084
Effect of dilutive securities:
Share options and performance shares	—	199
Net income available to common shareholders	$51,624	75,283	$0.69

The effect of the potential common shares from the conversion of the Company’s convertible preferred shares and from the exercise of share options are included in diluted earnings per share if the effect is dilutive. Potential common shares from the performance shares are included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and, if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share.

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance shares, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2024 and 2023.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2024 and 2023.
•Outstanding options to purchase 57 thousand and 83 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three months ended March 31, 2024 and March 31, 2023, respectively.
•The effect of 99 thousand contingently issuable performance shares granted during 2022 for the three months ended March 31, 2023.
•The effect of 112 thousand contingently issuable performance shares granted during 2023 for the three months ended March 31, 2023.
•The effect of 116 thousand contingently issuable performance shares granted during 2024 for the three months ended March 31, 2024.

12. Retirement of Executive Vice President, General Counsel and Secretary

On March 1, 2024, the Company's Executive Vice President, General Counsel and Secretary, Craig Evans, retired from the Company. Details of Mr. Evans' retirement are included in the previously disclosed Retirement and Release Agreement entered into between the Company and Mr. Evans. The role of General Counsel and Secretary was assumed by Paul Turvey upon Mr. Evans' retirement. For the three months ended March 31, 2024, the Company recorded retirement and severance expense related to Mr. Evans' retirement, as well as the departure of another employee, totaling $1.8 million, which included cash payments totaling $0.2 million and accelerated vesting of nonvested shares totaling $1.6 million.

13. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016, and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At March 31, 2024, there were 905,470 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2023	609,228	$44.44
Granted	290,271	41.96
Vested	(284,885)	45.47
Outstanding at March 31, 2024	614,614	$42.79	1.61

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $13.7 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.8 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.7 million for the three months ended March 31, 2024. There was no expense related to nonvested shares included in retirement and severance expense for the three months ended March 31, 2023. At March 31, 2024, unamortized share-based compensation expense related to nonvested shares was $14.7 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

	Target Number of Performance Shares	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2023	312,641	$70.04
Granted	116,266	44.76
Vested (2)	(102,438)	75.14
Outstanding at March 31, 2024	326,469	$59.44
(1) The grant date fair value was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of the Company's future stock price over the three-year performance period for performance shares based on the Company's Total Shareholder Return (TSR) performance further described below and (ii) the Company's grant date fair value for performance shares based on the Company's estimated Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period.
(2) The achievement of the performance conditions for the performance shares granted during the year ended December 31, 2021 resulted in a performance payout percentage of 250% for both the Company's TSR relative to the TSRs of the Company's peer group companies and the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and a payout percentage of 200% for the Company's CAGR in AFFO per share over the three-year performance period. The achievement of the performance conditions and the above payout percentages resulted in the issuance of 243,290 common shares and 49,574 common shares from dividend equivalents. The fair value of the performance shares and dividend equivalents that vested was $12.6 million.

The number of common shares issuable upon settlement of the performance shares granted during the three months ended March 31, 2024, 2023 and 2022 will be based upon the Company's achievement level relative to performance measures at December 31, 2026, 2025 and 2024, respectively. The achievement level for the performance shares granted during the three months ended March 31, 2024 is 52.2% based upon the Company's TSR relative to the TSRs of the Company's peer group companies, 26.1% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 21.7% based upon the Company's estimated CAGR in AFFO per share over the three-year performance period. The achievement level for the performance shares granted during the years ended December 31, 2023 and 2022 is 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage, which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $4.1 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2026, 2025 and 2024 for performance shares granted in 2024, 2023 and 2022, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the three months ended March 31, 2024: risk-free interest rate of 4.5%, volatility factors in the expected market price of the Company's common shares of 30% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2024, achievement of the performance condition was deemed probable for the performance shares granted during the three months ended March 31, 2023 and 2022 with an expected payout percentage of 52.3% and 200%, respectively, which resulted in a grant date fair value of approximately $0.6 million and $2.3 million, respectively. Achievement of the performance condition for the performance shares granted during the three months ended March 31, 2024 was deemed not probable at March 31, 2024.

Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.5 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. Expense related to performance shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.9 million for the three months ended March 31, 2024. At March 31, 2024, unamortized share-based compensation expense related to nonvested performance shares was $8.9 million.

The performance shares accrue dividend equivalents that are paid only if common shares are issued upon settlement of the performance shares. During the three months ended March 31, 2024 and 2023, the Company accrued dividend equivalents expected to be paid on earned awards of $598 thousand and $353 thousand, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2023	42,048	$41.67
Granted	—	—
Vested	—	—
Outstanding at March 31, 2024	42,048	$41.67	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, unamortized share-based compensation expense related to restricted share units was $0.3 million.

14. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of March 31, 2024 and December 31, 2023, the Company was lessee in 51 operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of March 31, 2024, rental revenue from one of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, one of these properties does not currently have a sub-tenant. In the event the tenant fails to pay the ground lease rent or if the property does not have a sub-tenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
	Classification	2024	2023
Operating leases	Rental revenue	$135,794	$145,235
Sublease income - operating ground leases	Rental revenue	6,487	6,356

Lease costs
Operating ground lease cost	Property operating expense	$6,547	$6,600
Operating office lease cost	General and administrative expense	224	224

15. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,201,690	$430,201	$62,145	$5,694,036

	As of December 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,189,831	$433,177	$77,877	$5,700,885

Operating Data:
	Three Months Ended March 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$132,824	$9,457	$—	$142,281
Other income	11,770	100	167	12,037
Mortgage and other financing income	12,705	209	—	12,914
Total revenue	157,299	9,766	167	167,232

Property operating expense	14,540	129	251	14,920
Other expense	12,976	—	—	12,976
Total investment expenses	27,516	129	251	27,896
Net operating income - before unallocated items	129,783	9,637	(84)	139,336

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,908)
Retirement and severance expense				(1,836)
Transaction costs				(1)
(Provision) benefit for credit losses, net				(2,737)
Depreciation and amortization				(40,469)
Gain on sale of real estate				17,949
Interest expense, net				(31,651)
Equity in loss from joint ventures				(3,627)
Income tax expense				(347)
Net income				62,709
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$56,677

Operating Data:
	Three Months Ended March 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$141,700	$9,891	$—	$151,591
Other income	9,108	1	224	9,333
Mortgage and other financing income	10,249	223	—	10,472
Total revenue	161,057	10,115	224	171,396

Property operating expense	14,177	—	(22)	14,155
Other expense	8,950	—	—	8,950
Total investment expenses	23,127	—	(22)	23,105
Net operating income - before unallocated items	137,930	10,115	246	148,291

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,965)
Transaction costs				(270)
(Provision) benefit for credit losses, net				(587)
Depreciation and amortization				(41,204)
Loss on sale of real estate				(560)
Interest expense, net				(31,722)
Equity in loss from joint ventures				(1,985)
Income tax expense				(341)
Net income				57,657
Preferred dividend requirements				(6,033)
Net income available to common shareholders of EPR Properties				$51,624

16. Other Commitments and Contingencies

As of March 31, 2024, the Company had 13 development projects with commitments to fund an aggregate of approximately $158.6 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2024, the Company had five mortgage notes with commitments totaling approximately $99.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations will be satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2024, the Company had four surety bonds outstanding totaling $2.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements,” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our 2023 Annual Report.

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

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. More recently, and as further discussed below, the challenging economic environment and a theatre tenant's bankruptcy have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our 2023 Annual Report.

As of March 31, 2024, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.5 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.9 billion at March 31, 2024. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at March 31, 2024 and December 31, 2023. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2024, our Experiential investments comprised $6.4 billion, or 93%, and our Education investments comprised $0.5 billion, or 7%, of our total investments.

As of March 31, 2024, our Experiential portfolio (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•165 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•24 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•21 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of March 31, 2024, our owned Experiential real estate portfolio consisted of approximately 19.7 million square feet, which includes 0.5 million square feet of properties we intend to sell. The Experiential portfolio, excluding the properties we intend to sell, was 99% leased and included $36.1 million in property under development and $20.2 million in undeveloped land inventory.

As of March 31, 2024, our Education portfolio consisted of the following property types (owned or financed):
•61 early childhood education center properties; and
•nine private school properties.

As of March 31, 2024, our owned Education real estate portfolio consisted of approximately 1.3 million square feet, which includes 39 thousand square feet of properties we intend to sell. The Education portfolio, excluding the properties we intend to sell, was 100% leased.

The combined owned portfolio consisted of 21.0 million square feet and was 99% leased excluding the 0.5 million square feet of properties we intend to sell.

Challenging Economic Environment
REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, higher cost of capital, high inflation and other risks and uncertainties associated with the current economic environment. Our business has been more acutely affected by these risks and uncertainties because of the bankruptcy of Regal Cinemas ("Regal"), a subsidiary of Cineworld Group. Although we intend to continue making future investments, we expect our levels of investment spending to be reduced in the near-term due to elevated costs of capital, and near-term investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves.

As of March 31, 2024, as a result of the COVID-19 pandemic, we continue to recognize revenue on a cash basis for AMC and two other tenants, one of which has deferred rent from this period that is not booked as a receivable of approximately $11.5 million. We collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. During the three months ended March 31, 2024 and 2023, we collected $0.6 million and $6.5 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2024 and 2023 (in millions, except per share information):

	Three Months Ended March 31,
	2024	2023	Change
Total revenue	$167.2	$171.4	(2)%
Net income available to common shareholders per diluted share	$0.75	$0.69	9%
FFOAA per diluted share	$1.13	$1.26	(10)%

The major factors impacting our results for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 were as follows:
•The decrease in rental revenue due to a comprehensive restructuring agreement with Regal and higher deferred rental payments from cash basis tenants received in 2023;
•The effect of property acquisitions and dispositions that occurred in 2024 and 2023;
•The increase in other income and other expense related to additional operating properties; and
•The increase in gain on sale of real estate, provision (benefit) for credit losses, net, and equity in loss from joint ventures.

For further detail on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2023 Annual Report. For the three months ended March 31, 2024, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the three months ended March 31, 2024 and 2023 totaled $85.7 million and $66.5 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2024
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	16,445	8,935	553	—	6,957	—
Attractions	35,231	—	164	33,437	1,630	—
Ski	1,209	—	—	—	1,209	—
Experiential Lodging	3,845	—	—	—	—	3,845
Fitness & Wellness	26,903	15,066	11,075	—	762	—
Cultural	1,709	—	1,709	—	—	—
Total Experiential	85,712	24,001	13,871	33,437	10,558	3,845

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$85,712	$24,001	$13,871	$33,437	$10,558	$3,845

Three Months Ended March 31, 2023
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$11,432	$11,201	$231	$—	$—	$—
Attractions	3,494	—	3,494	—	—	—
Ski	1,427	—	—	—	1,427	—
Experiential Lodging	2,658	—	—	—	—	2,658
Fitness & Wellness	47,369	473	101	43,770	3,025	—
Cultural	145	—	145	—	—	—
Total Experiential	66,525	11,674	3,971	43,770	4,452	2,658

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$66,525	$11,674	$3,971	$43,770	$4,452	$2,658

The above amounts include $1.0 million and $0.8 million in capitalized interest for the three months ended March 31, 2024 and 2023, respectively, and $60 thousand and $59 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2024 and 2023, respectively. Excluded from the table above is approximately $1.4 million and $2.1 million of maintenance capital expenditures and other spending for the three months ended March 31, 2024 and 2023, respectively.

Dispositions
During the three months ended March 31, 2024, we completed the sales of two cultural properties and one vacant theatre property for net proceeds totaling $46.2 million. In connection with these sales, we recognized a gain on sale totaling $17.9 million.

Retirement and Severance Expense
On March 1, 2024, our Executive Vice President, General Counsel and Secretary, Craig Evans, retired. Details of Mr. Evans' retirement are included in the previously disclosed Retirement and Release Agreement entered into between us and Mr. Evans. The role of General Counsel and Secretary was assumed by Paul Turvey upon Mr. Evans' retirement. For the three months ended March 31, 2024, we recorded retirement and severance expense related to Mr. Evans' retirement, as well as the departure of another employee, totaling $1.8 million which included cash payments totaling $0.2 million and accelerated vesting of nonvested shares totaling $1.6 million.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Minimum rent (1)	$131,225	$141,852	$(10,627)
Percentage rent	1,900	1,811	89
Straight-line rent (2)	3,670	2,105	1,565
Tenant reimbursements	5,032	5,435	(403)
Other rental revenue	454	388	66
Total Rental Revenue	$142,281	$151,591	$(9,310)

Other income (3)	12,037	9,333	2,704
Mortgage and other financing income (4)	12,914	10,472	2,442
Total revenue	$167,232	$171,396	$(4,164)

(1) For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, the decrease in minimum rent resulted from a decrease of $6.2 million related to the comprehensive restructuring agreement with Regal entered into on June 27, 2023, a $5.9 million decrease in deferred rental repayments from cash basis tenants, $1.4 million from property dispositions and $0.5 million in vacant properties. This decrease was partially offset by an increase in rental revenue of $2.2 million related to property acquisitions and developments completed in 2024 and 2023 and an increase in rental revenue on existing properties of $1.2 million.

During the three months ended March 31, 2024, we renewed one lease agreement on approximately 65 thousand square feet and experienced an increase of approximately 2.9% in rental rates and paid no leasing commissions with respect to this lease renewal.

(2) The increase in straight-line rent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due primarily to straight-line rent receivable for Regal recognized during the three months ended March 31, 2024 in connection with reestablishing accrual basis accounting for Regal at August 1, 2023. Additionally, property acquisitions and developments completed in 2024 and 2023 contributed to the increase.

(3) The increase in other income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related primarily to an increase in operating income from the addition of five operating theatre properties in the third quarter of 2023 that were previously leased by Regal.

(4) The increase in mortgage and other financing income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related to interest income on new mortgage notes funded in 2024 and 2023 and from additional investments on existing mortgage note receivables.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Property operating expense	$14,920	$14,155	$765
Other expense (1)	12,976	8,950	4,026
General and administrative expense	13,908	13,965	(57)
Retirement and severance expense (2)	1,836	—	1,836
Transaction costs	1	270	(269)
Provision (benefit) for credit losses, net (3)	2,737	587	2,150
Depreciation and amortization	40,469	41,204	(735)
Gain (loss) on sale of real estate (4)	17,949	(560)	18,509
Interest expense, net	31,651	31,722	(71)
Equity in loss from joint ventures (5)	3,627	1,985	1,642
Income tax expense	347	341	6
Preferred dividend requirements	6,032	6,033	(1)
(1) The increase in other expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related primarily to the addition of operating expense from five new theatre properties that were previously leased by Regal.

(2) Retirement and severance expense for the three months ended March 31, 2024 related primarily to the retirement of our former Executive Vice President, General Counsel and Secretary. There was no retirement and severance expense for the three months ended March 31, 2023.

(3) The change in provision (benefit) for credit losses, net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due primarily to a credit loss expense related to new mortgage notes funded in 2024 and 2023 and from additional investments on existing mortgage notes receivables.

(4) The gain on sale of real estate for the three months ended March 31, 2024 related to the sales of two cultural properties and one vacant theatre property. The loss on sale of real estate for the three months ended March 31, 2023 related to the sale of one vacant eat & play property and a land parcel.
(5) The increase in equity in loss from joint ventures for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related to lower revenues and higher expenses including depreciation expense at our joint ventures for the three months ended March 31, 2024.
Liquidity and Capital Resources

Cash and cash equivalents were $59.5 million at March 31, 2024. As of March 31, 2024, we had no uninsured deposits. In addition, we had restricted cash of $2.9 million at March 31, 2024, which related primarily to escrow deposits required for property management and debt agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At March 31, 2024, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At March 31, 2024, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At March 31, 2024, we had no outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of a Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021 (the "Third Consolidated Credit Agreement"). The facility will mature on October 6, 2025. We have two options to extend the maturity date of the facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The facility provides for an initial maximum principal amount of borrowing availability of $1.0 billion with an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.30% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 6.63% at March 31, 2024. Additionally, the facility fee on the revolving credit facility is 0.25%.

At March 31, 2024, we had outstanding $316.2 million of senior unsecured notes that were issued in a private placement transaction. The private placement notes were issued in two tranches, with $136.6 million due August 22, 2024, and $179.6 million due August 22, 2026. At March 31, 2024, the interest rates for the private placement notes were 4.35% and 4.56% for the Series A notes due 2024 and the Series B notes due 2026, respectively.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at March 31, 2024.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$99,543	$121,530
Net cash used by investing activities	(38,551)	(61,510)
Net cash used by financing activities	(79,484)	(71,486)

Commitments
As of March 31, 2024, we had 13 development projects with commitments to fund an aggregate of approximately $158.6 million, of which approximately $59.4 million is expected to be funded in the remainder of 2024. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2024, we had five mortgage notes with commitments totaling approximately $99.9 million, of which $49.2 million is expected to be funded in the remainder of 2024. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations will be satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2024, we had four surety bonds outstanding totaling $2.1 million.

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

Long-term liquidity requirements consist primarily of debt maturities. We have $136.6 million of debt maturities due in August 2024. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the challenging economic environment and our elevated cost of capital.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through acquiring, developing and financing additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives or proceeds from asset dispositions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions. The availability and terms of any such financing or sales will depend upon market and other conditions.

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

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). Because adjusted EBITDAre, as defined, does not include the annualization of investments put in service, acquired or disposed of during the quarter, or the potential earnings on property under development, the annualization of percentage rent and adjustments for other items, we also look at an additional ratio that reflects these adjustments. We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross asset ratios (see "Non-GAAP Financial Measures" for calculations).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO retirement and severance expense, transaction costs, provision (benefit) for credit losses, net, costs associated with loan refinancing or payoff, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization and share-based compensation expense to management and Trustees, and subtracting amortization of above and below market leases, net and tenant allowances, maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2024 and 2023 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2024	2023
FFO:
Net income available to common shareholders of EPR Properties	$56,677	$51,624
(Gain) loss on sale of real estate	(17,949)	560
Real estate depreciation and amortization	40,282	41,000
Allocated share of joint venture depreciation	2,416	2,055
FFO available to common shareholders of EPR Properties	$81,426	$95,239

FFO available to common shareholders of EPR Properties	$81,426	$95,239
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted FFO available to common shareholders of EPR Properties	$85,302	$99,115

FFOAA:
FFO available to common shareholders of EPR Properties	$81,426	$95,239
Retirement and severance expense	1,836	—
Transaction costs	1	270
Provision (benefit) for credit losses, net	2,737	587
Deferred income tax benefit	(277)	(90)
FFOAA available to common shareholders of EPR Properties	$85,723	$96,006

FFOAA available to common shareholders of EPR Properties	$85,723	$96,006
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted FFOAA available to common shareholders of EPR Properties	$89,599	$99,882

AFFO:
FFOAA available to common shareholders of EPR Properties	$85,723	$96,006
Non-real estate depreciation and amortization	187	204
Deferred financing fees amortization	2,212	2,129
Share-based compensation expense to management and trustees	3,692	4,322
Amortization of above and below market leases, net and tenant allowances	(84)	(89)
Maintenance capital expenditures (1)	(1,555)	(2,176)
Straight-lined rental revenue	(3,670)	(2,105)
Straight-lined ground sublease expense	32	565
Non-cash portion of mortgage and other financing income	(862)	(122)
AFFO available to common shareholders of EPR Properties	$85,675	$98,734

AFFO available to common shareholders of EPR Properties	$85,675	$98,734
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted AFFO available to common shareholders of EPR Properties	$89,551	$102,610

	Three Months Ended March 31,
	2024	2023
FFO per common share:
Basic	$1.08	$1.27
Diluted	1.07	1.25
FFOAA per common share:
Basic	$1.14	$1.28
Diluted	1.13	1.26
Shares used for computation (in thousands):
Basic	75,398	75,084
Diluted	75,705	75,283

Weighted average shares outstanding-diluted EPS	75,705	75,283
Effect of dilutive Series C preferred shares	2,301	2,272
Effect of dilutive Series E preferred shares	1,663	1,663
Adjusted weighted average shares outstanding-diluted Series C and Series E	79,669	79,218

Other financial information:
Dividends per common share	$0.835	$0.825

(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three months ended March 31, 2024 and 2023. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

Adjusted EBITDAre
Management uses Adjusted EBITDAre in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDAre is useful to investors because it excludes various items that management believes are not indicative of operating performance, and because it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDAre as EBITDAre (defined above) for the quarter excluding sale participation income, gain on insurance recovery, retirement and severance expense, transaction costs, provision (benefit) for credit losses, net, impairment losses on operating lease right-of-use assets and prepayment fees.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	March 31,
	2024	2023
Net Debt:
Debt	$2,817,710	$2,811,653
Deferred financing costs, net	23,519	29,576
Cash and cash equivalents	(59,476)	(96,438)
Net Debt	$2,781,753	$2,744,791

Gross Assets:
Total Assets	$5,694,036	$5,756,615
Accumulated depreciation	1,470,507	1,341,527
Cash and cash equivalents	(59,476)	(96,438)
Gross Assets	$7,105,067	$7,001,704

Debt to Total Assets Ratio	49%	49%
Net Debt to Gross Assets Ratio	39%	39%

	Three Months Ended March 31,
	2024	2023
EBITDAre and Adjusted EBITDAre:
Net income	$62,709	$57,657
Interest expense, net	31,651	31,722
Income tax expense	347	341
Depreciation and amortization	40,469	41,204
(Gain) loss on sale of real estate	(17,949)	560
Allocated share of joint venture depreciation	2,416	2,055
Allocated share of joint venture interest expense	2,131	2,083
EBITDAre	$121,774	$135,622

Retirement and severance expense	1,836	—
Transaction costs	1	270
Provision (benefit) for credit losses, net	2,737	587
Adjusted EBITDAre (for the quarter)	$126,348	$136,479

Adjusted EBITDAre (annualized) (1)	$505,392	$545,916

Net Debt/Adjusted EBITDAre Ratio	5.5	5.0

(1) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount but does not include the annualization of investments put in service, acquired or disposed of during the quarter, as well as the potential earnings on property under development, the annualization of percent rent and adjustments for other items.

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

	March 31, 2024	December 31, 2023

Total assets	$5,694,036	$5,700,885
Operating lease right-of-use assets	(183,031)	(186,628)
Cash and cash equivalents	(59,476)	(78,079)
Restricted cash	(2,929)	(2,902)
Accounts receivable	(69,414)	(63,655)
Add: accumulated depreciation on real estate investments	1,470,507	1,435,683
Add: accumulated amortization on intangible assets (1)	30,934	30,589
Prepaid expenses and other current assets (1)	(30,093)	(22,718)
Total investments	$6,850,534	$6,813,175

Total Investments:
Real estate investments, net of accumulated depreciation	$4,629,859	$4,537,359
Add back accumulated depreciation on real estate investments	1,470,507	1,435,683
Land held for development	20,168	20,168
Property under development	36,138	131,265
Mortgage notes and related accrued interest receivable, net	578,915	569,768
Investment in joint ventures	46,127	49,754
Intangible assets, gross (1)	65,073	65,299
Notes receivable and related accrued interest receivable, net (1)	3,747	3,879
Total investments	$6,850,534	$6,813,175

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2024	December 31, 2023
Intangible assets, gross	$65,073	$65,299
Less: accumulated amortization on intangible assets	(30,934)	(30,589)
Notes receivable and related accrued interest receivable, net	3,747	3,879
Prepaid expenses and other current assets	30,093	22,718
Total other assets	$67,979	$61,307

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2024, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of March 31, 2024, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Petersburg Beach, Florida. At March 31, 2024, the joint ventures had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture includes an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from May 19, 2022 to June 1, 2024.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2024 common shares	106,172	(1)	$48.45	—	$—
February 1 through February 29, 2024 common shares	132,610	(1)	42.87	—	—
March 1 through March 31, 2024 common shares	13,074	(1)	41.76	—	—

Total	251,856		$45.16	—	$—

(1) The repurchases of equity securities during January, February and March 2024 were completed in conjunction with the vesting of employee nonvested shares and performance share units. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 31, 2024 otherwise reportable under this Item 5.

Item 6. Exhibits

10.1	Retirement and Release Agreement, dated as of February 26, 2023, by and between the Company and Craig L. Evans, is attached hereto as Exhibit 10.1.
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	May 2, 2024	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2024	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)