Form 10-Q
period 2024-09-30
EPR PROPERTIES
filed 2024-10-31
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

At October 30, 2024, there were 75,731,497 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,546,509 and $1,435,683 at September 30, 2024 and December 31, 2023, respectively	$4,534,450	$4,537,359
Land held for development	20,168	20,168
Property under development	76,913	131,265
Operating lease right-of-use assets	175,451	186,628
Mortgage notes and related accrued interest receivable, net	657,636	569,768
Investment in joint ventures	32,426	49,754
Cash and cash equivalents	35,328	78,079
Restricted cash	2,992	2,902
Accounts receivable	79,726	63,655
Other assets	74,072	61,307
Total assets	$5,689,162	$5,700,885
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$99,334	$94,927
Operating lease liabilities	214,809	226,961
Common dividends payable	23,811	25,275
Preferred dividends payable	6,032	6,032
Unearned rents and interest	88,503	77,440
Debt	2,852,970	2,816,095
Total liabilities	3,285,459	3,246,730
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at September 30, 2024 and December 31, 2023; and 83,612,683 and 82,964,231 shares issued at September 30, 2024 and December 31, 2023, respectively	836	829
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,916 Series C convertible shares issued at September 30, 2024 and December 31, 2023; liquidation preference of $134,822,900	54	54
3,445,980 Series E convertible shares issued at September 30, 2024 and December 31, 2023; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at September 30, 2024 and December 31, 2023; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,946,634	3,924,467
Treasury shares at cost: 7,883,581 and 7,631,725 common shares at September 30, 2024 and December 31, 2023, respectively	(285,413)	(274,038)
Accumulated other comprehensive (loss) income	(609)	3,296
Distributions in excess of net income	(1,257,893)	(1,200,547)
Total equity	$2,403,703	$2,454,155
Total liabilities and equity	$5,689,162	$5,700,885
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental revenue	$148,677	$163,940	$436,051	$467,401
Other income	17,419	14,422	43,874	33,879
Mortgage and other financing income	14,411	11,022	40,909	32,407
Total revenue	180,507	189,384	520,834	533,687
Property operating expense	14,611	14,592	43,958	42,719
Other expense	15,631	13,124	43,440	31,235
General and administrative expense	11,935	13,464	37,863	42,677
Retirement and severance expense	—	—	1,836	547
Transaction costs	175	847	375	1,153
Provision (benefit) for credit losses, net	(770)	(719)	2,371	(407)
Impairment charges	—	20,887	11,812	64,672
Depreciation and amortization	42,795	42,432	124,738	127,341
Total operating expenses	84,377	104,627	266,393	309,937
(Loss) gain on sale of real estate	(3,419)	2,550	15,989	1,415
Income from operations	92,711	87,307	270,430	225,165
Costs associated with loan refinancing or payoff	337	—	337	—
Interest expense, net	32,867	31,208	97,338	94,521
Equity in loss (income) from joint ventures	851	(533)	5,384	2,067
Impairment charges on joint ventures	12,130	—	12,130	—
Income before income taxes	46,526	56,632	155,241	128,577
Income tax (benefit) expense	(124)	372	780	1,060
Net income	46,650	56,260	154,461	127,517
Preferred dividend requirements	6,032	6,032	18,104	18,105
Net income available to common shareholders of EPR Properties	$40,618	$50,228	$136,357	$109,412
Net income available to common shareholders of EPR Properties per share:
Basic	$0.54	$0.67	$1.80	$1.45
Diluted	$0.53	$0.66	$1.80	$1.45
Shares used for computation (in thousands):
Basic	75,723	75,325	75,604	75,236
Diluted	76,108	75,816	75,945	75,655

Other comprehensive income:
Net income	$46,650	$56,260	$154,461	$127,517
Foreign currency translation adjustment	3,852	(6,088)	(5,910)	535
Unrealized (loss) gain on derivatives, net	(3,920)	4,856	2,005	(54)
Comprehensive income attributable to EPR Properties	$46,582	$55,028	$150,556	$127,998

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	1,449	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance shares, net of cancellations	352,090	4	—	—	5,956	(588)	—	—	5,372
Purchase of common shares for vesting	—	—	—	—	—	(3,565)	—	—	(3,565)
Share-based compensation expense	—	—	—	—	4,322	—	—	—	4,322
Foreign currency translation adjustment	—	—	—	—	—	—	230	—	230
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(304)	—	(304)
Net income	—	—	—	—	—	—	—	57,657	57,657
Issuances of common shares	5,557	—	—	—	225	—	—	—	225
Conversion of Series E Convertible Preferred shares to common shares	632	—	(1,311)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(353)	(353)
Dividends to common shareholders ($0.8250 per share)	—	—	—	—	—	—	—	(62,109)	(62,109)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2023	82,905,229	$829	14,838,986	$148	$3,910,235	$(273,904)	$1,823	$(1,107,969)	$2,531,162

Restricted share units issued to Trustees	42,048	—	—	—	—	—	—	—	—
Purchase of common shares for vesting	—	—	—	—	—	(97)	—	—	(97)
Share-based compensation expense	—	—	—	—	4,477	—	—	—	4,477
Share-based compensation included in retirement and severance expense	—	—	—	—	304	—	—	—	304
Foreign currency translation adjustment	—	—	—	—	—	—	6,393	—	6,393
Change in unrealized loss on derivatives, net		—	—	—	—	—	(4,606)	—	(4,606)
Net income	—	—	—	—	—	—	—	13,600	13,600
Issuances of common shares	6,134	—	—	—	257	—	—	—	257
Conversion of Series E Convertible Preferred shares to common shares	42	—	(90)	—	—	—	—	—	—
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(450)	(450)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(62,129)	(62,129)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2023	82,953,453	$829	14,838,896	$148	$3,915,273	$(274,001)	$3,610	$(1,162,988)	$2,482,871

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2023	82,953,453	$829	14,838,896	$148	$3,915,273	$(274,001)	$3,610	$(1,162,988)	$2,482,871
Purchase of common shares for vesting	—	—	—	—	—	(34)	—	—	(34)
Share-based compensation expense	—	—	—	—	4,354	—	—	—	4,354
Foreign currency translation adjustment	—	—	—	—	—	—	(6,088)	—	(6,088)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,856	—	4,856
Net income	—	—	—	—	—	—	—	56,260	56,260
Issuances of common shares	5,951	—	—	—	258	—	—	—	258
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(504)	(504)
Dividends to common shareholders ($0.825 per share)	—	—	—	—	—	—	—	(62,144)	(62,144)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2023	82,959,404	$829	14,838,896	$148	$3,919,885	$(274,035)	$2,378	$(1,175,408)	$2,473,797

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Issuance of nonvested shares and performance shares, net of cancellations	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	3,692	—	—	—	3,692
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(6,909)	—	(6,909)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,732	—	4,732
Net income	—	—	—	—	—	—	—	62,709	62,709
Issuances of common shares	6,245	—	—	—	273	—	—	—	273
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(598)	(598)
Dividends to common shareholders ($0.835 per share)	—	—	—	—	—	—	—	(63,146)	(63,146)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2024	83,553,611	$835	14,838,896	$148	$3,939,242	$(285,413)	$1,119	$(1,207,614)	$2,448,317

Restricted share units issued to Trustees	41,754	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,538	—	—	—	3,538
Foreign currency translation adjustment	—	—	—	—	—	—	(2,853)	—	(2,853)
Change in unrealized gain on derivatives, net		—	—	—	—	—	1,193	—	1,193
Net income	—	—	—	—	—	—	—	45,102	45,102
Issuances of common shares	7,472	—	—	—	309	—	—	—	309
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(433)	(433)
Dividend to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.855 per share)	—	—	—	—	—	—	—	(64,338)	(64,338)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2024	83,602,837	$836	14,838,896	$148	$3,943,089	$(285,413)	$(541)	$(1,233,323)	$2,424,796

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at June 30, 2024	83,602,837	$836	14,838,896	$148	$3,943,089	$(285,413)	$(541)	$(1,233,323)	$2,424,796
Restricted share units issued to Trustees	3,656	$—	—	$—	$—	$—	$—	$—	$—
Share-based compensation expense	—	—	—	—	3,264	—	—	—	3,264
Foreign currency translation adjustment	—	—	—	—	—	—	3,852	—	3,852
Change in unrealized loss on derivatives. net	—	—	—	—	—	—	(3,920)	—	(3,920)
Net income	—	—	—	—	—	—	—	46,650	46,650
Issuances of common shares	6,190	—	—	—	281	—	—	—	281
Dividend equivalents accrued on performance shares	—	—	—	—	—	—	—	(443)	(443)
Dividends to common shareholders ($0.855 per share)	—	—	—	—	—	—	—	(64,745)	(64,745)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2024	83,612,683	$836	14,838,896	$148	$3,946,634	$(285,413)	$(609)	$(1,257,893)	$2,403,703

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$154,461	$127,517
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	11,812	64,672
Impairment charges on joint ventures	12,130	—
Gain on sale of real estate	(15,989)	(1,415)
Deferred income tax benefit	(1,254)	(258)
Costs associated with loan refinancing or payoff	337	—
Equity in loss from joint ventures	5,384	2,067
Distributions from joint ventures	—	1,300
Provision (benefit) for credit losses, net	2,371	(407)
Depreciation and amortization	124,738	127,341
Amortization of deferred financing costs	6,657	6,449
Amortization of above/below market leases and tenant allowances, net	(252)	(456)
Share-based compensation expense to management and Trustees	10,494	13,153
Share-based compensation expense included in retirement and severance expense	1,598	304
Change in assets and liabilities:
Operating lease assets and liabilities	(975)	273
Mortgage notes accrued interest receivable	(2,720)	(497)
Accounts receivable	(16,129)	(1,311)
Other assets	(7,176)	(4,588)
Accounts payable and accrued liabilities	12,031	14,261
Unearned rents and interest	2,681	21,687
Net cash provided by operating activities	300,199	370,092
Investing activities:
Acquisition of and investments in real estate and other assets	(42,388)	(47,807)
Proceeds from sale of real estate	65,149	34,957
Investment in unconsolidated joint ventures	(186)	(4,259)
Investment in mortgage notes receivable	(88,577)	(17,563)
Proceeds from mortgage notes receivable paydowns	457	408
Investment in notes receivable	—	(3,025)
Proceeds from note receivable paydowns	1,289	1,178
Additions to properties under development	(81,386)	(60,922)
Net cash used by investing activities	(145,642)	(97,033)
Financing activities:
Proceeds from long-term debt facilities	214,000	—
Principal payments on debt	(181,638)	—
Deferred financing fees paid	—	(369)
Costs associated with loan refinancing or payoff (cash portion)	(9,534)	—
Net proceeds from issuance of common shares	589	483
Purchase of common shares for treasury for vesting	(11,375)	(3,696)
Dividends paid to shareholders	(209,193)	(204,145)
Net cash used by financing activities	(197,151)	(207,727)
Effect of exchange rate changes on cash	(67)	(22)
Net change in cash and cash equivalents and restricted cash	(42,661)	65,310
Cash and cash equivalents and restricted cash at beginning of the period	80,981	110,511
Cash and cash equivalents and restricted cash at end of the period	$38,320	$175,821
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$78,079	$107,934
Restricted cash at beginning of the period	2,902	2,577
Cash and cash equivalents and restricted cash at beginning of the period	$80,981	$110,511

Cash and cash equivalents at end of the period	$35,328	$172,953
Restricted cash at end of the period	2,992	2,868
Cash and cash equivalents and restricted cash at end of the period	$38,320	$175,821

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$111,805	$30,340
Transfer of real estate investments to mortgage note	$—	$1,321
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,325	$25,431

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81,222	$80,144
Cash paid during the period for income taxes	$1,471	$1,228
Interest cost capitalized	$2,304	$2,486
Change in accrued capital expenditures	$(13,731)	$(5,981)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on February 29, 2024.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The equity method of accounting is applied to joint venture entities in which the Company is not the primary beneficiary as defined in the FASB ASC Topic on Consolidation (Topic 810) but can exercise influence over the entity with respect to its operations and major decisions.

The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2024 and December 31, 2023, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $20.6 million and $25.1 million as of September 30, 2024 and December 31, 2023, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $11.2 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectibility, and the Company records a direct write-off against rental revenue if collectibility of these future rents is not probable. During the nine months ended September 30, 2024 and 2023 the Company recognized straight-line write-offs totaling $0.1 million and $0.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $13.3 million and $7.7 million, respectively, of straight-line rental revenue, net of write-offs.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2024 and 2023, the Company recognized $1.4 million for both periods, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2024 and 2023, the amounts due for non-lease components included in rental revenue totaled $13.7 million and $14.8 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $9.8 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of September 30, 2024, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 6 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the nine months ended September 30, 2024 and 2023. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Nine Months Ended September 30,
	2024		2023
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$74,657	14.3%	$72,227	13.5%
AMC	70,662	13.6%	70,915	13.3%
Regal	57,677	11.1%	84,818	15.9%

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Buildings and improvements	$4,697,894	$4,609,050
Furniture, fixtures & equipment	119,112	115,596
Land	1,235,500	1,219,943
Leasehold interests	28,453	28,453
	6,080,959	5,973,042
Accumulated depreciation	(1,546,509)	(1,435,683)
Total	$4,534,450	$4,537,359
Depreciation expense on real estate investments was $121.9 million and $119.8 million for the nine months ended September 30, 2024 and 2023, respectively.

4. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the nine months ended September 30, 2024, the Company reassessed the holding period of a theatre property the Company was previously operating through a third-party management agreement but closed in September 2024. The property is currently vacant as the Company prepares to sell it. The Company determined that the carrying value of the theatre did not exceed the sum of the undiscounted cash flows and estimated the fair value of the real estate investments of this property using an independent appraisal. During the nine months ended September 30, 2024, the Company reduced the carrying value of the real estate investments, net to $6.5 million and recognized an impairment charge of $11.8 million on real estate investments, which is the amount that the carrying value of the asset exceeded the estimated fair value.

During the nine months ended September 30, 2024, the Company also recognized $12.1 million of impairment charges related to its equity investments in two unconsolidated real estate joint ventures that own two experiential lodging properties located in St. Pete Beach, Florida. See Note 9 for further details on these impairments.

5. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2024 totaled $214.6 million, and included $52.0 million for the financing of a fitness & wellness property in Colorado, $33.4 million for the acquisition of an attraction property in New York and $19.9 million for the acquisition and financing of land for three build-to-suit eat & play developments in Illinois, Kansas and Oklahoma. Investment spending for the nine months ended September 30, 2024 also included experiential build-to-suit development and redevelopment projects.

During the nine months ended September 30, 2024, the Company completed the sale of two cultural properties, six vacant theatre properties, one leased theatre property and one vacant early childhood education center for net proceeds totaling $65.1 million and recognized a net gain on sale totaling $16.0 million.

6. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of September 30, 2024, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to loan specific information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $657.6 million and $569.8 million at September 30, 2024 and December 31, 2023, respectively. Investment in notes receivable, including related accrued interest receivable, was $3.4 million and $3.9 million at September 30, 2024 and December 31, 2023, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At September 30, 2024, one of the Company's mortgage notes receivable and two of the Company's notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of September 30, 2024 on the mortgage note receivable and the notes receivable. The mortgage note receivable has a carrying amount at September 30, 2024 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. The two notes receivable remain fully reserved with an allowance for credit loss totaling $6.9 million and $1.9 million, respectively, which represents the outstanding principal balances of the notes as of September 30, 2024. Income from these borrowers is recognized on a cash basis. During the nine months ended September 30, 2024 and 2023, the Company received cash basis interest payments of $0.7 million for each period from the mortgage note receivable borrower and $0.7 million for each period from one of the note receivable borrowers. During the nine months ended September 30, 2024 and 2023, the Company received principal payments totaling $0.8 million and $0.7 million, respectively, from one of the note receivable borrowers.

At September 30, 2024, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.9 million, which is fully reserved in the allowance for credit losses at September 30, 2024.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2024 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2023	$3,656	$1,072	$9,687	$—	$14,415
Provision (benefit) for credit losses, net	2,970	276	(875)	—	2,371
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at September 30, 2024	$6,626	$1,348	$8,812	$—	$16,786

7. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Receivable from tenants	$3,370	$7,298
Receivable from non-tenants (1)	6,966	824
Straight-line rent receivable	69,390	55,533
Total	$79,726	$63,655

(1) Receivable from non-tenants includes a payment of $5.9 million made to the City of Kansas City, Missouri under protest related to an assessment of tax years ending December 31, 2018 through 2022. The City has denied the Company’s necessary deduction for dividends paid for each of these years resulting in assessment of additional tax, penalties and interest. The Company filed a lawsuit and demanded a refund of the $5.9 million payment during the nine months ended September 30, 2024. The Company has entered into discussions with City representatives to resolve this matter. Although there can be no assurances, based on the discussions and the Company's position in the lawsuit, the Company believes that it is more likely than not that the payment will be refunded.

As of September 30, 2024, as a result of the COVID-19 pandemic, the Company continues to recognize revenue on a cash basis for AMC and two other tenants, one of which has deferred rent from this period that is not booked as a receivable of approximately $11.5 million. The Company has collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. During the nine months ended September 30, 2024 and 2023, the Company collected $0.6 million and $35.7 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue.

8. Capital Markets and Dividends

During the three and nine months ended September 30, 2024, the Company declared cash dividends totaling $0.855 and $2.545 per common share, respectively. Additionally, during the three and nine months ended September 30, 2024, the Company declared cash dividends of $0.359375 and $1.078125 per share, respectively, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 and $1.6875 per share, respectively, on the Company's 9.00% Series E cumulative convertible preferred shares.

On July 3, 2024, the Company amended its Third Amended, Restated and Consolidated Credit Agreement, which governs its unsecured revolving credit facility, to incorporate the Canadian Overnight Repo Rate Average (CORRA) as a replacement index rate benchmark with respect to loans denominated in Canadian Dollars (CAD) as the Canadian Dollar Offered Rate (CDOR) has been phased out.

On August 22, 2024, the Company repaid its $136.6 million Series A unsecured private placement notes due 2024, using funds available under its $1.0 billion senior unsecured revolving credit facility.

On September 19, 2024, the Company entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the Amended Credit Agreement) providing for a new amended and restated senior unsecured revolving credit facility. The Amended Credit Agreement amended, restated and replaced the Company's prior senior unsecured revolving credit facility provided under the Third Amended, Restated and Consolidated Credit Agreement. The amendments to the prior facility, among other things: (i) extended the maturity date of the revolving credit facility; (ii) generally reduced the interest rate payable on outstanding loans; (iii) eliminated the tangible net worth covenant; (iv) modified the secured debt to total assets financial covenant to permit increased secured debt if the Company so elects; and (v) modified and simplified the capitalization rates used to value assets under the facility.

The Amended Credit Agreement provides for an initial maximum principal amount of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The new credit facility contains an "accordion" feature under which the Company may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new credit facility matures on October 2, 2028. The Company has two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to applicable fees and the absence of any default. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.15% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.98% at September 30, 2024. Additionally, the facility fee on the revolving credit facility is 0.25%.

In connection with entering into the Amended Credit Agreement, the Company incurred $9.0 million in fees that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees are included in "Other assets" in the accompanying consolidated balance sheet as of September 30, 2024. During the nine months ended September 30, 2024, the Company also recorded a non-cash write-off of deferred financing costs (net of accumulated amortization), totaling $0.3 million to "Costs associated with loan refinancing or payoff" in connection with entering into the Amended Credit Agreement.

9. Unconsolidated Real Estate Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures as of September 30, 2024 and December 31, 2023 (in thousands):

				Investment as of		(Loss) Income for the Nine Months Ended
Property Type	Location	Ownership Interest		September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2023
Experiential lodging	St. Pete Beach, FL	65%	(1)	$—	$14,727	$(2,597)	$(835)
Experiential lodging	Warrens, WI	95%	(2)	10,271	9,945	325	300
Experiential lodging	Breaux Bridge, LA	85%	(3)	16,530	18,996	(2,651)	(1,383)
Experiential lodging	Harrisville, PA	62%	(4)	5,625	6,086	(461)	(149)
Theatres	China	various		—	—	—	—
				$32,426	$49,754	$(5,384)	$(2,067)

(1) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured non-recourse mortgage loan of $105.0 million at September 30, 2024. The maturity date of this mortgage loan is May 18, 2025. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture has an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from June 1, 2024 to December 1, 2024.

On September 26, 2024, Hurricane Helene made landfall on St. Pete Beach as a Category 3 storm and damaged the joint ventures' experiential lodging properties. On October 9, 2024, further damage was caused by Hurricane Milton. The properties will remain closed as the joint ventures continue to assess and repair damage and the Company does not anticipate that the properties will re-open until well into 2025. The Company plans to work in good faith with its joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward which the Company expects will result in the eventual removal of both experiential properties from the Company's portfolio. Accordingly, the Company determined that its investment in these joint ventures had no fair value and was not recoverable, and during the third quarter of 2024, recognized $12.1 million in other-than-temporary impairment charges on joint ventures related to these equity investments.

(2) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured non-recourse mortgage loan of $23.7 million at September 30, 2024. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required.

(3) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real estate property has a secured non-recourse senior mortgage loan of $38.5 million at September 30, 2024. The maturity date of this mortgage loan is March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 3.85% through April 7, 2025 and increases to 4.25% from April 8, 2025 through maturity. Monthly interest payments are required. Additionally, the Company provided a subordinated loan to the joint venture for $11.3 million with a maturity date of March 8, 2034. The mortgage loan bears interest at an annual fixed rate of 7.25% through the sixth anniversary and increases to SOFR plus 7.20% with a cap of 8.00%, through maturity.

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

The Company's investments in the two unconsolidated real estate joint ventures (representing 92% of each joint venture's equity) have a 67% equity interest in two separate consolidated joint ventures, one that holds the investments in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The consolidated joint venture that holds the real estate property has a secured non-recourse senior mortgage loan commitment of up to $22.5 million at September 30, 2024 in order to fund renovations, with $19.0 million outstanding at September 30, 2024. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $2.1 million remaining to fund at September 30, 2024.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $0.5 million and $1.3 million at September 30, 2024 and December 31, 2023, respectively. The Company had derivative liabilities of $1.9 million and $4.9 million at September 30, 2024 and December 31, 2023, respectively. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2024 or December 31, 2023. See Note 11 for disclosures relating to the fair value of the derivative instruments.

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

At September 30, 2024, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of September 30, 2024 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2024, the Company estimates that during the twelve months ending September 30, 2025, $17 thousand of losses will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of September 30, 2024, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.26 CAD per USD	$150.0	$10.8	October 1, 2024
$1.28 CAD per USD	200.0	4.5	October 1, 2024
$1.30 CAD per USD	90.0	8.1	December 1, 2024
	$440.0	$23.4

On September 17, 2024, the Company entered into six USD-CAD cross-currency swaps that will be effective October 1, 2024 with a total fixed original notional value of $170.0 million CAD and $125.0 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $15.3 million annual CAD denominated cash flows through December 2026.

Additionally, on September 17, 2024, the Company entered into two USD-CAD cross-currency swaps that will be effective December 1, 2024 with a total fixed original notional value of $90.0 million CAD and $66.2 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $8.1 million annual CAD denominated cash flows through December 2026.

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2024, the Company estimates that during the twelve months ending September 30, 2025, $83 thousand of losses will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2024, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2024 and 2023.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2024	2023	2024	2023
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(503)	$218	$(132)	$436
Amount of Income Reclassified from AOCI into Earnings (1)	189	178	551	463
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(415)	467	39	11
Amount of Income Reclassified from AOCI into Earnings (2)	257	196	770	637
Net Investment Hedges
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative	(2,556)	4,545	3,419	599
Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(3,474)	$5,230	$3,326	$1,046
Amount of Income Reclassified from AOCI into Earnings	446	374	1,321	1,100

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$32,867	$31,208	$97,338	$94,521
Other income in accompanying consolidated statements of income and comprehensive income	$17,419	$14,422	$43,874	$33,879
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023.

(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the fair value of the Company's derivatives in a liability position related to these agreements was $1.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $1.8 million, after considering the right of offset. As of September 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

11. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
September 30, 2024 and December 31, 2023
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2024
Cross-Currency Swaps (1)	$—	$37	$—	$37
Cross-Currency Swaps (2)	—	(385)	—	(385)
Currency Forward Agreements (2)	—	(1,489)	—	(1,489)
Interest Rate Swap Agreements (1)	—	477	—	477
December 31, 2023
Cross-Currency Swaps (1)	$—	$384	$—	$384
Currency Forward Agreements (2)	—	(4,908)	—	(4,908)
Interest Rate Swap Agreements (1)	—	876	—	876
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified.
Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2024 and December 31, 2023
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2024
Real estate investments, net (1)	$—	$—	$6,500	$6,500
Investment in joint ventures (2)	—	—	—	—
December 31, 2023
Real estate investments, net (3)	$—	$—	$39,150	$39,150

(1) As further discussed in Note 4, during the nine months ended September 30, 2024, the Company recorded an impairment charge of $11.8 million related to real estate investments, net, on one property. Management estimated the fair value of this investment taking into account various factors, including an independent appraisal, shortened hold period and market conditions. The significant inputs and assumptions used in the real estate appraisal included land valued at approximately $475 thousand per acre less demolition costs of approximately $13.91 per square foot of building. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

(2) As further discussed in Note 9, during the nine months ended September 30, 2024, the Company recorded impairment charges of $12.1 million related to its investment in two unconsolidated real estate joint ventures that own two experiential lodging properties located in St. Pete Beach, Florida. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

(3) During the year ended December 31, 2023, the Company recorded an impairment charge of $67.4 million related to real estate investments, net, on 12 properties. Management estimated the fair values of these investments taking into account various factors including independent appraisals, shortened hold periods and market conditions. The significant inputs and assumptions used in the real estate appraisals included market rents ranging from $4.50 per square foot to $20.00 per square foot, discount rates ranging from 8.50% to 11.50% and terminal capitalization rates ranging from 7.75% to 10.25%. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2024 and December 31, 2023:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2024, the Company had a carrying value of $657.6 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.78%. The fixed-rate mortgage notes bear interest at rates of 6.50% to 12.50%. Discounting the future cash flows for fixed-rate mortgage notes receivable using rates of 6.50% to 10.90%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $693.9 million with an estimated weighted average market rate of 8.01% at September 30, 2024.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2024, the Company had a carrying value of $194.0 million in variable-rate debt outstanding with an average interest rate of approximately 5.85%. The carrying value of the variable-rate debt outstanding approximated the fair value at September 30, 2024.

At December 31, 2023, the Company had a carrying value of $25.0 million in variable-rate debt outstanding with an interest rate of approximately 5.48%. The carrying value of the variable-rate debt outstanding approximated the fair value at December 31, 2023.

At both September 30, 2024 and December 31, 2023, the $25.0 million of variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 10 for additional information related to the Company's interest rate swap agreement.

At September 30, 2024, the Company had a carrying value of $2.68 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed-rate debt using September 30, 2024 market rates of 5.03% to 5.52%, management estimates the fair value of the fixed rate debt to be approximately $2.58 billion with an estimated weighted average market rate of 5.21% at September 30, 2024.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands except per share information):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$46,650			$154,461
Less: preferred dividend requirements	(6,032)			(18,104)
Net income available to common shareholders	$40,618	75,723	$0.54	$136,357	75,604	$1.80
Diluted EPS:
Net income available to common shareholders	$40,618	75,723		$136,357	75,604
Effect of dilutive securities:
Performance shares	—	385		—	341
Net income available to common shareholders	$40,618	76,108	$0.53	$136,357	75,945	$1.80

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$56,260			$127,517
Less: preferred dividend requirements	(6,032)			(18,105)
Net income available to common shareholders	$50,228	75,325	$0.67	$109,412	75,236	$1.45
Diluted EPS:
Net income available to common shareholders	$50,228	75,325		$109,412	75,236
Effect of dilutive securities:
Share options and performance shares	—	491		—	419
Net income available to common shareholders	$50,228	75,816	$0.66	$109,412	75,655	$1.45

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance shares, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2024 and 2023.

•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2024 and 2023.
•Outstanding options to purchase 57 thousand and 83 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and nine months ended September 30, 2024 and 2023, respectively.
•The effect of 116 thousand contingently issuable performance shares granted during 2024 for the three and nine months ended September 30, 2024.

13. Retirement of Executive Vice President, General Counsel and Secretary

On March 1, 2024, the Company's Executive Vice President, General Counsel and Secretary, Craig Evans, retired from the Company. Details of Mr. Evans' retirement are included in the previously disclosed Retirement and Release Agreement entered into between the Company and Mr. Evans. The role of General Counsel and Secretary was assumed by Paul Turvey upon Mr. Evans' retirement. For the nine months ended September 30, 2024, the Company recorded retirement and severance expense related to Mr. Evans' retirement, as well as the departure of another employee, totaling $1.8 million, which included cash payments totaling $0.2 million and accelerated vesting of nonvested shares totaling $1.6 million.

14. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016, and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance shares and restricted shares to the Company's executive officers. At September 30, 2024, there were 860,060 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2023	609,228	$44.44
Granted	290,271	41.96
Vested	(284,885)	45.47
Outstanding at September 30, 2024	614,614	$42.79	1.11

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $13.7 million and $8.7 million for the nine months ended September 30, 2024 and 2023, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.2 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.7 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, unamortized share-based compensation expense related to nonvested shares was $11.3 million.

Nonvested Performance Shares
A summary of the Company's nonvested performance share activity and related information is as follows:

	Target Number of Performance Shares	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2023	312,641	$70.04
Granted	116,266	44.76
Vested (2)	(102,438)	75.14
Outstanding at September 30, 2024	326,469	$59.44
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

The number of common shares issuable upon settlement of the performance shares granted during the nine months ended September 30, 2024, 2023 and 2022 will be based upon the Company's achievement level relative to performance measures at December 31, 2026, 2025 and 2024, respectively. The achievement level for the performance shares granted during the nine months ended September 30, 2024 is 52.2% based upon the Company's TSR relative to the TSRs of the Company's peer group companies, 26.1% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 21.7% based upon the Company's estimated CAGR in AFFO per share over the three-year performance period. The achievement level for the performance shares granted during the years ended December 31, 2023 and 2022 is 50% based upon the Company's Total Shareholder Return (TSR) relative to the TSRs of the Company's peer group companies, 25% based upon the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and 25% based upon the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period. The Company's achievement level relative to the performance measures is assigned a specific payout percentage, which is multiplied by a target number of performance shares.

The performance shares based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $4.1 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2026, 2025 and 2024 for performance shares granted in 2024, 2023 and 2022, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition for the nine months ended September 30, 2024: risk-free interest rate of 4.5%, volatility factors in the expected market price of the Company's common shares of 30% and an expected life of approximately three years.

The performance shares based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2024, achievement of the performance condition was deemed probable for the performance shares granted during the nine months ended September 30, 2022 with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million. Achievement of the performance condition for the performance shares granted during the nine months ended September 30, 2024 and 2023 was deemed not probable at September 30, 2024.

Expense recognized related to performance shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $4.0 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. Expense related to performance shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.9 million for the nine months ended September 30, 2024. At September 30, 2024, unamortized share-based compensation expense related to nonvested performance shares was $5.7 million.

The performance shares accrue dividend equivalents that are paid only if common shares are issued upon settlement of the performance shares. During the nine months ended September 30, 2024 and 2023, the Company accrued dividend equivalents expected to be paid on earned awards of $1.5 million and $1.3 million, respectively.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2023	42,048	$41.67
Granted	45,410	40.69
Vested	(42,048)	41.67
Outstanding at September 30, 2024	45,410	$40.69	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.3 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, unamortized share-based compensation expense related to restricted share units was $1.3 million.

15. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2024 and December 31, 2023, the Company was lessee in 51 operating ground leases. The Company's tenants, who are generally sub-tenants under these ground leases, are responsible for paying the rent under these ground leases. As of September 30, 2024, rental revenue from one of the Company's tenants, who are also sub-tenants under the ground leases, is being recognized on a cash basis. In most cases, the ground lease sub-tenants have continued to pay the rent under these ground leases, however, two of these properties do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or if the property does not have a sub-tenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. The Company is also the lessee in an operating lease of its executive office.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Operating leases	Rental revenue	$142,189	$155,689	$416,589	$446,454
Sublease income - operating ground leases	Rental revenue	6,488	8,251	19,462	20,947

Lease costs
Operating ground lease cost	Property operating expense	$6,531	$6,571	$19,617	$19,735
Operating office lease cost	General and administrative expense	224	224	672	672

16. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,227,247	$418,529	$43,386	$5,689,162

	As of December 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,189,831	$433,177	$77,877	$5,700,885

Operating Data:
	Three Months Ended September 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$139,241	$9,436	$—	$148,677
Other income	17,232	—	187	17,419
Mortgage and other financing income	14,206	205	—	14,411
Total revenue	170,679	9,641	187	180,507

Property operating expense	14,180	189	242	14,611
Other expense	15,631	—	—	15,631
Total investment expenses	29,811	189	242	30,242
Net operating income - before unallocated items	140,868	9,452	(55)	150,265

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(11,935)
Transaction costs				(175)
(Provision) benefit for credit losses, net				770
Depreciation and amortization				(42,795)
Loss on sale of real estate				(3,419)
Costs associated with loan refinancing or payoff				(337)
Interest expense, net				(32,867)
Equity in loss from joint ventures				(851)
Impairment charges on joint ventures				(12,130)
Income tax benefit				124
Net income				46,650
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$40,618

Operating Data:
	Three Months Ended September 30, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$153,953	$9,987	$—	$163,940
Other income	14,275	—	147	14,422
Mortgage and other financing income	10,810	212	—	11,022
Total revenue	179,038	10,199	147	189,384

Property operating expense	14,144	156	292	14,592
Other expense	13,124	—	—	13,124
Total investment expenses	27,268	156	292	27,716
Net operating income - before unallocated items	151,770	10,043	(145)	161,668

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,464)
Transaction costs				(847)
(Provision) benefit for credit losses, net				719
Impairment charges				(20,887)
Depreciation and amortization				(42,432)
Gain on sale of real estate				2,550
Interest expense, net				(31,208)
Equity in income from joint ventures				533
Income tax expense				(372)
Net income				56,260
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$50,228

Operating Data:
	Nine Months Ended September 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$407,638	$28,413	$—	$436,051
Other income	43,215	100	559	43,874
Mortgage and other financing income	40,285	624	—	40,909
Total revenue	491,138	29,137	559	520,834

Property operating expense	42,762	475	721	43,958
Other expense	43,440	—	—	43,440
Total investment expenses	86,202	475	721	87,398
Net operating income - before unallocated items	404,936	28,662	(162)	433,436

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(37,863)
Retirement and severance expense				(1,836)
Transaction costs				(375)
(Provision) benefit for credit losses, net				(2,371)
Impairment charges				(11,812)
Depreciation and amortization				(124,738)
Gain on sale of real estate				15,989
Costs associated with loan refinancing or payoff				(337)
Interest expense, net				(97,338)
Equity in loss from joint ventures				(5,384)
Impairment charges on joint ventures				(12,130)
Income tax expense				(780)
Net income				154,461
Preferred dividend requirements				(18,104)
Net income available to common shareholders of EPR Properties				$136,357

Operating Data:
	Nine Months Ended September 30, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$438,074	$29,327	$—	$467,401
Other income	33,208	1	670	33,879
Mortgage and other financing income	31,753	654	—	32,407
Total revenue	503,035	29,982	670	533,687

Property operating expense	42,065	156	498	42,719
Other expense	31,235	—	—	31,235
Total investment expenses	73,300	156	498	73,954
Net operating income - before unallocated items	429,735	29,826	172	459,733

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(42,677)
Retirement and severance expense				(547)
Transaction costs				(1,153)
(Provision) benefit for credit losses, net				407
Impairment charges				(64,672)
Depreciation and amortization				(127,341)
Gain on sale of real estate				1,415
Interest expense, net				(94,521)
Equity in loss from joint ventures				(2,067)
Income tax expense				(1,060)
Net income				127,517
Preferred dividend requirements				(18,105)
Net income available to common shareholders of EPR Properties				$109,412

17. Other Commitments and Contingencies

As of September 30, 2024, the Company had 13 development projects with commitments to fund an aggregate of approximately $144.1 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2024, the Company had five mortgage notes with commitments totaling approximately $73.1 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations will be satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2024, the Company had three surety bonds outstanding totaling $0.6 million.

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

As of September 30, 2024, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.5 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.9 billion at September 30, 2024. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at September 30, 2024 and December 31, 2023. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2024, our Experiential investments comprised $6.4 billion, or 93%, and our Education investments comprised $0.5 billion, or 7%, of our total investments.

As of September 30, 2024, our Experiential portfolio (excluding property under development and undeveloped land inventory) consisted of the following property types (owned or financed):
•159 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•24 attraction properties;
•11 ski properties;
•seven experiential lodging properties;
•22 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of September 30, 2024, our owned Experiential real estate portfolio consisted of approximately 19.5 million square feet, which includes 0.4 million square feet of properties we intend to sell. The Experiential portfolio, excluding the properties we intend to sell, was 99% leased and included $76.9 million in property under development and $20.2 million in undeveloped land inventory.

As of September 30, 2024, our Education portfolio consisted of the following property types (owned or financed):
•60 early childhood education center properties; and
•nine private school properties.

As of September 30, 2024, our owned Education real estate portfolio consisted of approximately 1.3 million square feet, which includes 39 thousand square feet of properties we intend to sell. The Education portfolio, excluding the properties we intend to sell, was 100% leased.

The combined owned portfolio consisted of 20.8 million square feet and was 99% leased excluding the 0.4 million square feet of properties we intend to sell.

Challenging Economic Environment
REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, higher cost of capital, lasting impacts of high inflation and other risks and uncertainties associated with the current economic environment. Although we intend to continue making future investments, we expect our levels of investment spending to be reduced in the near-term due to elevated costs of capital, and near-term investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves.

As of September 30, 2024, as a result of the COVID-19 pandemic, we continue to recognize revenue on a cash basis for AMC and two other tenants, one of which has deferred rent from this period that is not booked as a receivable of approximately $11.5 million. We collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. During the nine months ended September 30, 2024 and 2023, we collected $0.6 million and $35.7 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Total revenue	$180.5	$189.4	(5)%	$520.8	$533.7	(2)%
Net income available to common shareholders per diluted share	$0.53	$0.66	(20)%	$1.80	$1.45	24%
FFOAA per diluted share	$1.30	$1.47	(12)%	$3.64	$4.00	(9)%

The major factors impacting our results for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023 were as follows:
•The decrease in rental revenue due to a comprehensive restructuring agreement with Regal and higher deferred rental payments from cash basis tenants received in 2023;
•The effect of property acquisitions and dispositions that occurred in 2024 and 2023;
•The increase in other income and other expense related to additional operating properties;
•The decrease in impairment charges and general and administrative expense;
•The increase in equity in loss from joint ventures and the increase in impairment charges on joint ventures;
•The recognition of provision for credit losses, net for the nine months ended September 30, 2024 versus the recognition of benefit for credit losses, net for nine months ended September 30, 2023; and
•The recognition of loss on sale of real estate versus gain in sale of real estate for the three months ended September 30, 2024 versus the three months ended September 30, 2023 and the recognition of higher gain on sale of real estate for the nine months ended September 30, 2024 versus the nine months ended September 30, 2023.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectibility of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2023 Annual Report. For the nine months ended September 30, 2024, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2024 and 2023 totaled $214.6 million and $135.5 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2024
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	31,944	20,963	797	—	10,184	—
Attractions	55,798	—	164	33,437	22,197	—
Ski	1,729	—	—	—	1,729	—
Experiential Lodging	7,757	—	—	—	—	7,757
Fitness & Wellness	115,171	21,756	37,944	—	55,471	—
Cultural	1,860	—	1,860	—	—	—
Total Experiential	214,629	42,719	41,135	33,437	89,581	7,757

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$214,629	$42,719	$41,135	$33,437	$89,581	$7,757

Nine Months Ended September 30, 2023
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$2,787	$—	$2,787	$—	$—	$—
Eat & Play	19,769	18,607	1,162	—	—	—
Attractions	17,411	—	3,610	—	13,801	—
Ski	3,762	—	—	—	3,762	—
Experiential Lodging	13,152	—	—	—	—	13,152
Fitness & Wellness	73,813	25,561	1,457	43,770	3,025	—
Cultural	4,801	—	4,801	—	—	—
Total Experiential	135,495	44,168	13,817	43,770	20,588	13,152

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$135,495	$44,168	$13,817	$43,770	$20,588	$13,152

The above amounts include $2.3 million and $2.5 million in capitalized interest for the nine months ended September 30, 2024 and 2023, respectively, and $114 thousand and $103 thousand in capitalized other general and administrative direct project costs for the nine months ended September 30, 2024 and 2023, respectively. Excluded from the table above is approximately $5.4 million and $7.1 million of maintenance capital expenditures and other spending for the nine months ended September 30, 2024 and 2023, respectively.

Dispositions
During the nine months ended September 30, 2024, we completed the sales of two cultural properties, six vacant theatre properties, one leased theatre property and one vacant early childhood education center for net proceeds totaling $65.1 million. In connection with these sales, we recognized a net gain on sale totaling $16.0 million.

Impairment Charges
During the nine months ended September 30, 2024, we reassessed the holding period of one of our theatre properties that is operated through a third-party management agreement. We determined that the carrying value of the theatre property did not exceed the sum of the undiscounted cash flows and estimated the fair value of the real estate investments of this property using an independent appraisal. Accordingly, we recognized impairment charges totaling $11.8 million for the nine months ended September 30, 2024.

During and subsequent to the nine months ended September 30, 2024, two experiential lodging properties located in St. Pete Beach, Florida that we hold as equity investments through joint ventures, were significantly damaged by two weather events. On September 26, 2024, Hurricane Helene made landfall on St. Pete Beach as a Category 3 storm and damaged the joint ventures' experiential lodging properties. On October 9, 2024, further damage was caused by Hurricane Milton. The properties will remain closed as the joint ventures continue to assess and repair damage and we do not anticipate that the properties will re-open until well into 2025. We plan to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward which we expect will result in the eventual removal of both experiential properties from our portfolio. Accordingly, we determined that our investment in these joint ventures had no fair value and was not recoverable, and during the third quarter of 2024, recognized $12.1 million in other-than-temporary impairment charges on joint ventures related to these equity investments.

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

Capital Markets Activities
On August 22, 2024, we repaid our $136.6 million Series A unsecured private placement notes due 2024, using funds available on our $1.0 billion senior unsecured revolving credit facility.

During the nine months ended September 30, 2024, we entered into a Fourth Amended, Restated and Consolidated Credit Agreement (the "Amended Credit Agreement"). See discussion below in Liquidity and Capital Resources and Note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Results of Operations

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Minimum rent (1)	$132,828	$151,080	$(18,252)	$396,418	$436,284	$(39,866)
Percentage rent (2)	5,944	2,096	3,848	9,817	6,032	3,785
Straight-line rent (3)	4,414	4,407	7	13,335	7,661	5,674
Tenant reimbursements	5,038	5,987	(949)	15,111	16,237	(1,126)
Other rental revenue	453	370	83	1,370	1,187	183
Total Rental Revenue	$148,677	$163,940	$(15,263)	$436,051	$467,401	$(31,350)

Other income (4)	17,419	14,422	2,997	43,874	33,879	9,995
Mortgage and other financing income (5)	14,411	11,022	3,389	40,909	32,407	8,502
Total revenue	$180,507	$189,384	$(8,877)	$520,834	$533,687	$(12,853)

(1) For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the decrease in minimum rent resulted from a decrease of $2.7 million related to the comprehensive restructuring agreement with Regal entered into on June 27, 2023, a $16.9 million decrease in deferred rental repayments from cash basis tenants, a $1.2 million decrease from property dispositions and a $0.9 million decrease from vacant properties. This decrease was partially offset by an increase in rental revenue of $1.8 million related to property acquisitions and developments completed in 2024 and 2023 and an increase in rental revenue on existing properties of $1.6 million.

During the three months ended September 30, 2024, there were no significant lease renewals on existing properties.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the decrease in minimum rent resulted from a decrease of $11.5 million related to the comprehensive restructuring agreement with Regal entered into on June 27, 2023, a $32.7 million decrease in deferred rental repayments from cash basis tenants, a $4.6 million decrease from property dispositions and a $1.6 million decrease from vacant properties. This decrease was partially offset by an increase in rental revenue of $5.9 million related to property acquisitions and developments completed in 2024 and 2023 and an increase in rental revenue on existing properties of $4.6 million.

During the nine months ended September 30, 2024, we renewed ten lease agreements on approximately 295 thousand square feet and experienced a decrease of approximately 0.5% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent (amounts above base rent) for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was due primarily to higher percentage rent recognized from our theatre tenants, one cultural property tenant, one attraction property tenant and our gaming tenant.

(3) The increase in straight-line rent for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to property acquisitions and developments completed in 2024 and 2023 as well as straight-line rent receivable for Regal recognized during the nine months ended September 30, 2024 in connection with reestablishing accrual basis accounting for Regal at August 1, 2023.

(4) The increase in other income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 related primarily to an increase in operating income from the addition of five operating theatre properties in the third quarter of 2023 that were previously leased by Regal. One of these properties was closed on September 20, 2024 and is currently vacant as we prepare to sell it.

(5) The increase in mortgage and other financing income during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 related to interest income on new mortgage notes funded in 2024 and 2023 and from additional investments on existing mortgage note receivables.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Property operating expense	$14,611	$14,592	$19	$43,958	$42,719	$1,239
Other expense (1)	15,631	13,124	2,507	43,440	31,235	12,205
General and administrative expense (2)	11,935	13,464	(1,529)	37,863	42,677	(4,814)
Retirement and severance expense	—	—	—	1,836	547	1,289
Transaction costs	175	847	(672)	375	1,153	(778)
Provision (benefit) for credit losses, net	(770)	(719)	(51)	2,371	(407)	2,778
Impairment charges (3)	—	20,887	(20,887)	11,812	64,672	(52,860)
Depreciation and amortization	42,795	42,432	363	124,738	127,341	(2,603)
(Loss) gain on sale of real estate (4)	(3,419)	2,550	(5,969)	15,989	1,415	14,574
Costs associated with loan refinancing or payoff	337	—	337	337	—	337
Interest expense, net (5)	32,867	31,208	1,659	97,338	94,521	2,817
Equity in loss (income) from joint ventures (6)	851	(533)	1,384	5,384	2,067	3,317
Impairment charges on joint ventures (7)	12,130	—	12,130	12,130	—	12,130
Income tax (benefit) expense	(124)	372	(496)	780	1,060	(280)
Preferred dividend requirements	6,032	6,032	—	18,104	18,105	(1)
(1) The increase in other expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 related primarily to the addition of operating expense from five theatre properties that were previously leased by Regal. One of these properties was closed on September 20, 2024 and is currently vacant as we prepare to sell it.

(2) The decrease in general and administrative expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2024 related primarily to a decrease in payroll and benefit costs. The decrease in general and administrative expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 related to a decrease in payroll and benefit costs, a decrease in franchise taxes due to a state legislative change that went into effect during the second quarter of 2024 as well as a decrease in professional fees, including those related to the comprehensive restructuring agreement with Regal in 2023.

(3) Impairment charges recognized during the nine months ended September 30, 2024 related to one theatre property that was operated through a third-party management agreement but, as disclosed above, was closed on September 20, 2024 and is currently vacant as we prepare to sell it. Impairment charges recognized during the three months ended September 30, 2023, related to two theatre properties that were part of a workout with a smaller theatre tenant and impairment charges recognized during the nine months ended September 30, 2023 related to these two theatre properties and eight properties surrendered by Regal not included in the new master lease.

(4) The loss on sale of real estate for the three months ended September 30, 2024 related to the sale of two theatre properties and one vacant early childhood education center. The net gain on sale of real estate for the three months ended September 30, 2023 related to the sales of two vacant theatre properties and two early childhood education centers.
The gain on sale of real estate for the nine months ended September 30, 2024 related to the sale of two cultural properties, six vacant theatre properties, one leased theatre property and one vacant early childhood education center. The net gain on sale of real estate for the nine months ended September 30, 2023 related to the sale of two vacant theatre properties, one vacant eat & play property, three vacant early childhood education centers and a land parcel.
(5) The increase in interest expense, net for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 resulted primarily from an increase in average borrowings and an increase in our weighted average interest rate on outstanding debt due to borrowings on our unsecured revolving credit facility. This increase was also due to a decrease in interest income from short-term investments related to cash on hand.
(6) The increase in equity in loss from joint ventures for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily related to higher expenses, including insurance, depreciation and interest, at our joint ventures during the three and nine months ended September 30, 2024 as well as the impact from Hurricane Helene that damaged two hotels in St. Pete Beach, Florida as discussed above.
(7) The increase in impairment charges on joint ventures for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 related to other-than-temporary impairments of our equity investments in two joint ventures holding two experiential lodging properties located in St. Pete Beach, Florida due to hurricane damage described above.
Liquidity and Capital Resources

Cash and cash equivalents were $35.3 million at September 30, 2024. As of September 30, 2024, we had no uninsured deposits. In addition, we had restricted cash of $3.0 million at September 30, 2024, which related primarily to escrow deposits required for property management and debt agreements or held for potential acquisitions and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At September 30, 2024, we had total debt outstanding of $2.9 billion, of which 99% was unsecured.

At September 30, 2024, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At September 30, 2024, we had $169.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility. On July 3, 2024, we amended our Third Amended, Restated and Consolidated Credit Agreement, which governs our unsecured revolving credit facility, to incorporate the Canadian Overnight Repo Rate Average (CORRA) as a replacement index rate benchmark with respect to loans denominated in Canadian Dollars (CAD) as the Canadian Dollar Offered Rate (CDOR) has been phased out.

On September 19, 2024, we entered into the Amended Credit Agreement providing for a new amended and restated senior unsecured revolving credit facility. The Amended Credit Agreement amended, restated and replaced our prior senior unsecured revolving credit facility provided under the Third Amended, Restated and Consolidated Credit Agreement. The amendments to the prior facility, among other things: (i) extended the maturity date of the revolving credit facility; (ii) generally reduced the interest rate payable on outstanding loans; (iii) eliminated the tangible net worth covenant; (iv) modified the secured debt to total assets financial covenant to permit increased secured debt if we so elect; and (v) modified and simplified the capitalization rates used to value assets under the facility.

The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The new credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new credit facility matures on October 2, 2028. We have two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.15% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.98% at September 30, 2024. Additionally, the facility fee on the revolving credit facility is 0.25%.

In connection with entering into the Amended Credit Agreement, we incurred $9.0 million in fees that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees are included in "Other assets" in the accompanying consolidated balance sheet as of September 30, 2024. During the nine months ended September 30, 2024, we also recorded a non-cash write-off of deferred financing costs (net of accumulated amortization), totaling $0.3 million to "Costs associated with loan refinancing or payoff" in connection with entering into the Amended Credit Agreement.

At September 30, 2024, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At September 30, 2024, the interest rate for these Series B private placement notes was 4.56%. The private placement notes were originally issued in two tranches: Series A due 2024; and Series B due 2026. On August 22, 2024, we repaid in full the Series A notes for $136.6 million using funds available under our $1.0 billion senior unsecured revolving credit facility.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our debt instruments at September 30, 2024.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$300,199	$370,092
Net cash used by investing activities	(145,642)	(97,033)
Net cash used by financing activities	(197,151)	(207,727)

Commitments
As of September 30, 2024, we had 13 development projects with commitments to fund an aggregate of approximately $144.1 million, of which approximately $31.1 million is expected to be funded in the remainder of 2024. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2024, we had five mortgage notes with commitments totaling approximately $73.1 million, of which $20.2 million is expected to be funded in the remainder of 2024. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations will be satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2024, we had three surety bonds outstanding totaling $0.6 million.

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

Long-term liquidity requirements consist primarily of debt maturities. We have $300.0 million of debt maturities due April 1, 2025. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the challenging economic environment and our elevated cost of capital.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO retirement and severance expense, transaction costs, provision (benefit) for credit losses, net, costs associated with loan refinancing or payoff, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization and share-based compensation expense to management and Trustees, and subtracting amortization of above and below market leases, net and tenant allowances, maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), the non-cash portion of mortgage and other financing income and the allocated share of joint venture non-cash items.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2024 and 2023 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FFO:
Net income available to common shareholders of EPR Properties	$40,618	$50,228	$136,357	$109,412
Loss (gain) on sale of real estate	3,419	(2,550)	(15,989)	(1,415)
Impairment of real estate investments, net	—	20,887	11,812	64,672
Real estate depreciation and amortization	42,620	42,224	124,191	126,718
Allocated share of joint venture depreciation	2,581	2,315	7,454	6,532
Impairment charges on joint ventures	12,130	—	12,130	—
FFO available to common shareholders of EPR Properties	$101,368	$113,104	$275,955	$305,919

FFO available to common shareholders of EPR Properties	$101,368	$113,104	$275,955	$305,919
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted FFO available to common shareholders of EPR Properties	$105,244	$116,980	$287,583	$317,547

FFOAA:
FFO available to common shareholders of EPR Properties	$101,368	$113,104	$275,955	$305,919
Retirement and severance expense	—	—	1,836	547
Transaction costs	175	847	375	1,153
Provision (benefit) for credit losses, net	(770)	(719)	2,371	(407)
Costs associated with loan refinancing or payoff	337	—	337	—
Deferred income tax benefit	(728)	(76)	(1,254)	(258)
FFOAA available to common shareholders of EPR Properties	$100,382	$113,156	$279,620	$306,954

FFOAA available to common shareholders of EPR Properties	$100,382	$113,156	$279,620	$306,954
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted FFOAA available to common shareholders of EPR Properties	$104,258	$117,032	$291,248	$318,582

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AFFO:
FFOAA available to common shareholders of EPR Properties	$100,382	$113,156	$279,620	$306,954
Non-real estate depreciation and amortization	175	208	547	623
Deferred financing fees amortization	2,211	2,170	6,657	6,449
Share-based compensation expense to management and trustees	3,264	4,354	10,494	13,153
Amortization of above and below market leases, net and tenant allowances	(84)	(182)	(252)	(456)
Maintenance capital expenditures (1)	(2,561)	(1,753)	(5,437)	(7,384)
Straight-lined rental revenue	(4,414)	(4,407)	(13,335)	(7,661)
Straight-lined ground sublease expense	20	77	77	1,043
Non-cash portion of mortgage and other financing income	(396)	(290)	(1,813)	(553)
Allocated share of joint venture non-cash items	712	—	712	—
AFFO available to common shareholders of EPR Properties	$99,309	$113,333	$277,270	$312,168

AFFO available to common shareholders of EPR Properties	$99,309	$113,333	$277,270	$312,168
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted AFFO available to common shareholders of EPR Properties	$103,185	$117,209	$288,898	$323,796

FFO per common share:
Basic	$1.34	$1.50	$3.65	$4.07
Diluted	1.31	1.47	3.60	3.99
FFOAA per common share:
Basic	$1.33	$1.50	$3.70	$4.08
Diluted	1.30	1.47	3.64	4.00
Shares used for computation (in thousands):
Basic	75,723	75,325	75,604	75,236
Diluted	76,108	75,816	75,945	75,655

Weighted average shares outstanding-diluted EPS	76,108	75,816	75,945	75,655
Effect of dilutive Series C preferred shares	2,319	2,287	2,310	2,279
Effect of dilutive Series E preferred shares	1,664	1,663	1,664	1,663
Adjusted weighted average shares outstanding-diluted Series C and Series E	80,091	79,766	79,919	79,597

Other financial information:
Dividends per common share	$0.855	$0.825	$2.545	$2.475
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and nine months ended September 30, 2024 and September 30, 2023. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands):

	September 30,
	2024	2023
Net Debt:
Debt	$2,852,970	$2,814,497
Deferred financing costs, net	20,622	26,732
Cash and cash equivalents	(35,328)	(172,953)
Net Debt	$2,838,264	$2,668,276

Gross Assets:
Total Assets	$5,689,162	$5,719,377
Accumulated depreciation	1,546,509	1,400,642
Cash and cash equivalents	(35,328)	(172,953)
Gross Assets	$7,200,343	$6,947,066

Debt to Total Assets Ratio	50%	49%
Net Debt to Gross Assets Ratio	39%	38%

	Three Months Ended September 30,
	2024	2023
EBITDAre and Adjusted EBITDAre:
Net income	$46,650	$56,260
Interest expense, net	32,867	31,208
Income tax (benefit) expense	(124)	372
Depreciation and amortization	42,795	42,432
Loss (gain) on sale of real estate	3,419	(2,550)
Impairment of real estate investments, net	—	20,887
Costs associated with loan refinancing or payoff	337	—
Allocated share of joint venture depreciation	2,581	2,315
Allocated share of joint venture interest expense	2,587	2,164
Impairment charges on joint ventures	12,130	—
EBITDAre	$143,242	$153,088
Transaction costs	175	847
Provision (benefit) for credit losses, net	(770)	(719)
Adjusted EBITDAre (for the quarter)	$142,647	$153,216

Adjusted EBITDAre (annualized) (1)	$570,588	$612,864

Net Debt/Adjusted EBITDAre Ratio	5.0	4.4

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

	September 30, 2024	December 31, 2023
Total assets	$5,689,162	$5,700,885
Operating lease right-of-use assets	(175,451)	(186,628)
Cash and cash equivalents	(35,328)	(78,079)
Restricted cash	(2,992)	(2,902)
Accounts receivable	(79,726)	(63,655)
Add: accumulated depreciation on real estate investments	1,546,509	1,435,683
Add: accumulated amortization on intangible assets (1)	31,545	30,589
Prepaid expenses and other current assets (1)	(37,630)	(22,718)
Total investments	$6,936,089	$6,813,175

Total Investments:
Real estate investments, net of accumulated depreciation	$4,534,450	$4,537,359
Add back accumulated depreciation on real estate investments	1,546,509	1,435,683
Land held for development	20,168	20,168
Property under development	76,913	131,265
Mortgage notes and related accrued interest receivable, net	657,636	569,768
Investment in joint ventures	32,426	49,754
Intangible assets, gross (1)	64,544	65,299
Notes receivable and related accrued interest receivable, net (1)	3,443	3,879
Total investments	$6,936,089	$6,813,175
(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2024	December 31, 2023
Intangible assets, gross	$64,544	$65,299
Less: accumulated amortization on intangible assets	(31,545)	(30,589)
Notes receivable and related accrued interest receivable, net	3,443	3,879
Prepaid expenses and other current assets	37,630	22,718
Total other assets	$74,072	$61,307

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2024, we had a $1.0 billion unsecured revolving credit facility with $169.0 million outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

As of September 30, 2024, we had a 65% investment interest in two unconsolidated real estate joint ventures related to two experiential lodging properties located in St. Pete Beach, Florida. At September 30, 2024, the joint ventures had a secured mortgage loan with an outstanding balance of $105.0 million. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The joint venture includes an interest rate cap agreement to limit the variable portion of the interest rate (SOFR) on this note to 3.5% from June 1, 2024 to December 1, 2024.

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

On September 17, 2024, we entered into six USD-CAD cross-currency swaps that will be effective October 1, 2024 with a total fixed original notional value of $170.0 million CAD and $125.0 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $15.3 million annual CAD denominated cash flows through December 2026.

Additionally, on September 17, 2024, we entered into two USD-CAD cross-currency swaps that will be effective December 1, 2024 with a total fixed original notional value of $90.0 million CAD and $66.2 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $8.1 million annual CAD denominated cash flows through December 2026.

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

Item 4. Controls and Procedures

Evaluation of disclosures controls and procedures
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 30, 2024 otherwise reportable under this Item 5.

Item 6. Exhibits

10.1	Fourth Amended, Restated and Consolidated Credit Agreement, dated as of September 19, 2024, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 23, 2024, is hereby incorporated by reference as Exhibit 10.1.
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	October 31, 2024	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 31, 2024	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)