Form 10-K
period 2024-12-31
EPR PROPERTIES
filed 2025-02-27
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $3,193,189,515.
At February 26, 2025, there were 76,064,543 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. You should carefully review and consider the full discussion of our risk factors in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Set forth below is a summary list of the principal risk factors relating to our business:

•Global economic uncertainty, disruptions in financial markets, and challenging economic conditions;
•Risks associated with the future outbreak of any highly infectious or contagious diseases, such as the COVID-19 pandemic;
•The impact of inflation on our customers and our results of operations;
•Reduction in discretionary spending by consumers;
•Covenants in our debt instruments that limit our ability to take certain actions;
•Adverse changes in our credit ratings;
•Elevated interest rates;
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
i

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
•Our reliance on a limited number of associates, the loss of which could harm operations;
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

Market and Industry Data
This Annual Report on Form 10-K contains market and industry data and forecasts obtained from publicly available information, various industry publications, and other published industry sources. We have not independently verified the information from third party sources and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this Annual Report on Form 10-K.

PART I

Item 1. Business

General

EPR Properties (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a self-administered Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, we have been a leading net lease investor in experiential real estate, venues that create value by facilitating out-of-home leisure and recreation experiences where consumers choose to spend their discretionary time and money. We focus our underwriting of experiential property investments on key industry and property cash flow criteria, as well as the credit metrics of our tenants and customers.

We believe that our position is further supported by the fact that our customers offer popular and affordable entertainment and social outlet options, particularly through our theatres, eat & play and cultural venues. Additionally, we believe we benefit from the regional destinations offered by our experiential lodging, ski, attractions and gaming properties, which are drive-to locations that do not require air travel.

The Company remains focused on future growth targeted in experiential property types. Experiential properties have proven to be an enduring sector of the real estate industry and we believe our strategy of diversified growth, industry relationships and the knowledge of our management team, provides us with a distinct competitive advantage. This strategy aligns with the long-term consumer trends of the growing experiential economy and offers the potential for higher growth, increased diversification and better yields. Our Education portfolio, consisting of early childhood education centers and private schools, continues as a legacy investment and provides additional geographic and property diversity. It is our intention to ultimately dispose of our Education portfolio over time and recycle the proceeds into other experiential investments.

Our theatre customers were more severely impacted by the COVID-19 pandemic and have seen a slower recovery than our non-theatre customers due primarily to changes in the timing of film releases, production delays and experimentation with streaming during this period. Further slowing their recovery, our theatre customers were negatively impacted by labor disputes which caused more production delays. Going forward, we intend to significantly reduce our investments in theatres, thereby increasing the diversity of our experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

The current environment for REITs is marked by both challenges and opportunities. Despite the recent economic uncertainty, REITs have demonstrated resilience. As a triple-net lease REIT, we are generally experiencing heightened risks and uncertainties associated with key macroeconomic factors, including, but not limited to, inflation and interest rate volatility. This environment has created negative pressure in the financial and capital markets resulting in a higher cost of capital. Although we intend to continue to make future investments, we expect to maintain our investment spending at moderate levels in the near-term due to an elevated cost of capital, and near-term investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions and our cost of capital improve.

As of December 31, 2024, our total assets were approximately $5.6 billion (after accumulated depreciation of approximately $1.6 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our investments are generally structured as long-term triple-net leases that require tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments (a non-GAAP financial measure) were approximately $6.9 billion at December 31, 2024. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2024 and 2023. We group our investments into two reportable segments: Experiential and Education. As of December 31, 2024, our Experiential investments comprised $6.4 billion, or 93%, and our Education investments comprised $0.5 billion, or 7%, of our total investments. A more detailed description of the property types included within these segments is provided below.

Although we are primarily a long-term investor, we may sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Experiential

As of December 31, 2024, our Experiential portfolio (excluding property under development, undeveloped land inventory and the three joint venture properties noted below) consisted of the following property types (owned or financed):
•157 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•24 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•22 fitness & wellness properties;
•one gaming property; and
•one cultural property.

We have excluded three experiential lodging properties held in joint ventures from the property count above. One was transferred to our joint venture partner on February 4, 2025. As we have previously disclosed, the remaining two properties sustained significant hurricane damage and we continue to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward, which we expect to result in the eventual removal of the properties from our portfolio, although there can be no assurances as to the outcome of those discussions. Included in the property count are two experiential lodging properties held in unconsolidated joint ventures in which we continue to have interests.

As of December 31, 2024, our wholly-owned Experiential real estate portfolio consisted of approximately 18.8 million square feet, which includes 0.3 million square feet of vacant properties we intend to sell. Our wholly-owned Experiential portfolio, excluding the vacant properties we intend to sell, was 99% leased or operated and included $112.3 million in property under development and $20.2 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. During 2024, production delays created by the 2023 writers' and actors' strikes impacted the theatre industry. Total North American box office revenues for 2024 were down approximately 4% versus 2023. It is anticipated that the strikes will have little to no impact on the movie release schedule going forward. Separately, theatre food and beverage revenues per customer visit have notably increased as compared to 2019, contributing to improved theatre rent coverage levels, which were near pre-COVID levels for 2024 despite the decrease in box office revenue.

During the period in which COVID-19 pandemic-response restrictions were placed on theatre operations, certain studios chose to experiment with hybrid content release strategies in support of their direct-to-consumer streaming services. Results of such various release experiments demonstrated the significant economic and strategic importance of theatrical exhibition and studios have broadly returned to exclusive theatrical releases for a period of approximately 45 days (versus the previous window of approximately 75 days), which is when most of a film's box office revenue is earned.

Two theatre customers remain on a cash-basis for revenue recognition purposes due to the ongoing uncertainty, including American Multi-Cinema, Inc. ("AMC"). We have experienced vacancies at certain theatre properties and have sold many of these properties. The remaining vacant properties are currently in the process of being sold or we are operating these theatres through third-party managers. We will evaluate the best strategy for any vacancies on a property-by-property basis.

The modern megaplex theatre provides a greatly enhanced audio and visual experience for patrons. Additionally, national and local exhibitors have made significant strides to further enhance the customer experience. These enhancements include reserved, luxury seating and expanded food and beverage offerings, such as the addition of alcohol and more efficient point of sale systems. The evolution of the theatre industry over the last 30 years, from the sloped floor theatre to the megaplex stadium theatre to the expanded amenity theatre, demonstrates that exhibitors and their landlords are willing to make investments in their theatres to take the customer experience to the next level.

Movie-going has been a dominant out-of-home entertainment option for decades, with over 1.2 billion tickets sold in North America during 2019 (prior to the pandemic) according to the Motion Picture Association (MPA) 2019 Theme Report. We believe that the evolution in theatres and enhanced customer experience will continue to bring customers back to enjoy film exhibition. While consumers have the option of watching streaming content at home, data has shown that theatre exhibition and streaming options have successfully coexisted. In fact, a survey published by EY (The Relationship Between Movie Theater Attendance and Streaming Behavior - February, 2020) illustrated that the most frequent moviegoers also spend the most time streaming. This is in part likely due to the fact that the majority of content streamed in-home is series-based content.

We intend to significantly reduce our investments in theatres in the future and further diversify our other experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

As of December 31, 2024, our owned theatre properties were leased to 17 different leading theatre operators. A significant portion of our total revenue was from AMC and Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, “Regal”). For the year ended December 31, 2024, approximately $94.4 million, or 13.5%, and $76.4 million, or 10.9%, of the Company's total revenue was from AMC and Regal, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing high-quality food and entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with high-quality food and beverage and a long-lived recreational activity, Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue select opportunities related to golf entertainment complexes. A significant portion of our total revenue was from Topgolf, which totaled approximately $100.8 million, or 14.4%, of the Company's total revenue for the year ended December 31, 2024.

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

Our family entertainment center operators offer a variety of entertainment options including bowling, bocce ball and karting. Andretti Indoor Karting and Games ("Andretti") represents an operator that delivers a unique combination of entertainment options, combining electric go karts with immersive gaming. We have grown our investments with Andretti as they have consistently created highly entertaining and successful offerings. We will continue to seek opportunities for the acquisition, financing or development of family entertainment centers that leverage our expertise in this area.

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

Experiential Lodging
Experiential lodging meets the needs of consumers by providing a convenient, central location that combines high-quality lodging amenities with entertainment, recreation and leisure activities. The appeal of these properties attracts multiple generations at once. By offering more than the standard lodging destination, these properties provide an added incentive as consumers opt for distinctive, curated experiences. Our investments in experiential lodging are structured using triple-net leases and mortgage notes, and we currently operate two properties. We expect to continue to pursue opportunities for investments in experiential lodging.

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

We will continue to seek opportunities for the acquisition, financing or development of other Fitness & Wellness properties that leverage our expertise in this area.

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

As of December 31, 2024, our investment in gaming consisted solely of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple-net lease structures or mortgages.

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

Education

As of December 31, 2024, our Education segment consisted of the following property types (owned or financed):
•59 early childhood education center properties; and
•nine private school properties.

As of December 31, 2024, our wholly-owned Education real estate portfolio consisted of approximately 1.2 million square feet, which includes 13 thousand square feet for a vacant property we intend to sell. Our wholly-owned Education portfolio, excluding the vacant property we intend to sell, was 100% leased.

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

Elevated interest rates, inflation and the challenging economic environment have increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. Accordingly, we intend to be more selective in making investments and acquisitions until such time as economic conditions improve and our cost of capital returns to acceptable levels.

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

Lease Structure
We structure our leasing arrangements to achieve a positive spread between our cost of capital and the rents paid by our tenants. We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant’s gross sales over a predetermined level. In our multi-tenant property leases and some of our theatre leases, we generally require the tenant to pay a common area maintenance (“CAM”) charge to defray its pro rata share of insurance, taxes and maintenance costs.

Mortgage Structure
We structure our mortgages to achieve economics similar to our triple-net lease structure with a positive spread between our cost of capital and the interest paid by our tenants. During each mortgage term and any renewal periods, the notes typically provide for periodic increases in interest and/or participating features based upon a percentage of the tenant’s gross sales over a pre-determined level.

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

We believe our build-to-suit development program is a competitive advantage. First, we believe our strong relationships with our tenants and developers drive new investment opportunities that are often exclusive to us, rather than bid broadly, and with our deep knowledge of their businesses, we believe we are a value-added partner in the underwriting of each new investment. Second, we offer financing from start to finish for a build-to-suit project such that there is no need for a tenant to seek separate construction and permanent financing, which we believe makes us a more attractive partner. Third, we are actively developing strong relationships with tenants in the experiential sector, leading to multiple investments without strict investment portfolio allocations. Finally, multiple investments with the same tenant allows us in most cases to include cross-default provisions in our lease or financing contracts, meaning a default in an obligation to us at one location is a default under all obligations with that tenant.

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

Dispositions
We will consider discretionary property dispositions for reasons such as underperformance, vacancies, opportunistically taking advantage of an above-market offer, reducing exposure related to a certain tenant, property type or geographic area, or creating price awareness of a certain property type.

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

Human Capital

Our strategy is specializing in investments in select enduring experiential properties in the real estate industry, and our people are vital to our success in executing on this strategy. As a human-capital intensive business, the long-term success of our firm depends on our people. Our Senior Vice President, Human Resources and Administration reports directly to our Chief Executive Officer to develop and oversee our human capital management objectives, programs and initiatives. In addition, our Board of Trustees is actively involved in our human capital management in its oversight of our long-term strategy and through its Compensation and Human Capital Committee and engagement with management. Our management regularly reports to the Compensation and Human Capital Committee regarding management's human capital objectives, programs and initiatives.

Our key human capital objectives are to attract, retain and develop the highest quality talent to ensure that we have the right talent, in the right place, at the right time. To achieve these objectives, our human capital programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support associates through competitive pay, benefits, and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing workforce; and evolve and invest in technology, tools, and resources to enable associates at work. As of December 31, 2024, we had 55 full-time associates.

Examples of key programs and initiatives that are focused to attract, develop and retain our workforce include:

•Associate Engagement. We use Gallup to measure associate engagement through a survey administered annually. By focusing on engagement, we gather valuable information needed to engage and retain the most talented associates.

•Development. We provide opportunities for our associates to learn and thrive as professionals, including educational reimbursement, mentorship, executive coaching and ongoing professional development. Annually, EPR hosts leadership development sessions for all levels of our organization.

•Culture. We strive to build a dedicated and engaged workforce by nurturing a culture that promotes innovation and teamwork. We work to ensure our culture is evolving and inclusive and believe in building teams with a mix of backgrounds and experiences that reflect the life experiences of our customers and the ultimate consumers of our customers’ services.

•Compensation and Benefits. Our benefits include competitive base pay, performance-based restricted stock awards and a 401(k) with a robust company match. We support our associates’ physical and mental health through paid parental leave, industry-leading health care benefits, unlimited sick leave, flexible paid time off and associate assistance programs. In addition, we offer yearly wellness reimbursements, an on-site fitness center and fully stocked kitchens.

•Community & Social Impact. Giving back is one of our core values. We demonstrate this through our charitable giving program, EPR Impact, a key cornerstone of our social responsibility. Through a number of associates actively engaged in nonprofits and our commitment to donating to and sponsoring charitable causes and events, we are fortunate to partner with amazing organizations both locally and nationally. As a benefit to associates, EPR Impact’s annual budget includes a pool of funds to support associate-directed contributions to nonprofit organizations where an associate is personally involved. Additionally, EPR will match associate contributions annually up to a given amount for contributions from their personal funds to nonprofit organizations that meet the criteria of the program.

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

Risks That May Impact Our Financial Condition or Performance

Global economic uncertainty, disruptions in the financial markets, inflation, and the challenging economic environment may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There continues to be a high level of global economic challenges and uncertainty, including uncertainty regarding interest rates, inflationary pressures, geopolitical conflicts and political changes in the U.S. and abroad, all of which have contributed to volatility in the global financial markets and contributed to negative performance of the real estate sector. REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, higher cost of capital, lasting impacts of high inflation and other risks and uncertainties associated with the current economic environment. Our business has been more acutely affected by these risks.

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

Although we intend to continue making future investments, we expect that our levels of investment spending will be reduced in the near term due to elevated costs of capital, and near-term investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to be more selective in making future investments and acquisitions until such time as economic conditions and our cost of capital improve.

The future outbreak of any highly infectious or contagious diseases, such as the COVID-19 pandemic, could materially and adversely impact or cause disruption to, our performance, financial condition, results of operations and cash flows.
We cannot predict the degree to which the effects of any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect our business, financial conditions and results of operations. The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties given that such properties involve congregate social activity and discretionary consumer spending.

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

Additionally, a portion of our leases are not triple-net leases, which exposes us to the risk of potential common area maintenance expense slippage that occurs when the actual cost of taxes, insurance and maintenance at the property exceeds the reimbursements paid by tenants. To the extent any of these leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants, which could adversely impact our financial condition and our results of our operations.

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

We rely on debt financing, including borrowings under our unsecured revolving credit facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. We are also currently experiencing elevated costs of capital, which negatively impacts our ability to make investments in the near term. The ultimate extent to which the current challenging economic environment impacts our ability to comply with existing financial covenants and obtain financing will depend on future developments, which, as discussed above, are highly uncertain and cannot be predicted with confidence.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms and costs of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings. In the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, downgrades in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and future debt instruments.

Elevated interest rates and future increases will likely increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and limit our investment activities.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. The U.S. Federal Reserve raised the benchmark interest rate significantly since 2022. Although the benchmark interest rate was decreased in the second half of 2024, there can be no assurances that the rate will not increase in the future. Increases in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs and our ability to make new investments on favorable terms or at all. Rising interest rates, or the continuation of elevated rates into the future, could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, higher interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio efficiently in response to changes in economic or other conditions.

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

A tenant becoming bankrupt or insolvent could diminish or eliminate the income we expect from that tenant's leases. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could promptly recover the premises from the tenant or from a trustee or debtor-in-possession in a bankruptcy proceeding relating to the tenant. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would take a charge against earnings for any accrued straight-line rent receivable related to the leases. We have experienced material customer bankruptcies in the past. Specifically, in 2022, Regal filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of its bankruptcy filing, Regal leased 57 theatres from us pursuant to two master leases and 28 single property leases. As a result of the resolution of this bankruptcy in 2023, we entered into a new master lease with Regal for 41 properties, took back 16 properties and agreed to hold a significant amount of deferred rent owed by Regal in abeyance with a remaining portion discharged in bankruptcy. There can be no assurances that our tenants will not become bankrupt or insolvent in the future.

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

Our other experiential customers are exposed to the risk of adverse economic conditions that can affect experiential activities. Eat & play, ski, attraction, experiential lodging, gaming, fitness & wellness and cultural properties are discretionary activities that can entail a relatively high cost of participation and may be adversely affected by an economic slowdown or recession. Economic conditions, including elevated interest rates and inflation, high unemployment and erosion of consumer confidence, may potentially have negative effects on our customers and on their results of operations. We cannot predict what impact these uncertainties may have on overall guest visitation, guest spending or other related trends and the ultimate impact it will have on our customers’ operations and, in turn, their ability to perform under their respective leases or mortgages.

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
Topgolf, AMC and Regal represent a significant portion of our total revenue. For the year ended December 31, 2024, total revenues of approximately $100.8 million or 14.4% were from Topgolf, approximately $94.4 million or 13.5% were from AMC and approximately $76.4 million or 10.9% were from Regal. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions or financing arrangements with a number of other tenants or borrowers. If for any reason AMC, Topgolf and/or Regal failed to perform under their lease or mortgage obligations for a significant period of time, or under any modified lease or mortgage obligations, we could be required to reduce or suspend our shareholder dividends or share repurchases and may not have sufficient funds to support operations or service our debt until substitute customers are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality customers on acceptable terms.

Properties we develop may not achieve sufficient operating results within expected timeframes and therefore the tenant or borrowers may not be able to pay their agreed upon rent or interest, and managed properties may not be able to operate profitably, which could adversely affect our financial results.
A portion of our investments include build-to-suit projects. When construction is completed, these projects may require some period of time to achieve targeted operating results. For properties leased or financed, we may provide our tenants or borrowers with lease or financing terms that are more favorable to them during this timeframe. Tenants and borrowers that fail to achieve targeted operating results within expected timeframes may be unable to pay their obligations pursuant to the agreed upon lease or financing terms or at all. If we are required to restructure lease or financing terms or take other action with respect to the applicable property, our financial results may be impacted by lower revenues, recording an impairment or provision for loan loss or writing off rental or interest amounts. Additionally, if we have entered into a management agreement to operate a property we have developed, the project may not be able to achieve targeted operating results, which may impact our financial results by lowering income or recording an impairment loss.

We have entered into management agreements to operate certain of our properties and we could be adversely affected if such managers do not manage these properties successfully.
To maintain our status as a REIT, we are generally not permitted to directly operate our properties. As a result, from time to time, we enter into management agreements with third-party managers to operate certain properties. This practice has been most frequent with our experiential lodging properties. However, we also manage a limited number of theatres formerly operated by our tenants and may manage a greater number in the future if customer defaults or bankruptcies result in our taking back properties. For managed properties, our ability to direct and control how our properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our participation in operating decisions relating to these properties is generally limited to certain matters. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, or that the replacement manager will manage our property successfully. A failure by our third-party managers to successfully manage our properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2024, we had total debt outstanding of approximately $2.9 billion. Our indebtedness could have important consequences, such as:

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
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these dividends in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our customers are engaged and the performance of real estate investment trusts generally, all of which have been negatively impacted by generally challenging and uncertain economic conditions. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately.

Our real estate investments are concentrated in experiential real estate properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance experiential real estate properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. Megaplex theatre properties depend on regular production and availability of motion pictures, which were severely disrupted during the COVID-19 pandemic and by the Writers Guild of America and Screen Actors Guild strikes in 2023. As a result, we are subject to more risk associated with megaplex theatres than if we had more diversified investments.

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.
If we fail to qualify as a REIT for U.S. federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control, including requirements relating to the sources of our gross income. Accordingly, we cannot provide any assurance that we have always qualified and will remain qualified as a REIT in the future. Even a technical or inadvertent violation could jeopardize our REIT qualification. Rents received or accrued by us from our tenants may not be treated as qualifying income for purposes of these requirements if the leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures or some other type of arrangement. If some or all of our leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and are not otherwise treated as generating qualifying REIT income, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.

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
We lease some of our experiential lodging properties to our TRSs pursuant to arrangements that, under the Internal Revenue Code, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on an arm's length basis so that we and our TRSs will not be subject to penalty taxes under the Internal Revenue Code applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.

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

We have a limited number of associates and loss of personnel could harm our operations and adversely affect the value of our shares.
We had 55 full-time associates as of December 31, 2024 and, therefore, the impact we may feel from the loss of an associate may be greater than the impact such a loss would have on a larger organization. We are particularly dependent on the efforts of our senior leadership team. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

We are subject to risks associated with the employment of personnel by managers of certain of our properties.
Managers of certain of our properties are responsible for hiring and maintaining the labor force at each of these properties. Although we do not directly employ or manage associates at these properties, we are subject to many of the costs and risks associated with such labor force, including but not limited to risks associated with that certain union contract binding the manager of our Kartrite Resort and Indoor Waterpark and overall labor shortages. From time to time, the operations of our properties that are managed by third parties may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules.

We may in the future have greater dependence upon the gaming industry and may be susceptible to the risks associated with it, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As a landlord of gaming facilities or secured creditor to gaming operators, we may be impacted by the risks associated with the gaming industry. Therefore, so long as we make investments in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, such as public health crises, labor shortages, travel restrictions, supply chain disruptions and generally challenging and uncertain economic conditions. A component of the rent under our gaming facility lease agreements may be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and any decline in the operating results of our gaming tenants could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet lotteries and other internet wagering gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Competition in the gaming industry is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, internet gaming and legislative changes. As competing properties and new markets are opened, we may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, higher interest rates, high inflation, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows.

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

In many jurisdictions, gaming laws can require certain of our shareholders to file an application, be investigated, and qualify or have their suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Gaming authorities may conduct investigations into the conduct or associations of our trustees, officers, key associates or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:

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

We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These risks are further heightened by factors such as developments in artificial intelligence, increased remote working and geopolitical turmoil. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including the increase in remote access and operations due to reshaping traditional working dynamics. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock. We may also incur losses in connection with security breaches that exceed coverage limits under our cyber insurance policies. Our service providers, tenants, managers of our properties and other customers and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

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
•natural disasters, such as earthquakes, hurricanes, wildfires and floods, which could exceed the aggregate limits of insurance coverage;
•impacts of climate change;
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
Our leases with tenants, financing arrangements with borrowers and agreements with managers of our properties require the customers and managers to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties, as applicable. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, we are exposed to risks that the insurance coverage levels required under our leases with tenants, financing arrangements with borrowers and agreements with managers of our properties may increase in cost significantly or be inadequate, and these risks may be increased as we expand our portfolio into experiential properties that may present more risk of loss as compared to properties in our existing portfolio. In addition, there are some types of losses, such as pandemics, catastrophic acts of nature, acts of war or riots, for which we, our customers or managers of our properties cannot obtain insurance at an acceptable cost or at all. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. In addition, the cost of insurance protection against terrorist acts has risen dramatically over the years. There can be no assurance our customers or managers of our properties will be able to obtain terrorism insurance coverage, as applicable, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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
•our joint venture partners may default on their obligations, which could necessitate that we fulfill their obligations ourselves or forfeit our interest in the ventures;
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

If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture or to forfeit our interest in the venture. However, we cannot ensure that the price we would have to pay or the timing of the acquisition would be favorable to us. If we are invested in a joint venture in which control over significant decisions is shared, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we have commitments to, or on behalf of, or are dependent on, any such "off-balance sheet" arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those commitments or off-balance sheet arrangements.

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

Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential common area maintenance expense slippage, which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the common area maintenance fees paid by tenants.

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
We are exposed to potential physical risks from possible future changes in climate. We have significant investments in coastal markets, some of which may be targeted for future growth. Those coastal markets have historically experienced severe weather events, such as severe storms and prolonged drought, as well as other natural catastrophes such as wildfires and floods. If the frequency of extreme weather and other natural events increases due to climate change, our exposure to these events could increase. We may also be adversely impacted as a real estate owner, operator and developer in the future by stricter energy and water efficiency standards, water access for our properties or greenhouse gas regulations. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of energy and building materials.

Compliance with new laws or regulations and investor expectations relating to climate change and climate change disclosure, including compliance with securities law disclosure requirements, voluntary compliance with independent rating systems and “green” building codes, may require us or our customers to make improvements to our existing properties or result in increased operating costs, thereby impacting the financial condition of our customers and their ability to meet their lease or debt obligations. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our customers and investors may be damaged and we may incur fines or penalties.

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
Our properties in Canada and future investments in other international markets we may enter are subject to the risks normally associated with international operations. The value of our current international portfolio and any other properties we purchase in non-U.S. jurisdictions may be affected by factors specific to the laws and business practices of such jurisdictions. The laws and business practices of foreign jurisdictions may expose us to risks that are different from and in addition to those commonly found in the United States, including, but not limited to, the following: (i) the burden of complying with non-U.S. laws including land use and zoning laws or more stringent environmental laws; (ii) existing or new laws relating to the foreign ownership of real property and laws restricting our ability to repatriate earnings and cash into the United States; (iii) the potential for expropriation; (iv) adverse effects of changes in the exchange rate between U.S. dollars and foreign currencies in which revenue is generated at our properties outside the United States; (v) imposition of adverse or confiscatory taxes, changes in real estate and other tax rates or laws and changes in other operating expenses in such foreign jurisdictions; (vi) possible challenges to the anticipated tax treatment of our revenue and our properties; (vii) the potential difficulty of enforcing rights and obligations in other countries; and (viii) our more limited experience and expertise in foreign countries relative to our experience and expertise in the United States. Non-U.S. real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in real estate values or markets or the economy as a whole of non-U.S. jurisdictions we enter, which may adversely affect our international investments.

There are risks in owning or financing properties for which the tenants', borrowers', or our operations may be impacted by weather conditions, climate change and natural disasters.
Severe weather events, such as severe storms and prolonged drought, as well as other natural catastrophes such as wildfires and floods may interrupt the operations of an operator, damage our properties, reduce the number of guests who visit the properties in affected areas or negatively impact an operator's revenue and profitability. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair and recoup lost profits. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability of our operators to attract visitors to our experiential lodging properties is also influenced by the aesthetics and natural beauty of the outdoor environment where these resorts are located. Severe weather events, such as severe storms and prolonged drought, as well as other natural catastrophes such as wildfires and floods could negatively impact the natural beauty of our resort properties and have a long-term negative impact on an operator's overall guest visitation as it could take several years for the environment to recover.

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
•we may encounter difficulties and incur substantial expenses in integrating acquired properties into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and associates and therefore divert their attention from other aspects of our business;
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
•we may face litigation or other claims in connection with, or as a result of, acquisitions, including claims from terminated associates, tenants, former stockholders or other third parties;
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
Our dividend policy is determined by our Board of Trustees. Our ability to pay dividends on our common shares or to pay dividends on our preferred shares at their stated rates depends on a number of factors, including our liquidity, our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. Although we currently intend to pay dividends in future periods, there can be no assurances that we will maintain or increase any future common share dividend rate, and the market price of our common shares and possibly our preferred shares could be adversely affected if we fail to maintain or increase such rate. Furthermore, if the Board of Trustees decides to pay dividends on our common shares partially or substantially all in common shares, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.

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
The stock market has experienced extreme price and volume fluctuations in recent years. Such volatility has affected the market price of the common equity of many companies, including companies in industries similar or related to ours. These broad market fluctuations could reduce the market price of our shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalization. Either of these factors could lead to a material decline in the market price of our shares.

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
•provisions in loan or joint venture agreements putting the Company in default upon a change in control; and
•provisions of our compensation arrangements with our associates calling for severance compensation and vesting of equity compensation upon termination of employment upon a change in control or certain events of the associates' termination of service.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2024, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4316 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $57.92 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2024, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4831 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.75 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 1C. Cybersecurity
The Company's Board of Trustees recognizes the critical importance of maintaining the trust and confidence of the Company's customers, business partners, associates and other stakeholders. The Board, in coordination with the Audit Committee, is actively involved in the oversight of the Company's risk management program, and cybersecurity represents an important component of the Company's overall approach to enterprise risk management ("ERM"). The Company's cyber risk management program is fully integrated into the Company's broader ERM program and includes cybersecurity policies, standards, processes and practices that are based on recognized frameworks and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, company-wide cyber risk program that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

In addition, the Company conducts frequent security awareness trainings for all associates, utilizes malware, antivirus, and spyware protections and has other protections in place for its network and users. The Company maintains robust end user and administrative user policies governing the use of Company technology. The Company also maintains cyber liability insurance coverage and performs regular vulnerability and penetration assessments.

The Company's Vice President of Information Systems has been with the Company for over 19 years and has overseen the Company's information systems, including its cyber risk management program, for the last six years. He is a member of the Global Information Assurance Certification Advisory ("GIAC") Board and has received various GIAC certifications in the areas of information security governance and technical controls focused on protecting, detecting and responding to cybersecurity issues. The Company's Chief Financial Officer has over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including the Company's business strategy, results of operations or financial condition.

Item 2. Properties

As of December 31, 2024, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our wholly-owned properties (excluding properties under development, land held for development, properties owned by unconsolidated real estate joint ventures and properties securing our mortgage notes) listed by segment and property type, gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2024 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, the tenants are generally responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased (5)	Rental Revenue for the Year Ended December 31, 2024	% of Company's Rental Revenue
Experiential
Theatres (1)	157	10,994,761	100.0%	$237,034	40.5%
Eat & Play (2)	53	5,081,986	96.0%	172,856	29.5%
Attractions (3)	22	1,001,169	100.0%	69,254	11.8%
Ski	3	330,508	100.0%	25,217	4.3%
Experiential Lodging	1	276,210	100.0%	2,743	0.5%
Fitness & Wellness	8	631,920	100.0%	21,534	3.7%
Gaming (4)	1	—	100.0%	12,993	2.2%
Cultural	1	457,093	100.0%	5,679	1.0%
Total Experiential	246	18,773,647	98.9%	$547,310	93.5%
Education
Early Childhood Education Centers	57	963,102	100.0%	$27,358	4.7%
Private Schools	9	292,362	100.0%	10,499	1.8%
Total Education	66	1,255,464	100.0%	$37,857	6.5%

Total	312	20,029,111	99.0%	$585,167	100.0%

(1) Includes six properties operated by EPR through third-party managers. Revenue for these properties is included in other income in the consolidated statements of income and comprehensive income.
(2) Includes seven theatres located in entertainment districts.
(3) Includes one property operated by EPR through a third-party manager. Revenue for this property is included in other income in the consolidated statements of income and comprehensive income.
(4) Represents land under ground lease to a casino operator.
(5) Excludes properties we intend to sell.

The following table sets forth lease expirations regarding EPR’s wholly-owned portfolio as of December 31, 2024 excluding properties we operate, non-theatre tenant leases at entertainment districts and experiential lodging properties operated through a traditional REIT lodging structure (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2024	% of Company's Rental Revenue
2025	1	39,240	$653	0.1%
2026	2	39,289	2,412	0.4%
2027	4	314,699	21,065	3.6%
2028	9	604,771	14,905	2.5%
2029	14	812,144	21,720	3.7%
2030	19	1,391,775	32,043	5.5%
2031	4	354,930	7,382	1.3%
2032	8	460,708	12,236	2.1%
2033	7	320,563	10,409	1.8%
2034	36	2,313,989	65,859	11.3%
2035	29	2,435,642	75,265	12.9%
2036	40	2,698,769	73,313	12.5%
2037	29	1,631,637	61,970	10.6%
2038	41	2,241,304	63,443	10.8%
2039	9	202,336	6,511	1.1%
2040	4	209,680	10,235	1.7%
2041	30	805,130	18,608	3.2%
2042	4	466,958	17,597	3.0%
2043	7	123,497	20,529	3.5%
2044	2	279,281	10,972	1.9%
Thereafter	1	19,000	1,048	0.2%
	300	17,765,342	$548,175	93.7%

Our wholly-owned properties (excluding properties under development, land held for development, properties owned by unconsolidated real estate joint ventures and properties securing our mortgage notes) are located in 40 states and the Canadian provinces of Ontario and Quebec. The following table sets forth certain information by state or province regarding our owned real estate portfolio as of December 31, 2024 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2024	% of Rental Revenue
Texas	2,810,267	$76,093	13.0%
California	1,753,099	79,659	13.6%
Florida	1,286,099	41,789	7.1%
Ontario, Canada	1,204,639	36,110	6.2%
Pennsylvania	954,660	33,894	5.8%
Illinois	831,355	20,959	3.6%
Ohio	753,055	13,551	2.3%
New York	682,200	40,622	7.0%
Tennessee	680,570	17,581	3.0%
Colorado	634,674	19,839	3.4%
North Carolina	631,137	20,649	3.5%
Virginia	618,659	16,168	2.8%
Louisiana	591,272	14,686	2.5%
Michigan	521,631	8,958	1.5%
Georgia	516,315	13,232	2.3%
Missouri	490,330	6,065	1.0%
Kansas	482,359	11,845	2.0%
Arizona	465,755	13,751	2.4%
Quebec, Canada	399,437	9,306	1.6%
New Jersey	392,930	8,053	1.4%
Kentucky	365,971	6,619	1.1%
South Carolina	349,388	11,233	1.9%
Indiana	345,941	7,624	1.3%
Alabama	323,972	5,935	1.0%
Oregon	201,532	3,686	0.6%
Connecticut	185,074	4,371	0.8%
Minnesota	181,764	6,067	1.0%
Idaho	179,036	3,789	0.7%
Maryland	177,856	2,160	0.4%
Arkansas	165,219	4,148	0.7%
Mississippi	116,900	3,781	0.7%
Massachusetts	111,166	1,020	0.2%
Maine	107,000	1,083	0.2%
New Hampshire	97,400	1,284	0.2%
Iowa	93,755	1,402	0.2%
Oklahoma	90,737	6,689	1.1%
New Mexico	71,297	2,542	0.4%
Nevada	50,426	1,650	0.3%
Washington	47,004	3,123	0.5%
Montana	44,650	1,092	0.2%
Wisconsin	22,580	432	0.1%
Hawaii	—	2,544	0.4%
Nebraska (1)	—	83	—%
	20,029,111	$585,167	100.0%

(1) Property sold during the year ended December 31, 2021 and tenant continues to pay deferred rent to EPR.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2025 annual rent of approximately $958 thousand and is scheduled to expire on September 30, 2026, with two separate five-year extension options available.

Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rental payments for 2025 of approximately $503.8 million (not including the impact of rent deferrals, ground lease payments for leases in which we are a sublessor, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have remaining terms ranging from one year to 25 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Additionally, we are lessee in 51 operating ground leases as of December 31, 2024. Our tenants are generally sub-tenants under these ground leases and are responsible for paying rent under these agreements. Our sub-lessor operating ground leases provide for aggregate annual minimum rental payments for 2025 of approximately $26.3 million. Our ground leases have remaining terms ranging from one year to 42 years, most of which include one or more options to renew.

Property Acquisitions and Developments in 2024
Our property acquisitions and developments in 2024 consisted of spending on experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, was approximately 64% in 2024. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers, and we expect to continue to pursue these opportunities.

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

During the year ended December 31, 2024, the Company did not sell any unregistered equity securities.

On February 26, 2025, there were approximately 5,503 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2024, the Company did not repurchase any of its equity securities.

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

Share Performance Graph
The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2024, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Performance
(Assumes $100 investment on 12/31/2019)
EPR Properties
MSCI U.S. REIT Index
Russell 1000 Index
Index Value
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Total Return Analysis
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
EPR Properties	$100.00	$47.91	$72.15	$61.61	$85.53	$84.46
MSCI U.S. REIT Index	$100.00	$92.43	$132.23	$99.82	$113.54	$123.47
Russell 1000 Index	$100.00	$120.96	$152.96	$123.71	$156.53	$194.89
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

A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is incorporated herein by reference and can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

As of December 31, 2024, our total assets were approximately $5.6 billion (after accumulated depreciation of approximately $1.6 billion) with properties located in 44 states and the provinces of Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.9 billion as of December 31, 2024. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2024 and 2023. We group our investments into two reportable segments, Experiential and Education. As of December 31, 2024, our Experiential investments comprised $6.4 billion, or 93%, and our Education investments comprised $0.5 billion, or 7%, of our total investments.

As of December 31, 2024, our Experiential portfolio (excluding property under development, undeveloped land inventory and the three joint venture properties noted below) consisted of the following property types (owned or financed):
•157 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•24 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•22 fitness & wellness properties;
•one gaming property; and
•one cultural property.

We have excluded three experiential lodging properties held in joint ventures from the property count above. One was transferred to our joint venture partner on February 4, 2025, as discussed below in "Recent Developments". As we have previously disclosed, the remaining two properties sustained significant hurricane damage and we continue to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward, which we expect to result in the eventual removal of the properties from our portfolio, although there can be no assurances as to the outcome of those discussions. Included in the property count are two experiential lodging properties held in unconsolidated joint ventures in which we continue to have interests.

As of December 31, 2024, our wholly-owned Experiential real estate portfolio consisted of approximately 18.8 million square feet, which includes 0.3 million square feet of vacant properties we intend to sell. The wholly-owned Experiential portfolio, excluding the vacant properties we intend to sell, was 99% leased or operated and included $112.3 million in property under development and $20.2 million in undeveloped land inventory.

As of December 31, 2024, our Education portfolio consisted of the following property types (owned or financed):
•59 early childhood education center properties; and
•nine private school properties.

As of December 31, 2024, our wholly-owned Education real estate portfolio consisted of approximately 1.2 million square feet, which includes 13 thousand square feet for a vacant property we intend to sell. The wholly-owned Education portfolio, excluding the vacant property we intend to sell, was 100% leased.

The combined wholly-owned portfolio consisted of 19.7 million square feet and was 99% leased or operated excluding the 0.3 million square feet of vacant properties we intend to sell.

Challenging Economic Environment
As a triple-net lease REIT, we are generally experiencing heightened risks and uncertainties associated with key macroeconomic factors including inflation and interest rate volatility. This environment has created negative pressure in the financial and capital markets resulting in a higher cost of capital. Although we intend to continue making future investments, we expect to maintain our investment spending at moderate levels in the near-term due to an elevated cost of capital, and near-term investments will be funded primarily from cash on hand, excess cash flow, disposition proceeds and borrowing availability under our unsecured revolving credit facility, subject to maintaining our leverage levels consistent with past practice. As a result, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves.

As of December 31, 2024, as a result of the COVID-19 pandemic, we continue to recognize revenue on a cash basis for AMC and two other tenants, one of which has deferred rent from this period that is not booked as a receivable of approximately $11.5 million. We collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. During the years ended December 31, 2024 and 2023, we collected $0.6 million and $36.4 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the years ended December 31, 2024 and 2023 (dollars in millions, except per share information):

	Year ended December 31,
	2024	2023	Change
Total revenue	$698.1	$705.7	(1)%
Net income available to common shareholders per diluted share	1.60	1.97	(19)%
FFOAA per diluted share	4.87	5.18	(6)%

The major factors impacting our results for the year ended December 31, 2024, as compared to the year ended December 31, 2023 were as follows:
•The decrease in rental revenue due to a comprehensive restructuring agreement with Regal and higher deferred rental payments from cash basis tenants received in 2023;
•The effect of property acquisitions and dispositions that occurred in 2024 and 2023;
•The increase in other income and other expense related to operating additional properties;
•The decrease in impairment charges and general and administrative expense;
•The increase in equity in loss from joint ventures, impairment charges on joint ventures and provision for credit losses; and
•The recognition of higher net gain on sale of real estate in 2024 versus the recognition of net loss on sale of real estate in 2023.

For further details on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Applying these assumptions requires exercising judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our real estate investments. These impairment estimates may have a direct impact on our consolidated financial statements. We assess the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist, which include, but are not limited to, under-performance relative to projected future operating results, change in the time period we expect to hold the property, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by completing the undiscounted cash flow test, which compares the carrying amount of the real estate investment to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, we will record a loss for the amount by which the carrying value of the asset exceeds its estimated fair value.

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

Collectability of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectability of our receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant, property level metrics, current economic conditions and changes in customer payment terms. We suspend revenue recognition when the collectability of amounts due is deemed no longer probable and record a direct write-off of the receivable to revenue.

To determine if the collection of lease receivables is probable, we review our tenants' financial condition, including estimates of their expected future operating results, which are subjective. The tenant's current and estimated future operating results, the tenant's ability to obtain additional financing, as well as the ability and intention to pay lease receivables can vary based on economic conditions and industry specific factors. If economic conditions or the tenant's financial condition or results decline, the anticipated collection of outstanding lease receivables may not be probable and could result in the suspension of revenue recognition and the write-off of the lease receivable.

Collectability of Mortgage and Notes Receivables
Our mortgage and notes receivables consist of loans originated by us and the related accrued and unpaid interest income. We regularly evaluate the collectability of our receivables by considering such factors as the credit quality of our borrowers, historical trends of the borrower, our historical loss experience, current portfolio, market and economic conditions and changes in borrower payment terms. We estimate our current expected credit losses on a loan-by-loan basis using a forward-looking commercial real estate forecasting tool. We record provision (benefit) for credit losses, net and reduce our mortgage note and note receivables balances by the allowance for credit losses on a quarterly basis in accordance with ASC 326. In the event we have a past due mortgage note or note receivable and we determine it is collateral dependent, we measure expected credit losses based on the fair value of the collateral. If foreclosure is deemed probable, and we expect to sell rather than operate the collateral, we adjust the fair value of the collateral for the estimated costs to sell.

The significant assumptions used in the forecasting tool to estimate our current expected credit losses include loan level assumptions such as loan to value ratio and debt service coverage ratio, as well as market level assumptions such as unemployment rates, interest rates and real estate price indices. Changes in these assumptions could materially impact the allowance for credit losses. If economic conditions or the borrower's financial condition declines, this could result in additional provision (benefit) for credit losses, net, the suspension of interest income recognition or the write-off of the receivables.

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

Recent Developments

Investment Spending
Our investment spending during the years ended December 31, 2024 and 2023 totaled $263.9 million and $269.4 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2024
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	42,254	30,058	1,118	—	11,078	—
Attractions	78,025	—	164	33,437	44,424	—
Ski	2,018	—	—	—	2,018	—
Experiential Lodging	9,411	—	—	—	—	9,411
Fitness & Wellness	129,710	24,080	48,412	—	57,218	—
Cultural	2,132	—	2,132	—	—	—
Total Experiential	263,920	54,138	52,196	33,437	114,738	9,411

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$263,920	$54,138	$52,196	$33,437	$114,738	$9,411

For the Year Ended December 31, 2023
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$5,182	$—	$5,182	$—	$—	$—
Eat & Play	24,048	20,750	2,192	—	1,106	—
Attractions	28,384	—	3,669	—	24,715	—
Ski	5,324	—	—	—	5,324	—
Experiential Lodging	16,034	—	—	—	—	16,034
Fitness & Wellness	184,370	45,632	3,286	53,144	82,308	—
Cultural	6,086	—	6,086	—	—	—
Total Experiential	269,428	66,382	20,415	53,144	113,453	16,034

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$269,428	$66,382	$20,415	$53,144	$113,453	$16,034

The above amounts include $3.5 million and $3.6 million in capitalized interest for the years ended December 31, 2024 and 2023, respectively, and $0.2 million in capitalized other general and administrative direct project costs for both the years ended December 31, 2024 and 2023. Excluded from the table above are $7.3 million and $12.4 million of maintenance capital expenditures and other spending for the years ended December 31, 2024 and 2023, respectively.

Dispositions
During the year ended December 31, 2024, we completed the sales of two leased cultural properties, eight vacant theatre properties, one leased theatre property and two vacant early childhood education centers for net proceeds totaling $74.4 million. In connection with these sales, we recognized a net gain on sale totaling $16.1 million.

Impairment Charges and Credit Loss
During the year ended December 31, 2024, we reassessed the holding period of one vacant theatre property, two theatre properties currently operated through a third-party management agreement and two leased theatre properties. We determined that the sum of the undiscounted cash flows did not exceed the carrying value of the theatre properties and estimated the fair value of the real estate investments of these properties using an independent appraisal and purchase offers. Accordingly, we recognized impairment charges totaling $51.8 million for the year ended December 31, 2024 related to these properties.

During the year ended December 31, 2024, two experiential lodging properties located in St. Pete Beach, Florida, in which we hold unconsolidated equity investments through two joint ventures, were significantly damaged by two weather events. On September 26, 2024, Hurricane Helene made landfall on St. Pete Beach as a Category 3 storm and damaged the experiential lodging properties. On October 9, 2024, further damage was caused by Hurricane Milton. The properties will remain closed as the joint ventures continue to assess and repair damage and we do not anticipate that the properties will re-open until well into 2025. We are working in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward, which we expect will result in the eventual removal of both experiential properties from our portfolio. Accordingly, we determined that our investment in these joint ventures had no fair value and was not recoverable, and during the year ended December 31, 2024, recognized $12.1 million in other-than-temporary impairment charges on joint ventures related to these equity investments. There can be no assurance as to the ultimate outcome of our negotiations to exit from these joint ventures.

In addition, we made the decision during the fourth quarter of 2024 to exit our unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana, and entered into good faith negotiations with our joint venture partners and the non-recourse debt provider to identify a path forward to remove the experiential lodging property from our portfolio. The RV property has underperformed expectations and would have required ongoing capital infusion to service the non-recourse debt and property operations. We finalized our exit from the investment on February 4, 2025. Accordingly, during the fourth quarter of 2024, we determined that our investment was not recoverable and recognized a $16.1 million impairment charge to fully write-off our carrying value of this equity investment. We also received $1.0 million in exchange for the sale of our remaining subordinated mortgage note receivable on the property. Accordingly, during the fourth quarter of 2024, we recognized $10.3 million as provision for credit loss.

Retirement and Severance Expense
On March 1, 2024, our Executive Vice President, General Counsel and Secretary, Craig Evans, retired. Details of Mr. Evans' retirement are included in the previously disclosed Retirement and Release Agreement entered into between us and Mr. Evans. The role of General Counsel and Secretary was assumed by Paul Turvey upon Mr. Evans' retirement. For the three months ended March 31, 2024, we recorded retirement and severance expense related to Mr. Evans' retirement, as well as the departure of another associate, totaling $1.8 million, which included cash payments totaling $0.2 million and accelerated vesting of nonvested shares totaling $1.6 million.

Capital Markets Activities
On August 22, 2024, we repaid our $136.6 million Series A unsecured private placement notes due 2024, using funds available on our $1.0 billion senior unsecured revolving credit facility.

During the year ended December 31, 2024, we entered into a Fourth Amended, Restated and Consolidated Credit Agreement (the "Amended Credit Agreement"). See discussion below in Liquidity and Capital Resources and Note 9 to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023
Minimum rent (1)	$530,664	$570,549	$(39,885)
Percentage rent (2)	14,540	12,192	2,348
Straight-line rent (3)	17,327	10,591	6,736
Tenant reimbursements	20,758	21,285	(527)
Other rental revenue	1,878	1,522	356
Total Rental Revenue	$585,167	$616,139	$(30,972)

Other income (4)	57,071	45,947	11,124
Mortgage and other financing income (5)	55,830	43,582	12,248
Total revenue	$698,068	$705,668	$(7,600)

(1) For the year ended December 31, 2024 compared to the year ended December 31, 2023, the decrease in minimum rent resulted from a decrease of $11.5 million related to the comprehensive restructuring agreement with Regal entered into on June 27, 2023, a $33.3 million decrease in deferred rental repayments from cash basis tenants, a $6.9 million decrease from property dispositions, a $3.4 million decrease from lease termination fees recognized during the year ended December 31, 2023 and a $0.2 million decrease from vacant properties. This decrease was partially offset by an increase in rental revenue of $9.4 million related to property acquisitions and developments completed in 2024 and 2023 and an increase in rental revenue on existing properties of $6.0 million.

During the year ended December 31, 2024, we renewed 11 lease agreements on approximately 295 thousand square feet and experienced a decrease of approximately 0.5% in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent (i.e., amounts above base rent) for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due primarily to higher percentage rent recognized from two of our theatre tenants and was offset by lower percentage rent recognized in 2024 related to two cultural properties that were sold early in the year.

(3) The increase in straight-line rent for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due primarily to property acquisitions and developments completed in 2024 and 2023 and straight-line rent receivable for Regal recognized during the year ended December 31, 2024 in connection with reestablishing accrual basis accounting for Regal on August 1, 2023.

(4) The increase in other income for the year ended December 31, 2024 compared to the year ended December 31, 2023 related primarily to an increase in operating income from the addition of five operating theatre properties in the third quarter of 2023 that were previously leased by Regal. One of these properties closed on September 20, 2024 and is currently vacant as we prepare to sell it.

(5) The increase in mortgage and other financing income during the year ended December 31, 2024 compared to the year ended December 31, 2023 related to interest income on new mortgage notes funded in 2024 and 2023 and from additional investments on existing mortgage note receivables.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023
Property operating expense	$59,146	$57,478	$1,668
Other expense (1)	56,877	44,774	12,103
General and administrative expense (2)	50,096	56,442	(6,346)
Retirement and severance expense	1,836	547	1,289
Transaction costs	798	1,554	(756)
Provision (benefit) for credit losses, net (3)	12,247	878	11,369
Impairment charges (4)	51,764	67,366	(15,602)
Depreciation and amortization	165,733	168,033	(2,300)
Gain (loss) on sale of real estate (5)	16,101	(2,197)	18,298
Costs associated with loan refinancing or payoff	337	—	337
Interest expense, net (6)	130,810	124,858	5,952
Equity in loss from joint ventures (7)	8,809	6,768	2,041
Impairment charges on joint ventures (8)	28,217	—	28,217
Income tax expense	1,433	1,727	(294)
Preferred dividend requirements	24,144	24,145	(1)

(1) The increase in other expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 related primarily to the addition of operating expense from five theatre properties that were previously leased by Regal. One of these properties closed on September 20, 2024 and is currently vacant as we prepare to sell it.

(2) The decrease in general and administrative expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 related primarily to a decrease in payroll and benefit costs, a decrease in franchise taxes due to a state legislative change that went into effect during the second quarter of 2024 and a decrease in professional fees, including those related to the comprehensive restructuring agreement with Regal in 2023.
(3) The change in provision (benefit) for credit losses, net for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due primarily to credit loss expense of $10.3 million related to one mortgage note receivable recognized during the year ended December 31, 2024.

(4) Impairment charges recognized during the year ended December 31, 2024 related to one vacant theatre property, two theatre properties being operated through third-party property management agreements and two leased theatre properties. Impairment charges recognized during the year ended December 31, 2023 related to eight theatre properties surrendered by Regal in connection with their bankruptcy resolution, two leased theatre properties and two early childhood education center properties.

(5) The gain on sale of real estate for the year ended December 31, 2024 related to the sale of two cultural properties, eight vacant theatre properties, one leased theatre property and two vacant early childhood education centers. The loss on sale of real estate for the year ended December 31, 2023 related to the sale of three vacant theatre properties, two leased theatre properties, one vacant eat & play property, four vacant early childhood education centers and three land parcels.

(6) The increase in interest expense, net, for the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted primarily from an increase in average borrowings and an increase in our weighted average interest rate on outstanding debt due to borrowings on our unsecured revolving credit facility. This increase was also due to a decrease in interest income from short-term investments related to cash on hand.

(7) The increase in equity in loss from joint ventures for the year ended December 31, 2024 compared to the year ended December 31, 2023 related to higher expenses, including insurance, depreciation and interest, at certain of our joint venture investments during the year ended December 31, 2024.
(8) The increase in impairment charges on joint ventures for the year ended December 31, 2024 compared to the year ended December 31, 2023 related to other-than-temporary impairments of our equity investments in joint ventures holding three experiential lodging properties.

Liquidity and Capital Resources

Cash and cash equivalents were $22.1 million at December 31, 2024. In addition, we had restricted cash of $13.6 million at December 31, 2024, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
As of December 31, 2024, we had total debt outstanding of $2.9 billion of which 99% was unsecured.

At December 31, 2024, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At December 31, 2024, we had a $175.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility. On July 3, 2024, we amended our Third Amended, Restated and Consolidated Credit Agreement, which governs our unsecured revolving credit facility, to incorporate the Canadian Overnight Repo Rate Average (CORRA) as a replacement index rate benchmark with respect to loans denominated in Canadian Dollars (CAD) as the Canadian Dollar Offered Rate (CDOR) has been phased out.

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

The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The new credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new credit facility matures on October 2, 2028. We have two options to extend the maturity date of the new credit facility by an additional six months each (i.e., for a total of 12 months), subject to paying additional fees and the absence of any default. The unsecured revolving credit facility bears interest at a floating rate of the Secured Overnight Funds Rate (SOFR) plus 1.15% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.46% at December 31, 2024. Additionally, the facility fee on the revolving credit facility is 0.25%.

In connection with entering into the Amended Credit Agreement, we incurred $9.0 million in fees that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees are included in "Other assets" in the accompanying consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2024, we also recorded a non-cash write-off of deferred financing costs (net of accumulated amortization), totaling $0.3 million to "Costs associated with loan refinancing or payoff" in connection with entering into the Amended Credit Agreement.

At December 31, 2024, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At December 31, 2024, the interest rate for these Series B private placement notes was 4.56%. The private placement notes were originally issued in two tranches: Series A due 2024; and Series B due 2026. On August 22, 2024, we repaid in full the Series A notes for $136.6 million using funds available under our $1.0 billion senior unsecured revolving credit facility.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at December 31, 2024.

As discussed above in "Recent Developments", our unconsolidated joint ventures holding our equity investments in two experiential lodging properties located in St. Pete Beach, Florida were severely damaged by two hurricanes in 2024. We are working in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward in which we expect to result in the eventual removal of the unconsolidated equity investments in these experiential lodging properties and the related non-recourse debt from our portfolio, although there can be no assurances as to the outcome of those discussions.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements, and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$393,137	$447,094
Net cash used by investing activities	(176,352)	(201,048)
Net cash used by financing activities	(261,619)	(275,695)

Liquidity and material cash requirements at December 31, 2024 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2024 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Long Term Debt Obligations	$300,000	$629,597	$450,000	$575,000	$500,000	$424,995	$2,879,592
Interest on Long Term Debt Obligations	116,328	109,150	71,575	46,862	26,752	38,130	408,797
Operating Lease Obligation - Corporate Office	958	717	—	—	—	—	1,675
Operating Ground Lease Obligations (1)	27,844	26,401	25,075	24,192	22,635	190,198	316,345
Total	$445,130	$765,865	$546,650	$646,054	$549,387	$653,323	$3,606,409
(1) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2024, rental revenue from one of our tenants, who is also a sub-tenant under certain ground leases, is being recognized on a cash basis. In addition, two of our ground leases do not currently have sub-tenants. In the event the tenant fails to pay the ground lease rent or the property does not have sub-tenants, we would be primarily responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments
As of December 31, 2024, we had 15 development projects with commitments to fund an aggregate of approximately $164.4 million, of which approximately $113.2 million is expected to be funded in 2025. We advance development costs in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2024, we had three mortgage notes with commitments totaling approximately $49.3 million, of which approximately $2.4 million is expected to be funded in 2025. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations will be satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2024, we had three surety bonds outstanding totaling $0.6 million.

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

Long-term liquidity requirements consist primarily of debt maturities. We have $300.0 million of consolidated debt maturities due April 1, 2025. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the impact of the challenging economic environment and our elevated cost of capital.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is growing our investment portfolio through acquiring, developing and financing additional properties. We expect to finance these investments with cash on hand, excess cash flow, proceeds from asset dispositions or borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives. If we borrow the maximum amount available under our $1.0 billion unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions. The availability and terms of any such financing or sales will depend upon market and other conditions.

The challenging economic environment has increased our cost of capital which has negatively impacted our ability to make investments in the near-term. Accordingly, we intend to continue to be more selective in making future investments and acquisitions until such time as economic conditions improve and our cost of capital improves.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2024, 2023 and 2022 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2024	2023	2022
FFO:
Net income available to common shareholders of EPR Properties	$121,922	$148,901	$152,088
(Gain) loss on sale of real estate	(16,101)	2,197	(651)
Impairment of real estate investments	51,764	67,366	25,381
Real estate depreciation and amortization	165,029	167,219	162,821
Allocated share of joint venture depreciation	9,419	8,876	7,409
Impairment charges on joint ventures	28,217	—	647
FFO available to common shareholders of EPR Properties	$360,250	$394,559	$347,695

FFO available to common shareholders of EPR Properties	$360,250	$394,559	$347,695
Add: Preferred dividends for Series C preferred shares	7,752	7,752	7,752
Add: Preferred dividends for Series E preferred shares	7,752	7,752	7,756
Diluted FFO available to common shareholders of EPR Properties	$375,754	$410,063	$363,203

FFOAA:
FFO available to common shareholders of EPR Properties	$360,250	$394,559	$347,695
Retirement and severance expense	1,836	547	—
Transaction costs	798	1,554	4,533
Provision (benefit) for credit losses, net	12,247	878	10,816
Costs associated with loan refinancing or payoff	337	—	—
Impairment of operating lease right-of-use assets	—	—	1,968
Sale participation income (included in other income)	—	—	(9,134)
Gain on insurance recovery (included in other income)	—	—	(552)
Deferred income tax benefit	(1,539)	(344)	(169)
FFOAA available to common shareholders of EPR Properties	$373,929	$397,194	$355,157

FFOAA available to common shareholders of EPR Properties	$373,929	$397,194	$355,157
Add: Preferred dividends for Series C preferred shares	7,752	7,752	7,752
Add: Preferred dividends for Series E preferred shares	7,752	7,752	7,756
Diluted FFOAA available to common shareholders of EPR Properties	$389,433	$412,698	$370,665

	Year ended December 31,
	2024	2023	2022
AFFO:
FFOAA available to common shareholders of EPR Properties	$373,929	$397,194	$355,157
Non-real estate depreciation and amortization	704	814	831
Deferred financing fees amortization	8,844	8,637	8,360
Share-based compensation expense to management and trustees	14,066	17,512	16,666
Amortization of above/below-market leases, net and tenant allowances	(333)	(535)	(355)
Maintenance capital expenditures (1)	(7,299)	(12,399)	(4,545)
Straight-lined rental revenue	(17,327)	(10,591)	(6,993)
Straight-lined ground sublease expense	97	1,099	1,692
Non-cash portion of mortgage and other financing income	(1,984)	(1,088)	(473)
Allocated share of joint venture non-cash items	712	—	—
AFFO available to common shareholders of EPR Properties	$371,409	$400,643	$370,340
FFO per common share:
Basic	$4.76	$5.24	$4.64
Diluted	4.70	5.15	4.60
FFOAA per common share:
Basic	$4.94	$5.28	$4.74
Diluted	4.87	5.18	4.69
Shares used for computation (in thousands):
Basic	75,636	75,260	74,967
Diluted	75,999	75,715	75,043

Weighted average shares outstanding-diluted EPS	75,999	75,715	75,043
Effect of dilutive Series C preferred shares	2,314	2,283	2,250
Effect of dilutive Series E preferred shares	1,664	1,663	1,664
Adjusted weighted average shares outstanding - diluted Series C and Series E	79,977	79,661	78,957
Other financial information:
Dividends per common share	$3.400	$3.300	$3.250
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the years ended December 31, 2024, 2023 and 2022. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share for these periods.

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

Gross Assets
Gross Assets represents total assets (reported in accordance with GAAP) adjusted to exclude accumulated depreciation and reduced by cash and cash equivalents. By excluding accumulated depreciation and reducing cash and cash equivalents, the result provides an estimate of the investment made by us. We believe that investors commonly use versions of this calculation in a similar manner. Our method of calculating Gross Assets may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands except ratios):

	December 31,
	2024	2023
Net Debt:
Debt	$2,860,458	$2,816,095
Deferred financing costs, net	19,134	25,134
Cash and cash equivalents	(22,062)	(78,079)
Net Debt	$2,857,530	$2,763,150
Gross Assets:
Total Assets	$5,616,507	$5,700,885
Accumulated depreciation	1,562,645	1,435,683
Cash and cash equivalents	(22,062)	(78,079)
Gross Assets	$7,157,090	$7,058,489
Debt to Total Assets Ratio	51%	49%
Net Debt to Gross Assets Ratio	40%	39%

	Three Months Ended December 31,
	2024	2023
EBITDAre and Adjusted EBITDAre:
Net (loss) income	$(8,395)	$45,529
Interest expense, net	33,472	30,337
Income tax expense	653	667
Depreciation and amortization	40,995	40,692
(Gain) loss on sale of real estate	(112)	3,612
Impairment of real estate investments	39,952	2,694
Allocated share of joint venture depreciation	1,965	2,344
Allocated share of joint venture interest expense	589	1,879
Impairment charges on joint ventures	16,087	—
EBITDAre	$125,206	$127,754

Transaction costs	423	401
Provision (benefit) for credit losses, net	9,876	1,285
Adjusted EBITDAre	$135,505	$129,440

Adjusted EBITDAre (annualized) (1)	$542,020	$517,760

Net Debt to Adjusted EBITDAre Ratio	5.3	5.3

(1) Adjusted EBITDAre for the quarter is multiplied by four to calculate an annual amount but does not include the annualization of investments put in service, acquired or disposed of during the quarter, as well as the potential earnings on property under development, the annualization of percent rent and participating interest and adjustments for other items.

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

	December 31, 2024	December 31, 2023
Total assets	$5,616,507	$5,700,885
Operating lease right-of-use assets	(173,364)	(186,628)
Cash and cash equivalents	(22,062)	(78,079)
Restricted cash	(13,637)	(2,902)
Accounts receivable	(84,589)	(63,655)
Add: accumulated depreciation on real estate investments	1,562,645	1,435,683
Add: accumulated amortization on intangible assets (1)	31,876	30,589
Prepaid expenses and other current assets (1)	(39,464)	(22,718)
Total investments	$6,877,912	$6,813,175

Total Investments:
Real estate investments, net of accumulated depreciation	$4,435,358	$4,537,359
Add back accumulated depreciation on real estate investments	1,562,645	1,435,683
Land held for development	20,168	20,168
Property under development	112,263	131,265
Mortgage notes and related accrued interest receivable	665,796	569,768
Investment in joint ventures	14,019	49,754
Intangible assets, gross (1)	64,317	65,299
Notes receivable and related accrued interest receivable, net (1)	3,346	3,879
Total investments	$6,877,912	$6,813,175

(1) Included in "Other assets" in the accompanying consolidated balance sheets. Other assets include the following:

	December 31, 2024	December 31, 2023
Intangible assets, gross	$64,317	$65,299
Less: accumulated amortization on intangible assets	(31,876)	(30,589)
Notes receivable and related accrued interest receivable, net	3,346	3,879
Prepaid expenses and other current assets	39,464	22,718
Total other assets	$75,251	$61,307

Impact of Recently Issued Accounting Standards
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impact of recently issued accounting standards on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of December 31, 2024, we had a $1.0 billion unsecured revolving credit facility with $175.0 million outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement as discussed below.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in millions)

	2025	2026	2027	2028	2029	Thereafter	Total	Estimated Fair Value
December 31, 2024:
Fixed rate debt	$300.0	$629.6	$450.0	$400.0	$500.0	$425.0	$2,704.6	$2,590.3
Average interest rate	4.50%	4.70%	4.50%	4.95%	3.75%	3.54%	4.32%	5.50%
Variable rate debt	$—	$—	$—	$175.0	$—	$—	$175.0	$175.0
Average interest rate (as of December 31, 2024)	—%	—%	—%	5.46%	—%	—%	5.46%	5.46%
	2024	2025	2026	2027	2028	Thereafter	Total	Estimated Fair Value
December 31, 2023:
Fixed rate debt	$136.6	$300.0	$629.6	$450.0	$400.0	$925.0	$2,841.2	$2,606.8
Average interest rate	4.35%	4.50%	4.70%	4.50%	4.95%	3.65%	4.32%	6.56%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2023)	—%	—%	—%	—%	—%	—%	—%	—%
The fair value of our debt as of December 31, 2024 and 2023 is estimated by discounting the future cash flows of each instrument using current market rates and current market spreads.
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

Cash Flow Hedges of Foreign Exchange Risk-Cross Currency Swaps
We entered into six USD-CAD cross-currency swaps that became effective October 1, 2024 with a total fixed original notional value of $170.0 million CAD and $125.0 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $15.3 million annual CAD denominated cash flows through December 2026.

We entered into two USD-CAD cross-currency swaps that became effective December 1, 2024 with a total fixed original notional value of $90.0 million CAD and $66.2 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $8.1 million annual CAD denominated cash flows through December 2026.

Net Investment Hedges - Foreign Currency Forward Contracts
We entered into two forward contracts that became effective December 19, 2024 with a fixed notional value of $200.0 million CAD and $142.8 million USD with a settlement date of December 1, 2026. The exchange rate of these forward contracts is approximately $1.40 CAD per USD.

We entered into a forward contract that became effective December 19, 2024 with a fixed notional value of $90.0 million CAD and $64.3 million USD with a settlement date of December 1, 2026. The exchange rate of this forward contract is approximately $1.40 CAD per USD.

On December 19, 2024, we terminated our previous CAD to USD forward contracts in conjunction with entering into the new forward agreements described above. We received $10.4 million in connection with the settlement of the CAD to USD forward contracts.

For foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives, including any cash settlements, is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
EPR Properties:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2024 was $4,435,358 thousand. The Company reviews a real estate investment for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investment may not be recoverable.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control related to the Company’s process to identify and evaluate events or changes in circumstances that may indicate the carrying amount of real estate investments may not be recoverable, which includes determining the period the Company will hold the real estate investments. We inquired of Company officials and inspected documents such as meeting minutes of the Board of Trustees to evaluate the likelihood that a real estate investment would be sold prior to the estimated holding period.

Impairment of real estate investments
As discussed in Notes 2, 5, and 11 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2024 was $4,435,358 thousand. The Company reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company recognized impairment charges of $51,764 thousand on real estate investments, which are the amounts that the carrying value of the assets exceeded the estimated fair value.

We identified the assessment of the fair values of real estate investments based on recent independent appraisals used to determine the impairment charges as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the relevance of land value per acre used to determine the fair value of these assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control related to the determination of land value per acre. We involved valuation professionals with specialized skills and knowledge, who assisted in comparing the Company’s estimated assumptions of land value per acre to a range of independently developed estimates based on publicly available industry data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
February 27, 2025

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2024	2023
Assets
Real estate investments, net of accumulated depreciation of $1,562,645 and $1,435,683 at December 31, 2024 and 2023, respectively	$4,435,358	$4,537,359
Land held for development	20,168	20,168
Property under development	112,263	131,265
Operating lease right-of-use assets	173,364	186,628
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $17,111 and $3,656 at December 31, 2024 and 2023, respectively	665,796	569,768
Investment in joint ventures	14,019	49,754
Cash and cash equivalents	22,062	78,079
Restricted cash	13,637	2,902
Accounts receivable	84,589	63,655
Other assets	75,251	61,307
Total assets	$5,616,507	$5,700,885
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$107,976	$94,927
Operating lease liabilities	212,400	226,961
Common dividends payable	25,831	25,275
Preferred dividends payable	6,032	6,032
Unearned rents and interest	80,565	77,440
Debt	2,860,458	2,816,095
Total liabilities	3,293,262	3,246,730
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at December 31, 2024 and 2023; and 83,619,740 and 82,964,231 shares issued at December 31, 2024 and 2023, respectively	836	829
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,716 and 5,392,916 Series C convertible shares issued at December 31, 2024 and 2023, respectively; liquidation preference of $134,817,900	54	54
3,445,980 Series E convertible shares issued at December 31, 2024 and 2023; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at December 31, 2024 and 2023; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,950,528	3,924,467
Treasury shares at cost: 7,883,581 and 7,631,725 common shares at December 31, 2024 and 2023, respectively	(285,413)	(274,038)
Accumulated other comprehensive income	(3,756)	3,296
Distributions in excess of net income	(1,339,098)	(1,200,547)
Total equity	$2,323,245	$2,454,155
Total liabilities and equity	$5,616,507	$5,700,885
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
Rental revenue	$585,167	$616,139	$575,601
Other income	57,071	45,947	47,382
Mortgage and other financing income	55,830	43,582	35,048
Total revenue	698,068	705,668	658,031
Property operating expense	59,146	57,478	55,985
Other expense	56,877	44,774	33,809
General and administrative expense	50,096	56,442	51,579
Retirement and severance expense	1,836	547	—
Transaction costs	798	1,554	4,533
Provision (benefit) for credit losses, net	12,247	878	10,816
Impairment charges	51,764	67,366	27,349
Depreciation and amortization	165,733	168,033	163,652
Total operating expenses	398,497	397,072	347,723
Gain (loss) on sale of real estate	16,101	(2,197)	651
Income from operations	315,672	306,399	310,959
Costs associated with loan refinancing or payoff	337	—	—
Interest expense, net	130,810	124,858	131,175
Equity in loss from joint ventures	8,809	6,768	1,672
Impairment charges on joint ventures	28,217	—	647
Income before income taxes	147,499	174,773	177,465
Income tax expense	1,433	1,727	1,236
Net income	146,066	173,046	176,229
Preferred dividend requirements	24,144	24,145	24,141
Net income available to common shareholders of EPR Properties	$121,922	$148,901	$152,088
Net income available to common shareholders of EPR Properties per share:
Basic	$1.61	$1.98	$2.03

Diluted	$1.60	$1.97	$2.03
Shares used for computation (in thousands):
Basic	75,636	75,260	74,967
Diluted	75,999	75,715	75,043

Other comprehensive income:
Net income	$146,066	$173,046	$176,229
Foreign currency translation adjustment	(23,036)	6,851	(20,474)
Unrealized gain (loss) on derivatives, net	15,984	(5,452)	12,416
Comprehensive income attributable to EPR Properties	$139,014	$174,445	$168,171
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2024, 2023 and 2022 (Dollars in thousands)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2021	82,225,061	$822	14,840,297	$148	$3,876,817	$(264,817)	$9,955	$(1,004,886)	$2,618,039
Restricted share units issued to Trustees	41,399	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units, net of cancellations	243,286	3	—	—	4,496	(83)	—	—	4,416
Purchase of common shares for vesting	—	—	—	—	—	(4,257)	—	—	(4,257)
Share-based compensation expense	—	—	—	—	16,666	—	—	—	16,666
Foreign currency translation adjustment	—	—	—	—	—	—	(20,474)	—	(20,474)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	12,416	—	12,416
Net income	—	—	—	—	—	—	—	176,229	176,229
Issuances of common shares	23,196	—	—	—	1,063	—	—	—	1,063
Issuances of captive REIT preferred shares	—	—	—	—	107	—	—	—	107
Stock option exercises, net	12,559	—	—	—	583	(594)	—	—	(11)
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(579)	(579)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(6)	(6)
Dividends to common shareholders ($3.25 per share)	—	—	—	—	—	—	—	(243,757)	(243,757)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,756)	(7,756)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,625)	(8,625)
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	43,497	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units, net of cancellations	352,090	4	—	—	5,960	(591)	—	—	5,373
Purchase of common shares for vesting	—	—	—	—	—	(3,696)	—	—	(3,696)
Share-based compensation expense	—	—	—	—	17,512	—	—	—	17,512
Share-based compensation included in retirement and severance expense	—	—	—	—	304	—	—	—	304
Foreign currency translation adjustment	—	—	—	—	—	—	6,851	—	6,851
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(5,452)	—	(5,452)
Net income	—	—	—	—	—	—	—	173,046	173,046
Issuances of common shares	22,469	—	—	—	959	—	—	—	959
Conversion of Series E Convertible Preferred shares to common shares	674	—	(1,401)	—	—	—	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(3,787)	(3,787)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(16)	(16)
Dividends to common shareholders ($3.30 per share)	—	—	—	—	—	—	—	(248,530)	(248,530)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2024, 2023 and 2022 (Dollars in thousands) (continued)
	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Restricted share units issued to Trustees	45,410	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance share units, net of cancellations	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	14,066	—	—	—	14,066
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(23,036)	—	(23,036)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	15,984	—	15,984
Net income	—	—	—	—	—	—	—	146,066	146,066
Issuances of common shares	26,878	—	—	—	1,185	—	—	—	1,185
Conversion of Series C Convertible Preferred shares to common shares	86	—	(200)	—	—	—	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(3,492)	(3,492)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(16)	(16)
Dividends to common shareholders ($3.40 per share)	—	—	—	—	—	—	—	(256,981)	(256,981)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$146,066	$173,046	$176,229
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	51,764	67,366	27,349
Impairment charges on joint ventures	28,217	—	647
(Gain) loss on sale of real estate	(16,101)	2,197	(651)
Gain on insurance recovery	—	—	(552)
Deferred income tax benefit	(1,539)	(344)	(169)
Provision (benefit) for credit losses, net	12,247	878	10,816
Costs associated with loan refinancing or payoff	337	—	—
Equity in loss from joint ventures	8,809	6,768	1,672
Distributions from joint ventures	—	1,300	780
Depreciation and amortization	165,733	168,033	163,652
Amortization of deferred financing costs	8,844	8,637	8,360
Amortization of above/below market leases and tenant allowances, net	(333)	(535)	(355)
Share-based compensation expense to management and Trustees	14,066	17,512	16,666
Share-based compensation expense included in retirement and severance expense	1,598	304	—
Change in assets and liabilities:
Operating lease assets and liabilities	(1,299)	(6)	463
Mortgage notes accrued interest receivable	(2,171)	(1,231)	(500)
Accounts receivable	(22,031)	(10,091)	25,974
Other assets	(7,935)	(2,738)	(473)
Accounts payable and accrued liabilities	11,950	8,488	14,576
Unearned rents and interest	(5,085)	7,510	(2,768)
Net cash provided by operating activities	393,137	447,094	441,716
Investing activities:
Acquisition of and investments in real estate and other assets	(45,706)	(60,703)	(174,533)
Proceeds from sale of real estate	74,421	57,160	10,965
Investment in unconsolidated joint ventures	(1,290)	(4,859)	(26,088)
Distributions from joint venture related to refinancing	—	—	6,695
Settlement of derivative	10,403	10,022	(3,830)
Investment in mortgage notes receivable	(113,939)	(110,428)	(95,234)
Proceeds from mortgage notes receivable paydowns	618	552	1,749
Investment in notes receivable	—	(3,025)	—
Proceeds from note receivable paydowns	1,406	1,386	701
Proceeds from insurance recovery, net	—	—	3,700
Additions to properties under development	(102,265)	(91,153)	(75,710)
Net cash used by investing activities	(176,352)	(201,048)	(351,585)
Financing activities:
Proceeds from long-term debt facilities	244,000	—	—
Principal payments on debt	(205,638)	—	—
Deferred financing fees paid	—	(369)	(328)
Costs associated with loan refinancing or payoff (cash portion)	(9,534)	—	—
Net proceeds from issuance of common shares	816	615	758
Impact of stock option exercises, net	—	—	(11)
Issuances of captive REIT preferred shares	—	—	107
Purchase of common shares for treasury for vesting	(11,375)	(3,696)	(4,257)
Dividends paid to shareholders	(279,888)	(272,245)	(265,661)
Net cash used by financing activities	(261,619)	(275,695)	(269,392)
Effect of exchange rate changes on cash	(448)	119	(129)
Net change in cash and cash equivalents and restricted cash	(45,282)	(29,530)	(179,390)
Cash and cash equivalents and restricted cash at beginning of the year	80,981	110,511	289,901
Cash and cash equivalents and restricted cash at end of the year	$35,699	$80,981	$110,511
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.
	Year Ended December 31,
	2024	2023	2022

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$78,079	$107,934	$288,822
Restricted cash at beginning of the year	2,902	2,577	1,079
Cash and cash equivalents and restricted cash at beginning of the year	$80,981	$110,511	$289,901

Cash and cash equivalents at end of the year	$22,062	$78,079	$107,934
Restricted cash at end of the year	13,637	2,902	2,577
Cash and cash equivalents and restricted cash at end of the year	$35,699	$80,981	$110,511

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$115,683	$44,291	$41,872
Transfer of mortgage note receivable to property under development	$6,008	$—	$—
Transfer of real estate investments to mortgage note	$—	$1,321	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$21,325	$25,277	$21,751
Operating lease right-of-use asset and related operating lease liability recorded for new ground lease	$—	$—	$36,741

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$129,457	$125,654	$125,808
Cash paid during the period for income taxes	$2,646	$1,495	$1,282
Interest cost capitalized	$3,468	$3,566	$1,286
Change in accrued capital expenditures	$(824)	$6,466	$896
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

Variable Interest Entities
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The equity method of accounting is applied to joint ventures and other similar entities in which the Company is not the primary beneficiary as defined in the FASB ASC Topic on Consolidation (Topic 810), but can exercise influence over the entity with respect to its operations and major decisions.

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2024 and 2023, the Company does not have any investments in consolidated VIEs.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and it is probable the assets will be sold within one year. Occasionally, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

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

In addition to acquisition-related costs in connection with business combinations, transaction costs include costs associated with terminated transactions, pre-opening costs and certain leasing and tenant transition costs. Transaction costs expensed totaled $0.8 million, $1.6 million and $4.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
December 31, 2024, 2023 and 2022

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

Intangible assets and liabilities (included in "Other assets" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2024	2023
Assets:
In-place leases, net of accumulated amortization of $27.3 million and $26.6 million, respectively	$14,677	$16,402
Above-market lease, net of accumulated amortization of $1.4 million and $1.3 million, respectively	165	211
Tradenames, net of accumulated amortization of $850 thousand and $716 thousand, respectively (1)	8,314	8,447
Contract value, net of accumulated amortization of $2.4 million and $2.0 million, respectively	8,592	8,957
Goodwill	693	693
Total intangible assets, net	$32,441	$34,710

Liabilities:
Below-market lease, net of accumulated amortization of $3.5 million and $3.1 million, respectively	$7,139	$7,557
(1) At December 31, 2024 and 2023, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate intangible amortization included in expense was $2.2 million, $7.1 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Future amortization of in-place leases, net, above-market lease, net, tradenames, net, contract value, net and below-market lease, net at December 31, 2024 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2025	$1,689	$133	$365	$46	$(408)
2026	1,606	133	365	46	(324)
2027	1,600	133	365	46	(259)
2028	1,506	133	365	27	(254)
2029	1,233	133	365	—	(251)
Thereafter	7,043	2,293	6,767	—	(5,643)
Total	$14,677	$2,958	$8,592	$165	$(7,139)

Weighted average amortization period (years)	12.6	23.3	23.5	3.6	28.3

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $19.1 million and $25.1 million as of December 31, 2024 and 2023, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $10.5 million and $4.1 million as of December 31, 2024 and 2023, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. The Company’s business is focused on Experiential real estate. The economic characteristics of Experiential properties are similar across type, geographic location and industries in which our tenants and borrowers operate. The Company’s segment structure reflects the financial information and reports used by the Company’s management team, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocation and performance assessments. The Company’s CODM is its Chairman, President and Chief Executive Officer.

While the Company does not plan to seek additional opportunities in the Education segment, information provided to the CODM is separated and decisions are made based on these two operating segments. The CODM uses segment assets as reported on the balance sheet as Total Assets and Net Operating Income (NOI) before unallocated items to assess and allocate resources. NOI is calculated as total revenue (consisting of rental revenue, other income and mortgage and other financing income) less property operating expense and other expense. Revenue from both segments is derived substantially from investments structured as long-term triple-net leases or mortgages. Corporate items are not allocated to segments. See Note 18 for financial information related to these reportable segments.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. The Company recognized straight-line write-offs of $0.1 million, $0.7 million and $0.2 million for the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
years ended December 31, 2024, 2023 and 2022, respectively. Straight-line rental revenue, net of write-offs, was $17.3 million, $10.6 million and $7.0 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.0 million, $1.7 million and $2.6 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses, which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2024, 2023 and 2022, the amounts due for non-lease components included in rental revenue totaled $18.8 million, $19.6 million and $17.2 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $14.5 million, $12.2 million and $10.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Furthermore, due to the impact of the COVID-19 pandemic, certain of the Company's tenants paid a portion of base rent in 2022 based on a percentage of gross revenue. This variable rent totaled $0.4 million for the year ended December 31, 2022.

Rental revenue included lease termination fees of approximately $3.4 million for the year ended December 31, 2023, relating to the early terminations of two leases by two tenants. No lease termination fees were received for the years ended December 31, 2024 and 2022.

The Company regularly evaluates the collectability of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, projected performance of the tenant, historical trends of the tenant, current economic conditions and changes in customer payment terms. When the collectability of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis.

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
December 31, 2024, 2023 and 2022
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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the year ended December 31, 2022, the Company wrote off approximately $1.5 million of accrued interest and fees receivable against interest income related to one mortgage note receivable and two notes receivable. No such amounts were written-off for the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of December 31, 2024, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 7 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the years ended December 31, 2024 and 2023 related to one borrower and was $197 thousand and $57 thousand, respectively. There was no participating interest income for the year ended December 31, 2022.

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

The Company owns certain real estate assets that are subject to income tax in Canada. At December 31, 2024, the net deferred tax assets related to the Company's Canadian operations totaled $22.6 million resulting from the temporary differences between income for financial reporting purposes and taxable income relating primarily to depreciation, capital improvements and straight-line rents. At December 31, 2024, it is more likely than not the Company will not generate sufficient taxable income to realize any of these net deferred tax assets.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Internal Revenue Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. The Company uses four such TRS entities exclusively to hold the operational aspect of the traditional REIT

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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

The Company also uses one such TRS entity to hold the operational aspect of four theatre assets, which are operated by third party property managers. The real estate for these assets is held by the REIT directly and leased to the respective operating TRS entity under a triple-net lease.

At December 31, 2024, the net deferred tax assets related to the Company's TRSs totaled $12.4 million, resulting from the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization. At December 31, 2024, it is more likely than not that the Company will not generate sufficient taxable income to realize any of these net deferred tax assets.

As of December 31, 2024 and 2023, the Canadian operations and the Company's TRSs had deferred tax assets included in "Other assets" in the accompanying consolidated balance sheets totaling approximately $41.0 million and $41.7 million, respectively, and deferred tax liabilities included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets totaling approximately $20.1 million and $4.6 million, respectively. At December 31, 2024 and 2023, the Company had valuation allowances offsetting the net deferred tax assets included in the accompanying consolidated balance sheets totaling $34.9 million and $36.6 million, respectively. The Company’s consolidated deferred tax position is summarized as follows at December 31 (in thousands):

	2024	2023
Fixed assets	$22,268	$25,416
Net operating losses	14,208	11,296
Start-up costs	2,144	2,301
Other	2,385	2,698
Total deferred tax assets	$41,005	$41,711

Fixed assets	$(14,546)	$—
Capital improvements	(2,562)	(2,786)
Straight-line receivable	(904)	(982)
Other	(2,129)	(805)
Total deferred tax liabilities	$(20,141)	$(4,573)

Valuation allowance	(34,936)	(36,613)
Net deferred tax (liability) asset	$(14,072)	$525

Additionally, during the years ended December 31, 2024, 2023 and 2022, the Company recognized current income and withholding tax expense of $3.0 million, $2.1 million and $1.4 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Current TRS income tax	$137	$—	$(137)
Current state income tax expense	(360)	(240)	(226)
Current foreign income tax	(1,460)	(513)	(1)
Current foreign withholding tax	(1,290)	(1,318)	(1,041)
Deferred TRS income tax (expense) benefit	—	—	—
Deferred foreign withholding tax	—	—	—
Deferred income tax benefit	1,540	344	169
Income tax expense	$(1,433)	$(1,727)	$(1,236)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The Company's effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 1.2%, 1.2% and 0.8%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2024, 2023 and 2022. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2021) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2021 through 2023 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2019 through 2023 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2024, 2023 or 2022. The Company did not have any accrued interest and penalties at December 31, 2024, 2023 and 2022. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2024, 2023 and 2022.

During the year ended December 31, 2024, the Company made a $5.9 million payment to the City of Kansas City, Missouri under protest related to an assessment of tax years ending December 31, 2018 through 2022. The City has denied the Company’s necessary deduction for dividends paid for each of these years resulting in assessment of additional tax, penalties and interest. The Company filed a lawsuit and demanded a refund of the $5.9 million payment during the year ended December 31, 2024 on grounds that the dividend is deductible and/or that the standard apportionment unfairly represents EPR’s economic presence in the City. Subsequent to the filing of the lawsuit, the City granted EPR a variance to the standard apportionment on a prospective basis. If applied retrospectively, the apportionment variance alone would reduce the purported deficiency by 98%. Although there can be no assurances, based on an agreement reached with the City regarding the treatment of future taxes and the Company's position in the lawsuit, the Company believes that it is more likely than not that the payment will be refunded.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal) represented a significant portion of the Company's total revenue for the years ended December 31, 2024, 2023 and 2022. The Company had higher revenue from Regal during the years ended December 31, 2023 and 2022 due to the payment of higher base rent (pre-bankruptcy) and the repayment of deferred rent due, both of which were recognized as rental revenue when received. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Year ended December 31,
	2024		2023		2022
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$100,810	14.4%	$98,022	13.9%	$94,177	14.3%
AMC	94,358	13.5%	94,687	13.4%	94,476	14.4%
Regal	76,395	10.9%	103,716	14.7%	90,678	13.8%

Cash Equivalents
Cash equivalents include bank demand deposits and other short-term investments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Restricted Cash
Restricted cash represents cash held for escrow deposits required in connection with property management and debt agreements or held for potential acquisitions and redevelopments.

Share-Based Compensation
Share-based compensation to associates of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-associate Trustees of the Company is granted pursuant to the Company's Trustee compensation program.

Share-based compensation expense consists of amortization of nonvested share grants and share options issued to associates, and amortization of share units issued to non-associate Trustees for payment of their annual retainers. Share-based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income.

Nonvested Shares Issued to Associates
The Company grants nonvested shares to associates pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to associates under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three years to four years).

Nonvested Performance Share Units Issued to Associates
The Company awards performance share units to the Company's executive officers pursuant to the Long-Term Incentive Plan. The performance share units contain both a market condition and a performance condition. The Company amortizes the expense related to the performance share units over the future vesting period of three years.

Restricted Share Units Issued to Non-Associate Trustees
The Company issues restricted share units to non-associate Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-associate Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-associate Trustees.

Share Options
Prior to 2022, share options were granted to associates pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to associates vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 22-40): Disaggregation of Income Statement Expenses. The ASU requires entities to provide enhanced disclosures related to certain costs and expenses in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company's financial statements and related disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Buildings and improvements	$4,632,557	$4,609,050
Furniture, fixtures & equipment	118,575	115,596
Land	1,218,418	1,219,943
Leasehold interests	28,453	28,453
	5,998,003	5,973,042
Accumulated depreciation	(1,562,645)	(1,435,683)
Total	$4,435,358	$4,537,359
Depreciation expense on real estate investments was $161.9 million, $159.3 million and $158.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
4. Investments and Dispositions

Acquisitions and Development

The Company's investment spending during the years ended December 31, 2024 and 2023 totaled $263.9 million and $269.4 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2024
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	42,254	30,058	1,118	—	11,078	—
Attractions	78,025	—	164	33,437	44,424	—
Ski	2,018	—	—	—	2,018	—
Experiential Lodging	9,411	—	—	—	—	9,411
Fitness & Wellness	129,710	24,080	48,412	—	57,218	—
Cultural	2,132	—	2,132	—	—	—
Total Experiential	263,920	54,138	52,196	33,437	114,738	9,411

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$263,920	$54,138	$52,196	$33,437	$114,738	$9,411

For the Year Ended December 31, 2023
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$5,182	$—	$5,182	$—	$—	$—
Eat & Play	24,048	20,750	2,192	—	1,106	—
Attractions	28,384	—	3,669	—	24,715	—
Ski	5,324	—	—	—	5,324	—
Experiential Lodging	16,034	—	—	—	—	16,034
Fitness & Wellness	184,370	45,632	3,286	53,144	82,308	—
Cultural	6,086	—	6,086	—	—	—
Total Experiential	269,428	66,382	20,415	53,144	113,453	16,034

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$269,428	$66,382	$20,415	$53,144	$113,453	$16,034

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Dispositions
During the year ended December 31, 2024, the Company completed the sale of two leased cultural properties, eight vacant theatre properties, one leased theatre property and two vacant early childhood education centers for net proceeds totaling $74.4 million and recognized a net gain on sale totaling $16.1 million.

During the year ended December 31, 2023, the Company completed the sale of three vacant theatre properties, two leased theatre properties, one vacant eat & play property, four vacant early childhood education centers and three land parcels for net proceeds totaling $57.2 million and recognized a net loss on sale of $2.2 million. Additionally, during the year ended December 31, 2023, the Company, as lessee, terminated one ground lease that held one theatre property.

During the year ended December 31, 2022, the Company completed the sale of three vacant theatre properties and a land parcel for net proceeds of $11.0 million and recognized a combined gain on sale of $0.7 million.

Dispositions during the years ended December 31, 2024 and 2023 did not meet the criteria for discontinued operations reporting.

5. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. During the year ended December 31, 2024, the Company reassessed the holding period of one vacant theatre property, two theatre properties currently operated through a third-party management agreement and two leased theatre properties. The Company determined that the sum of the undiscounted cash flows did not exceed the carrying value of the theatre properties and estimated the fair value of the real estate investments using independent appraisals and purchase offers. During the year ended December 31, 2024, the Company reduced the carrying value of the real estate investments, net to $45.9 million and recognized an impairment charge of $51.8 million on real estate investments, which is the amount that the carrying values of the assets exceeded the estimated fair values.

During the year ended December 31, 2024, the Company also recognized $28.2 million of other-than-temporary impairment charges related to its equity investments in two unconsolidated real estate joint ventures that own two experiential lodging properties located in St. Pete Beach, Florida and two unconsolidated real estate joint ventures that own an experiential lodging property in Breaux Bridge, Louisiana. See Note 8 for further details on these impairments.

During the year ended December 31, 2023, the Company reassessed the holding period of 16 theatre properties surrendered by Regal as part of its bankruptcy resolution and not included in the Company's new master lease with Regal, four other theatre properties that were part of a workout with a smaller theatre tenant and two early childhood education center properties subject to lease terminations (one of which was triggered by a casualty event). The Company determined that the estimated cash flows for eight of the Regal surrendered properties, two of the other theatre properties and both of the early childhood education center properties were not sufficient to recover the carrying values and estimated the fair value of the real estate investments of these properties using independent appraisals. During the year ended December 31, 2023, the Company reduced the carrying value of the real estate investments, net to $39.2 million and recognized impairment charges of $67.4 million on real estate investments, which is the amount that the carrying values of the assets exceeded the estimated fair values.

During the year ended December 31, 2022, the Company reassessed the holding period of five early education properties subject to lease terminations, a vacant property that received an offer to purchase and two of the Regal theatre properties subject to a motion to reject leases. One of these properties has an operating ground lease arrangement with right-of-use asset. The Company determined that the estimated cash flows were not sufficient to recover the carrying values. During the year ended December 31, 2022, the Company determined the estimated fair value of the real estate investments and right-of-use assets of these properties using independent appraisals and the purchase offer. The Company reduced the carrying value of the real estate investments, net to $38.4 million and the operating lease right-of-use asset to $7.0 million. The Company recognized impairment charges of $25.3 million on

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
real estate investments and a $2.0 million impairment on the right-of-use asset, which is the amount that the carrying values of the assets exceeded the estimated fair values.

During the year ended December 31, 2022, the Company also recognized $0.6 million in other-than-temporary impairments related to its equity investments in joint ventures in two theatre projects located in China. See Note 8 for further details on these impairments.

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Receivable from tenants	$5,160	$7,298
Receivable from non-tenants (1)	7,094	824
Straight-line rent receivable	72,335	55,533
Total	$84,589	$63,655

(1) Receivable from non-tenants includes a payment of $5.9 million made to the City of Kansas City, Missouri under protest related to an assessment of tax years ending December 31, 2018 through 2022. The City has denied the Company’s necessary deduction for dividends paid for each of these years resulting in assessment of additional tax, penalties and interest. The Company filed a lawsuit and demanded a refund of the $5.9 million payment during the year ended December 31, 2024. Although there can be no assurances, based on an agreement reached with the City regarding the treatment of future taxes and the Company's position in the lawsuit, the Company believes that it is more likely than not that the payment will be refunded.

As of December 31, 2024, as a result of the COVID-19 pandemic, the Company continues to recognize revenue on a cash basis for AMC and two other tenants, one of which has deferred rent from this period that is not booked as a receivable of approximately $11.5 million. The Company has collected all deferred receivables from accrual basis tenants that were deferred due to the COVID-19 pandemic. During the years ended December 31, 2024 and 2023, the Company collected $0.6 million and $36.4 million, respectively, in deferred rent and interest from cash basis customers and from customers for which the deferred payments were not previously recognized as revenue.

7. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of December 31, 2024, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2024 and 2023 consists of the following (in thousands):

	Year of Origination	Interest Rate	Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage at December 31, 2024	Carrying amount as of December 31,		Unfunded commitments
Description						2024	2023	December 31, 2024
Attraction property Powells Point, North Carolina	2019	7.23%	6/30/2025	Interest only	$29,378	$29,173	$29,200	$—
Eat & play property Eugene, Oregon	2019	8.13%	12/31/2025	Interest only	10,750	10,417	10,417	—
Fitness & wellness property Merriam, Kansas	2019	8.15%	7/31/2029	Interest only	9,090	9,238	9,223	—
Fitness & wellness property Omaha, Nebraska	2017	9.25%	6/30/2030	Interest only	10,905	10,996	10,951	—
Fitness & wellness property Omaha, Nebraska	2016	9.25%	6/30/2030	Interest only	10,539	10,659	10,615	—
Experiential lodging property Nashville, Tennessee	2019	7.69%	9/30/2031	Interest only	70,000	71,041	71,187	—
Ski property Girdwood, Alaska	2019	8.79%	7/31/2032	Interest only	80,120	79,742	78,062	1,880
Fitness & wellness properties Colorado and California	2022	7.15%	1/10/2033	Interest only	64,252	64,275	59,207	298
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	Principal & Interest-fully amortizing	9,083	9,083	9,701	—
Eat & play property Dallas, Texas	2023	10.25%	11/26/2033	Interest only	6,175	6,163	1,105	—
Experiential lodging property Breaux Bridge, Louisiana (1)	2022	7.25%	3/8/2034	Interest only	11,305	1,000	11,373	—
Fitness & wellness property Glenwood Springs, Colorado	2024	8.45%	8/16/2034	Interest only	52,000	51,892	—	—
Ski property West Dover and Wilmington, Vermont	2007	12.50%	12/1/2034	Interest only	51,050	51,049	51,049	—
Four ski properties Ohio and Pennsylvania	2007	11.58%	12/1/2034	Interest only	37,562	37,430	37,495	—
Ski property Chesterland, Ohio	2012	12.07%	12/1/2034	Interest only	4,550	4,394	4,508	—
Ski property Hunter, New York	2016	9.19%	1/5/2036	Interest only	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	Interest only	17,505	17,505	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	Interest only	18,068	18,068	18,067	—
Fitness & wellness property Fort Collins, Colorado	2018	8.00%	1/31/2038	Interest only	10,292	9,896	10,070	—
Early childhood education center Lake Mary, Florida	2019	8.35%	5/9/2039	Interest only	4,200	4,412	4,387	—
Early childhood education center Lithia, Florida	2017	9.11%	10/31/2039	Interest only	3,959	4,103	4,018	—
Attraction property Frankenmuth, Michigan	2022	8.25%	10/14/2042	Interest only	69,139	67,966	24,375	—
Fitness & wellness properties Massachusetts and New York	2023	8.30%	1/10/2044	Interest only	77,000	76,294	76,253	47,100
Total					$677,922	$665,796	$569,768	$49,278

(1) During the fourth quarter of 2024, the Company made the decision to exit its unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana. The Company had previously provided an

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
$11.3 million subordinated mortgage note receivable to the joint venture. On February 4, 2025, the Company received $1.0 million in exchange for the sale of its remaining subordinated mortgage note receivable. Accordingly, during the fourth quarter of 2024, the Company recognized $10.3 million as a provision for credit loss. See Note 8 for further details on this mortgage note receivable.

Investment in notes receivable, including related accrued interest receivable, was $3.3 million and $3.9 million at December 31, 2024 and 2023, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At December 31, 2024, two of the Company's mortgage notes receivable and two of the Company's notes receivable are considered collateral-dependent. Expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of December 31, 2024 on the mortgage notes receivable and the notes receivable. One mortgage note receivable has a carrying amount at December 31, 2024 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. One mortgage note receivable has a carrying amount at December 31, 2024 of approximately $1.0 million net of an allowance for credit loss totaling $10.3 million. This mortgage note receivable became collateral dependent during the three months ended December 31, 2024 and is a subordinated loan due from an unconsolidated real estate joint venture. See Note 8 for more details. The two notes receivable remain fully reserved with an allowance for credit loss totaling $6.9 million and $1.9 million, respectively, which represents the outstanding principal balances of the notes as of December 31, 2024. Income from these borrowers is recognized on a cash basis. During the years ended December 31, 2024 and 2023, the Company received cash basis interest payments of $0.9 million for each period from the mortgage note receivable borrower and $0.7 million for each period from one of the note receivable borrowers. During the years ended December 31, 2024 and 2023, the Company received principal payments totaling $0.8 million and $0.7 million, respectively, from one of the note receivable borrowers.

At December 31, 2024, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.9 million, which is fully reserved in the allowance for credit losses at December 31, 2024.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the years ended December 31, 2024 and 2023 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2022	$8,999	$751	$11,952	$—	$21,702
Provision (benefit) for credit losses, net	2,428	321	(1,871)	—	878
Charge-offs	(7,771)	—	(394)	—	(8,165)
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2023	$3,656	$1,072	$9,687	$—	$14,415
Provision (benefit) for credit losses, net	13,455	(332)	(876)	—	12,247
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2024	$17,111	$740	$8,811	$—	$26,662

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
8. Unconsolidated Real Estate Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures as of December 31, 2024 and 2023 (in thousands):

				Investment as of December 31,		(Loss) Income for the Year Ended December 31,
Property Type	Location	Ownership Interest		2024	2023	2024	2023
Experiential lodging	St. Pete Beach, FL	65%	(1)	$—	$14,727	$(2,597)	$(2,684)
Experiential lodging	Warrens, WI	95%	(2)	7,835	9,945	(2,111)	(919)
Experiential lodging	Breaux Bridge, LA	85%	(3)	—	18,996	(3,095)	(2,944)
Experiential lodging	Harrisville, PA	66%	(4)	6,184	6,086	(1,006)	(221)
Theatres	China	various	(5)	—	—	—	—
				$14,019	$49,754	$(8,809)	$(6,768)

(1) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging properties and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured non-recourse mortgage loan of $105.0 million at December 31, 2024. The maturity date of this mortgage loan is May 18, 2025. The note can be extended for two additional one-year periods from the original maturity date upon the satisfaction of certain conditions. The mortgage loan bears interest at SOFR plus 3.65%, with monthly interest payments required. The Company received distributions of $1.3 million from its investments in these joint ventures during the year ended December 31, 2023. No distributions were received during the year ended December 31, 2024.

On September 26, 2024, Hurricane Helene made landfall on St. Pete Beach as a Category 3 storm and damaged the joint ventures' experiential lodging properties. On October 9, 2024, further damage was caused by Hurricane Milton. The properties will remain closed as the joint ventures continue to assess and repair damage and the Company does not anticipate that the properties will re-open until well into 2025. The Company is working in good faith with its joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward which the Company expects to result in the eventual removal of both experiential properties from the Company's portfolio. Accordingly, the Company determined that its investment in these joint ventures had no fair value and was not recoverable, and during the third quarter of 2024, recognized $12.1 million in other-than-temporary impairment charges on joint ventures related to these equity investments. There can be no assurance as to the ultimate outcome of the Company's negotiations regarding its exit from these joint ventures.

(2) The Company has equity investments in two unconsolidated real estate joint ventures, one that holds the investment in the real estate of the experiential lodging property and the other that holds the lodging operations, which are facilitated by a management agreement. The joint venture that holds the real property has a secured non-recourse mortgage loan of $23.7 million at December 31, 2024. The maturity date of this mortgage loan is September 15, 2031. The loan bears interest at an annual fixed rate of 4.00% with monthly interest payments required.

(3) During the fourth quarter of 2024, the Company made the decision to exit this unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana and entered into good faith negotiations with its joint venture partners and the non-recourse debt provider to identify a path forward to remove the experiential lodging property from the Company's portfolio. The RV property underperformed expectations and would have required ongoing capital infusion to service the non-recourse debt and property operations. The Company finalized its exit from this investment on February 4, 2025. Accordingly, during the fourth quarter of 2024, upon the Company's determination that the investment was not recoverable, the Company recognized a $16.1 million impairment charge to fully write-off its carrying value of this equity investment. The Company also received

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
$1.0 million in exchange for the sale of its remaining subordinated mortgage note receivable on the property. Accordingly, during the fourth quarter of 2024, the Company recognized $10.3 million as a provision for credit loss.

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

The Company's investments in the two unconsolidated real estate joint ventures have a 62% equity interest in the consolidated joint venture that holds the investments in the real estate of the experiential lodging property and a 92% equity interest in the consolidated joint venture that holds the lodging operations, which are facilitated by a management agreement. The weighted average combined equity interest for both partnerships is 66%. The consolidated joint venture that holds the real estate property has a secured non-recourse senior mortgage loan commitment of up to $22.5 million at December 31, 2024 in order to fund renovations, with $19.6 million outstanding at December 31, 2024. The maturity date of this mortgage loan is November 1, 2029. The mortgage loan bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods. Additionally, the Company has guaranteed the completion of the renovations in the amount of approximately $13.9 million, with $1.8 million remaining to fund at December 31, 2024.

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

9. Debt

Debt at December 31, 2024 and 2023 consists of the following (in thousands):

	2024	2023
Senior unsecured notes payable, 4.35%, paid in full on August 22, 2024 (1)	$—	$136,637
Senior unsecured notes payable, 4.50%, due April 1, 2025 (2)	300,000	300,000
Senior unsecured notes payable, 4.56%, due August 22, 2026 (3)	179,597	179,597
Senior unsecured notes payable, 4.75%, due December 15, 2026 (2)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (2)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (2)	400,000	400,000
Unsecured revolving variable rate credit facility, SOFR + 1.15%, due October 2, 2028 (4)	175,000	—
Senior unsecured notes payable, 3.75%, due August 15, 2029 (2)	500,000	500,000
Senior unsecured notes payable, 3.60%, due November 15, 2031 (2)	400,000	400,000
Bonds payable, variable rate, fixed at 2.53% through September 30, 2026, due August 1, 2047 (5)	24,995	24,995
Less: deferred financing costs, net	(19,134)	(25,134)
Total	$2,860,458	$2,816,095

(1) On August 22, 2024, the Company repaid its $136.6 million Series A unsecured private placement notes due 2024, using funds available under its $1.0 billion senior unsecured revolving credit facility.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

(3) The amended Note Purchase Agreement, which governs the private placement notes, contains certain financial and other covenants that generally conform to the Company's unsecured revolving credit facility.

(4) At December 31, 2024, the Company had $175.0 million balance outstanding under its $1.0 billion unsecured revolving credit facility. On September 19, 2024, the Company entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the Amended Credit Agreement) providing for a new amended and restated senior unsecured revolving credit facility. The Amended Credit Agreement amended, restated and replaced the Company's prior senior unsecured revolving credit facility provided under the Third Amended, Restated and Consolidated Credit Agreement. The amendments to the prior facility, among other things: (i) extended the maturity date of the revolving credit facility; (ii) generally reduced the interest rate payable on outstanding loans; (iii) eliminated the tangible net worth covenant; (iv) modified the secured debt to total assets financial covenant to permit increased secured debt if the Company so elects; and (v) modified and simplified the capitalization rates used to value assets under the facility.

The Amended Credit Agreement provides for an initial maximum principal amount of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The new credit facility contains an "accordion" feature under which the Company may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new credit facility matures on October 2, 2028. The Company has two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to applicable fees and the absence of any default. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.15% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.46% at December 31, 2024. Additionally, the facility fee on the revolving credit facility is 0.25%.

In connection with entering into the Amended Credit Agreement, the Company incurred $9.0 million in fees that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees are included in "Other assets" in the accompanying consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2024, the Company also recorded a non-cash write-off of deferred financing costs (net of accumulated amortization), totaling $0.3 million to "Costs associated with loan refinancing or payoff" in connection with entering into the Amended Credit Agreement.

The facility contains financial covenants or restrictions that limit the Company's level of consolidated debt, secured debt, investment levels outside certain categories and dividend distribution and require the Company to meet certain coverage levels for fixed charges and debt service.

(5) The bonds have a variable interest rate that was approximately 4.46% at December 31, 2024. See Note 10 for further details on the Company's interest rate swap agreement related to the Company's variable rate secured bonds.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance and certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's consolidated debt instruments at December 31, 2024.

As discussed above in Note 8, the Company's unconsolidated joint ventures holding its equity investments in two experiential lodging properties located in St. Pete Beach, Florida, were severely damaged by two hurricanes in 2024. The Company is working in good faith with its joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward in which the Company expects to result in the eventual removal of

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
the unconsolidated equity investments in these experiential lodging properties and the related non-recourse debt from its portfolio, although there can be no assurances as to the outcome of those discussions.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance and certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's consolidated debt instruments at December 31, 2024. As discussed in Note 8, the Company is working in good faith with its joint venture partners, the non-recourse debt providers and insurance companies (as applicable) to identify a path forward in which the Company expects will result in the eventual removal of the unconsolidated equity investments in three experiential lodging properties and related non-recourse debt from the Company's portfolio.

Principal payments due on long-term debt obligations subsequent to December 31, 2024 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2025	$300,000
2026	629,597
2027	450,000
2028	575,000
2029	500,000
Thereafter	424,995
Less: deferred financing costs, net	(19,134)
Total	$2,860,458

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Interest on loans	$125,261	$122,968	$123,070
Amortization of deferred financing costs	8,844	8,637	8,360
Credit facility and letter of credit fees	2,664	2,676	2,682
Interest cost capitalized	(3,468)	(3,566)	(1,286)
Interest income	(2,491)	(5,857)	(1,651)
Interest expense, net	$130,810	$124,858	$131,175

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $2.2 million and $1.3 million at December 31, 2024 and 2023, respectively. The Company had derivative liabilities of $0.03 million and $4.9 million at December 31, 2024 and 2023, respectively. The Company has neither posted nor received collateral with its derivative counterparties as of December 31, 2024 and 2023. See Note 11 for disclosures relating to the fair value of the derivative instruments.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions, including the effect of changes in foreign currency exchange rates on foreign currency transactions and interest rates on its SOFR based borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

At December 31, 2024, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of December 31, 2024 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2024, the Company estimates that during the year ended December 31, 2025, $55 thousand of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of December 31, 2024, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2024, the Company estimates that during the year ended December 31, 2025, $0.9 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2024, the Company had the following foreign currency forwards designated as net investment hedges:

Fixed rate	Notional Amount (in millions, CAD)	Maturity
$1.40 CAD per USD	$200.0	December 1, 2026
$1.40 CAD per USD	90.0	December 1, 2026
Total	$290.0

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
On December 19, 2024, the Company terminated its CAD to USD forward contracts in conjunction with entering into the new forward agreements described above. The Company received $10.4 million in connection with the settlement of the CAD to USD forward contracts, which continues to be reported in AOCI until the net investment is sold or liquidated.

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2024, 2023 and 2022:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

	Year Ended December 31,
Description	2024	2023	2022
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$305	$(91)	$1,539
Amount of Income Reclassified from AOCI into Earnings (1)	697	648	96
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	2,099	(260)	1,898
Amount of Income Reclassified from AOCI into Earnings (2)	1,008	880	276
Net Investment Hedges
Cross Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	—	—	665
Amount of Income Recognized in Earnings (2) (3)	—	—	170
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	15,285	(3,573)	8,686
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative	$17,689	$(3,924)	$12,788
Amount of Income Reclassified from AOCI into Earnings	1,705	1,528	372
Amount of Income Recognized in Earnings	—	—	170

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$130,810	$124,858	$131,175
Other income in accompanying consolidated statements of income and comprehensive income	$57,071	$45,947	$47,382
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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of December 31, 2024, the fair value of the Company's derivatives in a liability position related to these agreements was $0.03 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, which after considering the right of offset, was zero at December 31, 2024. As of December 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

11. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurement guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little to no related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2024 and 2023
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2024:
Cross Currency Swaps (1)	$—	$1,475	$—	$1,475
Currency Forward Agreements (2)	$—	$(26)	$—	$(26)
Interest Rate Swap Agreements (1)	$—	$677	$—	$677
2023:
Cross Currency Swaps (1)	$—	$384	$—	$384
Currency Forward Agreements (2)	$—	$(4,908)	$—	$(4,908)
Interest Rate Swap Agreements (1)	$—	$876	$—	$876
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2024 and 2023
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2024:
Real estate investments, net (1)	$—	$39,440	$6,500	$45,940
Investment in joint ventures (2)	—	—	—	—
2023:
Real estate investments, net (3)	$—	$—	$39,150	$39,150

(1) As further discussed in Note 5, during the year ended December 31, 2024, the Company recorded impairment charges of $51.8 million related to real estate investments, net, on five theatre properties. Management estimated the fair value of these investments taking into account various factors, including purchase offers, independent appraisals, shortened hold periods and market conditions. The Company determined, based on the inputs, that its valuation of four of these properties with purchase offers were classified as Level 2 of the fair value hierarchy and were measured at fair value. One property was measured at fair value using an independent appraisal, which used a discounted cash flow model. The significant inputs and assumptions used in the real estate appraisal included land valued at approximately $475 thousand per acre less demolition costs of approximately $13.91 per square foot of building. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
(2) As further discussed in Note 8, during the year ended December 31, 2024, the Company recorded impairment charges of $28.2 million related to its investment in two unconsolidated real estate joint ventures that own two experiential lodging properties located in St. Pete Beach, Florida and two unconsolidated real estate joint ventures that own an experiential lodging property located in Breaux Bridge, Louisiana. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures were classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

(3) As further discussed in Note 5, during the year ended December 31, 2023, the Company recorded impairment charges of $67.4 million related to real estate investments, net, on 12 properties. Management estimated the fair values of these investments taking into account various factors including independent appraisals, shortened hold periods and market conditions. The significant inputs and assumptions used in the real estate appraisals included market rents ranging from $4.50 per square foot to $20.00 per square foot, discount rates ranging from 8.50% to 11.50% and terminal capitalization rates ranging from 7.75% to 10.25%. Estimating future cash flows is highly subjective and estimates can differ materially from actual results. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2024 and 2023:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2024, the Company had a carrying value of $665.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.88%. The fixed rate mortgage notes bear interest at rates of 7.15% to 12.50%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 7.45% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $701.7 million with an estimated weighted average market rate of 8.08% at December 31, 2024.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2024, the Company had a carrying value of $200.0 million in variable rate debt outstanding with an interest rate of approximately 5.34%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2024.

At December 31, 2023, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an interest rate of approximately 5.48%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
At both December 31, 2024 and 2023, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 10 for additional information related to the Company's interest rate swap agreement.

At December 31, 2024, the Company had a carrying value of $2.68 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using December 31, 2024 market rates of 5.22% to 5.83%, management estimates the fair value of the fixed rate debt to be approximately $2.57 billion with an estimated weighted average market rate of 5.53% at December 31, 2024.

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

12. Common and Preferred Shares

On June 3, 2022, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depository shares, warrants and units. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Additionally, on June 3, 2022, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan), which permits the issuance of up to 25,000,000 common shares.

Common Shares
The Company's Board declared cash dividends totaling $3.40 and $3.30 per common share for the years ended December 31, 2024 and 2023, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2024 and 2023 are as follows:

	Cash Distributions Per Share
	2024	2023
Taxable ordinary income (1)	$2.5101	$2.3248
Return of capital	0.8799	0.9752
Long-term capital gain	—	—
Totals	$3.3900	$3.3000
(1) Amounts qualify in their entirety as 199A distributions.

During the years ended December 31, 2024 and 2023, the Company issued an aggregate of 26,878 and 22,469 common shares under its DSP Plan for net proceeds of $1.2 million and $1.0 million, respectively.

Series C Convertible Preferred Shares
The Company has 5.4 million outstanding 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2024, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4316 common shares per Series C preferred share, which is equivalent to a conversion price of $57.92 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceed a quarterly threshold of $0.6875.

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

The Company's Board declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2024 and 2023. There were non-cash distributions associated with conversion adjustments of $0.2769 and $0.2368 per Series C preferred share for the years ended December 31, 2024 and 2023, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2024 and 2023 are as follows:

	Cash Distributions per Share
	2024	2023
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

	Non-cash Distributions per Share
	2024	2023
Taxable ordinary income (2)	$—	$—
Return of capital	0.2769	0.2368
Long-term capital gain	—	—
Totals	$0.2769	$0.2368
(2) For the years ended December 31, 2024 and 2023, no amounts qualify as 199A distributions.

Series E Convertible Preferred Shares
The Company has 3.4 million outstanding 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2024, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4831 common shares per Series E preferred share, which is equivalent to a conversion price of $51.75 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Company's Board declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2024 and 2023. There were no non-cash distributions associated with conversion adjustments per Series E preferred share for both years ended December 31, 2024 and 2023. The conversion adjustment provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series E preferred share for the years ended December 31, 2024 and 2023 are as follows:

	Cash Distributions per Share
	2024	2023
Taxable ordinary income (1)	$2.2500	$2.2500
Return of capital	—	—
Long-term capital gain	—	—
Totals	$2.2500	$2.2500
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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The Company's Board declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2024 and 2023. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2024 and 2023 are as follows:

	Cash Distributions per Share
	2024	2023
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

13. Earnings Per Share

The following table summarizes the Company’s computations of basic and diluted earnings per share (EPS) for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands except per share information):

	Year Ended December 31, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$146,066
Less: preferred dividend requirements	(24,144)
Net income available to common shareholders	$121,922	75,636	$1.61
Diluted EPS:
Net income available to common shareholders	$121,922	75,636
Effect of dilutive securities:
Share options and performance share units	—	363
Net income available to common shareholders	$121,922	75,999	$1.60

	Year Ended December 31, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$173,046
Less: preferred dividend requirements	(24,145)
Net income available to common shareholders	$148,901	75,260	$1.98
Diluted EPS:
Net income available to common shareholders	$148,901	75,260
Effect of dilutive securities:
Share options and performance share units	—	455
Net income available to common shareholders	$148,901	75,715	$1.97

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

	Year Ended December 31, 2022
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$176,229
Less: preferred dividend requirements	(24,141)
Net income available to common shareholders	$152,088	74,967	$2.03
Diluted EPS:
Net income available to common shareholders	$152,088	74,967
Effect of dilutive securities:
Share options and performance share units	—	76
Net income available to common shareholders	$152,088	75,043	$2.03

The effect of the potential common shares from the conversion of the Company’s convertible preferred shares and from the exercise of share options are included in diluted earnings per share if the effect is dilutive. Potential common shares from the performance share units are included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share.

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for each of the years ended December 31, 2024, 2023 and 2022.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for each of the years ended December 31, 2024, 2023 and 2022.
•Outstanding options to purchase 57 thousand, 81 thousand and 96 thousand common shares at per share prices ranging from $44.44 to $76.63 for the years ended December 31, 2024, 2023 and 2022, respectively.
•The effect of 116 thousand contingently issuable performance share units granted during 2024 for the year ended December 31, 2024.
•The effect of 99 thousand contingently issuable performance share units granted during 2022 and 56 thousand contingently issuable performance share units granted during 2020 for the year ended December 31, 2022.

14. Retirement of Executive Vice President, General Counsel and Secretary

On March 1, 2024, the Company's Executive Vice President, General Counsel and Secretary, Craig Evans, retired from the Company. Details of Mr. Evans' retirement are included in the previously disclosed Retirement and Release Agreement entered into between the Company and Mr. Evans. The role of General Counsel and Secretary was assumed by Paul Turvey upon Mr. Evans' retirement. For the year ended December 31, 2024, the Company recorded retirement and severance expense related to Mr. Evans' retirement, as well as the departure of another employee, totaling $1.8 million, which included cash payments totaling $0.2 million and accelerated vesting of nonvested shares totaling $1.6 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
15. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016, and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 3,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance share units and restricted shares to the Company's executive officers. At December 31, 2024, there were 904,048 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2023	609,228	$44.44
Granted	290,271	41.96
Vested	(284,885)	45.47
Outstanding at December 31, 2024	614,614	$42.79	0.86
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $13.7 million, $8.7 million, and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $6.9 million, $7.6 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Expense related to nonvested shares and included in "Retirement and severance expense" in the accompanying consolidated statements of income and comprehensive income was $0.7 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, unamortized share-based compensation expense related to nonvested shares was $9.6 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2025	$5,254
2026	3,078
2027	1,246
Total	$9,578

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Number of Performance Share Units	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2023	312,641	$70.04
Granted	116,266	44.76
Vested (2)	(102,438)	75.14
Outstanding at December 31, 2024	326,469	$59.44

(1) The grant date fair value was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of the Company's future stock price over the three-year performance period for performance share units based on the Company's Total Shareholder Return (TSR) performance further described below and (ii) the Company's grant date fair value for performance share units based on the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period.

(2) The achievement of the performance conditions for the performance share units granted during the year ended December 31, 2021 resulted in a performance payout percentage of 250% for both the Company's TSR relative to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
the TSRs of the Company's peer group companies and the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and a payout percentage of 200% for the Company's CAGR in AFFO per share over the three-year performance period. The achievement of the performance conditions and the above payout percentages resulted in the issuance of 243,290 common shares and 49,574 common shares from dividend equivalents. The fair value of the performance share units and dividend equivalents that vested was $12.6 million.

The number of common shares issuable upon settlement of the performance share units granted during the years ended December 31, 2024, 2023 and 2022 will be based upon the Company's achievement level relative to the following performance measures over a three-year performance period ending December 31, 2026, 2025 and 2024, respectively. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by the target number of performance share units.

Granted during the years ended December 31,	TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
2022	50.0%	25.0%	25.0%
2023	50.0%	25.0%	25.0%
2024	52.2%	26.1%	21.7%

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $4.1 million, $5.9 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2026, 2025 and 2024 for performance share units granted in 2024, 2023 and 2022, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the years ended December 31, 2024, 2023 and 2022, respectively: risk-free interest rate of 4.5%, 4.4% and 1.7%, volatility factors in the expected market price of the Company's common shares of 30%, 52% and 71% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2024, achievement of the performance condition was deemed probable for the performance share units granted during the year ended December 31, 2022 with an expected payout percentage of 200%, which resulted in a grant date fair value of approximately $2.3 million. Achievement of the performance condition for the performance share units granted during the years ended December 31, 2024 and 2023 was deemed not probable at December 31, 2024.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.4 million, $7.9 million and $6.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Expense related to performance share units and included in "Retirement and severance expense" in the accompanying consolidated statements of income and comprehensive income was $0.9 million for the year ended December 31, 2024.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
At December 31, 2024, unamortized share-based compensation expense related to nonvested performance share units was $4.3 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2025	$2,978
2026	1,350
Total	$4,328

The performance share units accrue dividend equivalents, that are paid only if common shares are issued upon settlement of the performance share units. During the years ended December 31, 2024 and 2023, the Company accrued dividend equivalents expected to be paid on earned awards of $3.5 million and $3.8 million, respectively. During the year ended December 31, 2024, the Company paid dividend equivalents of $3.8 million related to the issuance of the performance share units granted during the year ended December 31, 2021. No dividend equivalents were paid for the year ended December 31, 2023 as the performance conditions for the performance share units granted during the year ended December 31, 2020 were not achieved.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2023	42,048	$41.67
Granted	45,410	40.69
Vested	(42,048)	41.67
Outstanding at December 31, 2024	45,410	$40.69	0.42
The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-associate Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.8 million, $1.9 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, unamortized share-based compensation expense related to restricted share units was $794 thousand, which will be recognized in 2025.

Share Options
Share options have exercise prices equal to the fair market value of a common share at the date of grant and have a term of 10 years. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2021	108,671	$44.44	—	$76.63	$56.79
Exercised	(12,559)	44.62	—	47.15	46.43
Outstanding at December 31, 2022	96,112	$44.44	—	$76.63	$58.15
Forfeited/Expired	(14,921)	46.86	—	61.79	52.68
Outstanding at December 31, 2023	81,191	$44.44	—	$76.63	$59.16
Forfeited/Expired	(23,752)	51.64	—	51.64	51.64
Outstanding at December 31, 2024	57,439	$44.44	—	$76.63	$62.26

No options were granted during the years ended December 31, 2024, 2023 and 2022. The intrinsic value of stock options exercised was $62 thousand during the year ended December 31, 2022. No options were exercised during the years ended December 31, 2024 and 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Expense recognized related to share options and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $9 thousand, $12 thousand and $14 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes outstanding and exercisable options at December 31, 2024:

	Options outstanding				Options exercisable
Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)	Options exercisable	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
44.44 - 49.99	1,838	6.1			1,380	6.1
50.00 - 59.99	3,835	3.1			3,835	3.1
60.00 - 69.99	47,610	1.6			47,610	1.6
70.00 - 76.63	4,156	3.0			4,156	3.0
	57,439	2.0	$62.26	$—	56,981	2.0	$62.41	$—

16. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 25 years.

The following table summarizes the future minimum rentals on the Company's lessor and sublessor arrangements at December 31, 2024 (in thousands):

	December 31, 2024
	Operating leases	Sub-lessor operating ground leases
	Amount (1)	Amount (1)	Total
Year:
2025	$503,782	$26,324	$530,106
2026	508,235	24,829	533,064
2027	494,307	24,303	518,610
2028	486,042	23,489	509,531
2029	481,912	21,930	503,842
Thereafter	3,010,617	176,095	3,186,712
Total	$5,484,895	$296,970	$5,781,865
(1) Included in rental revenue.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2024 and 2023, the Company was lessee in 51 operating ground leases, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2024, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2024, the ground lease arrangements have remaining terms ranging from one year to 42 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of December 31, 2024, the Company does not have any leases that have not commenced but that create significant rights and obligations.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The Company determines whether an arrangement is or includes a lease at contract inception. For arrangements in which the Company is lessee, operating lease right-of-use assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease terms. As the Company's leases do not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate was adjusted for collateral based on the information available at adoption or the commencement date. Inputs to the calculation of the Company's incremental borrowing rate include its senior notes and their option adjusted credit spreads over comparable U.S. Treasury rates, adjusted to a collateralized basis by estimating the credit spread improvement that would result from an upgrade of one ratings classification.

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2024, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2024
	Ground Leases (1)	Office lease (2)
Year:
2025	$27,844	$958
2026	26,401	717
2027	25,075	—
2028	24,192	—
2029	22,635	—
Thereafter	190,198	—
Total lease payments	$316,345	$1,675
Less: imputed interest	105,531	89
Present value of lease liabilities	$210,814	$1,586
(1) Included in property operating expense.
(2) Included in general and administrative expense.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2024 and 2023 (in thousands):

		As of December 31,
	Classification	2024	2023
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$171,885	$184,376
Office lease asset	Operating lease right-of-use assets	1,479	2,252
Total operating lease right-of-use assets		$173,364	$186,628
Sub-lessor straight-line rent receivable	Accounts receivable	17,527	17,430
Total leased assets		$190,891	$204,058
Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$210,814	$224,540
Office lease liability	Operating lease liabilities	1,586	2,421
Total lease liabilities		$212,400	$226,961

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
The following table summarizes rental revenue, including sublease arrangements and lease costs, including impairment charges on operating lease right-of-use assets for the years ended December 31, 2024, 2023 and 2022(in thousands):

		Year ended December 31,
	Classification	2024	2023	2022
Rental revenue
Operating leases	Rental revenue	$559,079	$588,751	$551,383
Sublease income - operating ground leases	Rental revenue	26,088	27,388	24,218
Lease costs
Operating ground lease cost	Property operating expense	$26,277	$26,290	$25,167
Operating office lease cost	General and administrative expense	896	896	904
Operating lease right-of-use asset impairment charges (1)	Impairment charges	—	—	1,968

(1) During the year ended December 31, 2022, the Company recognized an impairment charge of $2.0 million. See Note 5 for the details on this impairment.

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for arrangements where the Company is the lessee as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted-average remaining lease term in years
Operating ground leases	14.1	14.6
Operating office lease	1.8	2.8
Weighted-average discount rate
Operating ground leases	5.40%	5.37%
Operating office lease	6.04%	6.04%

17. Other Commitments and Contingencies

As of December 31, 2024, the Company had 15 development projects with commitments to fund an aggregate of approximately $164.4 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2024, the Company had three mortgage notes with commitments totaling approximately $49.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

In connection with construction of the Company's development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of December 31, 2024, the Company had three surety bonds outstanding totaling $0.6 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
18. Segment Information

The Company groups its investments into two reportable segments: Experiential and Education.

The financial information summarized below is presented by reportable segment (in thousands):

Balance Sheet Data:
	As of December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,171,845	$409,801	$34,861	$5,616,507

	As of December 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,189,831	$433,177	$77,877	$5,700,885

Operating Data:
	For the Year Ended December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$547,310	$37,857	$—	$585,167
Other income	56,297	100	674	57,071
Mortgage and other financing income	55,005	825	—	55,830
Total revenue	658,612	38,782	674	698,068
Property operating expense	57,616	573	957	59,146
Other expense	56,877	—	—	56,877
Total investment expenses	114,493	573	957	116,023
Net operating income (loss) - before unallocated items	544,119	38,209	(283)	582,045

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(50,096)
Retirement and severance expense				(1,836)
Transaction costs				(798)
(Provision) benefit for credit losses, net				(12,247)
Impairment charges				(51,764)
Depreciation and amortization				(165,733)
Gain on sale of real estate				16,101
Costs associated with loan refinancing or payoff				(337)
Interest expense, net				(130,810)
Equity in loss from joint ventures				(8,809)
Impairment charges on joint ventures				(28,217)
Income tax expense				(1,433)
Net income				146,066
Preferred dividend requirements				(24,144)
Net income available to common shareholders of EPR Properties				$121,922

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Sugar Land, TX	$—	$—	$19,100	$4,152	$—	$23,252	$23,252	$(14,113)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(12,884)	11/97	40 years
Columbus, OH	—	—	12,685	1,133	—	13,818	13,818	(10,882)	11/97	28 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(10,619)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(15,358)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(9,221)	11/97	40 years
Houston, TX	—	7,957	22,861	(1,455)	7,712	21,651	29,363	(14,596)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(20,298)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(15,684)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(18,123)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(20,231)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(5,110)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(14,885)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(9,100)	12/98	40 years
Boise, ID	—	—	16,003	400	—	16,403	16,403	(10,513)	12/98	40 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(8,384)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(9,484)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(7,559)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(8,460)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(4,290)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(3,870)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(8,120)	03/02	40 years
Greenville, SC	—	1,660	7,570	473	1,660	8,043	9,703	(4,460)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(13,500)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(11,609)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(9,821)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(12,257)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(4,411)	12/02	40 years
Macon, GA	—	1,982	5,056	1,462	1,982	6,518	8,500	(2,970)	03/03	40 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(2,526)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(5,022)	11/03	40 years
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(9,283)	03/04	40 years
Hamilton, NJ	—	4,869	18,143	20	4,869	18,163	23,032	(9,422)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(9,572)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(5,705)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(5,364)	07/04	24 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(6,414)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(4,575)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(5,808)	12/04	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(4,318)	02/05	40 years
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(5,686)	03/05	40 years
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(4,493)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(2,899)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(5,445)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,818)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(2,951)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(8,708)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(2,380)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(5,721)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(6,949)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(3,219)	04/06	40 years
Winston Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(7,111)	07/06	40 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(6,784)	08/06	40 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(6,794)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(5,175)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(5,424)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(3,173)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(10,271)	11/07	20 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(4,279)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(741)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(4,746)	12/09	40 years
Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(663)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(2,800)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(4,877)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(646)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,769)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(1,459)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(1,969)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(1,624)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(3,605)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(2,463)	12/09	40 years
Beaver Creek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(2,823)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(1,915)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(845)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(4,208)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(714)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(2,329)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,751)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(1,856)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(2,115)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(4,597)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	1,963	4,263	13,589	17,852	(4,633)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(3,995)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(5,259)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(4,660)	06/10	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Hooksett, NH	—	2,639	11,605	(8,306)	1,382	4,556	5,938	—	03/11	40 years
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(1,528)	03/11	40 years
Merrimack, NH	—	3,160	5,642	(2,865)	2,712	3,225	5,937	—	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(2,462)	03/11	40 years
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(1,505)	04/11	40 years
Dallas, TX	—	—	12,146	(3,869)	—	8,277	8,277	(494)	03/12	n/a
Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(3,805)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,819)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(2,634)	09/12	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(2,350)	11/12	40 years
Gainesville, VA	—	—	10,846	95	—	10,941	10,941	(3,029)	02/13	40 years
Lafayette, LA	14,360	—	12,728	1,438	—	14,166	14,166	(3,726)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	450	1,815	9,922	11,737	(2,697)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,648	1,579	27,252	28,831	(10,147)	10/13	40 years
Warrenville, IL	—	14,000	17,318	(5,344)	8,270	17,704	25,974	(6,743)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(2,906)	08/13	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(3,573)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(2,902)	04/14	40 years
New Albany, IN	—	2,461	14,807	210	2,461	15,017	17,478	(4,204)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(5,546)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(2,515)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(4,728)	04/14	40 years
Sterling Heights, MI	—	10,849	—	(3,712)	6,949	188	7,137	(183)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(1,592)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(1,705)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(8,451)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(2,013)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(5,444)	07/15	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(1,871)	06/16	25 years
Franklin, TN	—	10,158	17,549	8,685	9,825	26,567	36,392	(9,269)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(6,018)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(5,147)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(7,693)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,245	2,784	12,279	15,063	(3,247)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(2,332)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(3,759)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(1,874)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(3,363)	05/17	27 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(8,076)	05/17	23 years
Richmond, TX	—	7,251	36,535	(30,720)	2,296	10,770	13,066	(157)	08/17	40 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(5,380)	08/17	40 years
Cleveland, OH	—	5,060	21,072	374	5,060	21,446	26,506	(7,195)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(2,135)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(1,381)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(4,724)	06/18	40 years
Staten Island, NY	—	—	12,479	(6,529)	—	5,950	5,950	(508)	12/18	19 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Beaumont, CA	—	2,421	12,026	—	2,421	12,026	14,447	(1,298)	01/19	40 years
Brandywine, MD	—	5,251	10,520	(10,971)	1,783	3,017	4,800	(154)	03/19	34 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(4,335)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(2,770)	03/19	37 years
Savoy, IL	—	1,938	10,554	1,802	1,938	12,356	14,294	(3,421)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(5,559)	06/19	30 years
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(4,076)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(2,695)	06/19	40 years
Columbia, MD	—	12,642	14,152	(10,729)	8,494	7,571	16,065	—	06/19	34 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(2,764)	06/19	35 years
Foothill Ranch, CA	—	7,653	14,090	(15,243)	6,500	—	6,500	—	06/19	n/a
Wilsonville, OR	—	2,742	1,301	—	2,742	1,301	4,043	(545)	06/19	23 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(2,859)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(2,142)	06/19	30 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(2,113)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(2,139)	06/19	23 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(1,626)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(1,034)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(1,285)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(1,276)	06/19	24 years
New Hartford, NY	—	946	11,985	(141)	946	11,844	12,790	(2,251)	10/19	31 years
Columbus, OH	—	5,211	14,179	1,086	5,211	15,265	20,476	(3,077)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(4,201)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(1,452)	12/19	28 years
Bluffton, SC	—	1,912	3,053	826	1,912	3,879	5,791	(987)	03/20	25 years
Cherry Hill, NJ	—	5,038	9,206	—	5,038	9,206	14,244	(3,137)	03/20	25 years

Eat & Play
Westminster, CO	—	12,055	29,914	25,545	10,848	56,666	67,514	(34,382)	06/99	40 years
New Rochelle, NY	—	6,100	97,696	15,759	6,100	113,455	119,555	(61,230)	10/03	40 years
Kanata, ON	—	10,044	36,630	27,044	8,757	64,961	73,718	(31,575)	03/04	40 years
Mississagua, ON	—	9,221	17,593	18,242	10,571	34,485	45,056	(15,913)	03/04	40 years
Oakville, ON	—	10,044	23,646	11,245	8,757	36,178	44,935	(18,001)	03/04	40 years
Whitby, ON	—	10,202	21,960	27,651	11,426	48,387	59,813	(22,593)	03/04	40 years
Burbank, CA	—	16,584	35,016	13,151	16,584	48,167	64,751	(22,006)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(2,499)	07/11	40 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(4,881)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(4,978)	02/12	30 years
Jacksonville, FL	—	4,510	5,061	4,748	4,510	9,809	14,319	(4,381)	02/12	30 years
Oakbrook, IL	—	—	8,068	536	—	8,604	8,604	(2,755)	03/12	15 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(4,067)	09/12	40 years
Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(3,692)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	(26)	5,582	16,616	22,198	(4,362)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(4,447)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(3,873)	07/13	40 years
Warrenville, IL	—	—	6,469	9,625	2,906	13,188	16,094	(5,514)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(3,940)	12/13	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(4,007)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(3,966)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(4,110)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(4,548)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(4,070)	06/14	40 years
Ashburn VA	—	—	16,873	101	—	16,974	16,974	(3,952)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(4,577)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(3,840)	09/14	40 years
Webster, TX	—	5,631	17,732	799	5,210	18,952	24,162	(4,325)	11/14	40 years
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(4,275)	12/14	40 years
Edison, NJ	—	—	22,792	1,489	—	24,281	24,281	(4,847)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(4,242)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(4,573)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(4,814)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(4,635)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(3,320)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(4,160)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(2,951)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	—	4,674	17,537	22,211	(3,361)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(5,096)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(1,831)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(2,485)	08/17	40 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(3,286)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(3,647)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(3,586)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(4,193)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(4,005)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(3,398)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(3,488)	09/18	40 years
Katy, TX	—	5,210	16,247	232	3,431	18,258	21,689	(2,336)	06/19	40 years
Gwinnett, GA	—	3,318	17,873	—	3,318	17,873	21,191	(2,425)	06/20	40 years
San Jose, CA	—	—	26,752	—	—	26,752	26,752	(3,276)	03/21	40 years
Ontario, CA	—	—	34,943	—	—	34,943	34,943	(3,639)	12/21	40 years
King of Prussia, PA	—	—	35,196	—	—	35,196	35,196	(1,535)	02/22	40 years

Ski
Bellefontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(6,839)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(22,429)	09/13	40 years
Northstar, CA	—	56,005	106,644	—	56,005	106,644	162,649	(39,193)	04/17	40 years

Attractions
Kiamesha Lake, NY	—	34,897	228,462	2,650	34,897	231,112	266,009	(61,218)	07/10	30 years
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(28,665)	05/15	40 years
Denver, CO	—	753	6,218	—	753	6,218	6,971	(1,641)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(1,825)	03/17	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(15,798)	04/17	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(5,597)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(1,536)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	5,794	17,450	35,507	52,957	(9,526)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(5,848)	04/17	30 years
Spring, TX	—	18,776	31,402	—	18,776	31,402	50,178	(10,127)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(8,026)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(3,105)	04/17	30 years
Federal Way, WA	—	—	13,949	(12,149)	—	1,800	1,800	(878)	04/17	12 years
Colony, TX	—	—	7,617	305	—	7,922	7,922	(5,411)	04/17	30 years
Garland, TX	—	—	5,601	1,188	—	6,789	6,789	(4,105)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(9,783)	04/17	30 years
Concord, CA	—	—	9,808	5,120	—	14,928	14,928	(4,900)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(2,118)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(2,584)	10/17	30 years
Valcartier, QC	—	5,906	81,534	3,693	5,560	85,573	91,133	(10,275)	06/22	31 years
Ottawa, ON	—	13,482	32,357	4,504	12,690	37,653	50,343	(5,927)	06/22	20 years
Old Forge, NY	—	1,722	31,718	—	1,722	31,718	33,440	(1,817)	03/24	30 years

Experiential Lodging
Pigeon Forge, TN	—	5,697	14,100	16,869	8,604	28,062	36,666	(3,523)	04/20	15 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(4,360)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(1,699)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	—	2,043	5,769	7,812	(1,507)	01/18	30 years
Pagosa Springs, CO	—	9,791	15,635	2,339	9,791	17,974	27,765	(5,173)	06/18	30 years
Chicago, IL	—	4,501	13,461	—	4,501	13,461	17,962	(1,188)	02/22	40 years
Murrieta, CA	—	28,787	92,207	—	28,787	92,207	120,994	(2,849)	08/22	30 years
Brooklyn, NY	—	14,465	25,294	—	14,465	25,294	39,759	(1,235)	02/23	40 years
Belmont, CA	—	3,923	4,720	—	3,923	4,720	8,643	(163)	12/23	30 years

Gaming
Kiamesha Lake, NY	—	155,658	—	19,524	156,785	18,397	175,182	(2,740)	07/10	50 years

Cultural
St. Louis, MO	—	5,481	41,951	3,153	5,481	45,104	50,585	(8,931)	12/18	40 years

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	902	986	4,426	5,412	(1,667)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	222	1,308	7,497	8,805	(2,876)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	979	1,149	10,818	11,967	(3,802)	08/13	40 years
Mesa, AZ	—	762	6,987	1,501	762	8,488	9,250	(3,554)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	316	1,295	9,508	10,803	(3,369)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	418	1,278	11,160	12,438	(3,766)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(1,198)	07/14	30 years
McKinney, TX	—	1,812	12,419	1,841	1,812	14,260	16,072	(4,790)	11/14	30 years
West Chester, OH	—	1,807	12,913	455	1,807	13,368	15,175	(3,929)	07/15	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(4,211)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	523	2,603	16,136	18,739	(4,568)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	561	3,743	15,488	19,231	(5,066)	08/15	30 years
Carmel, IN	—	1,567	12,854	366	1,561	13,226	14,787	(3,932)	09/15	30 years
Fishers, IN	—	1,226	13,144	700	1,226	13,844	15,070	(3,855)	12/15	30 years
Westerville, OH	—	2,988	14,339	362	2,988	14,701	17,689	(4,449)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	(1,287)	1,476	13,135	14,611	(3,720)	06/16	30 years
Louisville, KY	—	377	1,526	—	377	1,526	1,903	(428)	08/16	30 years
Louisville, KY	—	216	1,006	—	216	1,006	1,222	(282)	08/16	30 years
Cheshire, CT	—	420	3,650	—	420	3,650	4,070	(992)	11/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(1,353)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(1,311)	11/16	30 years
Louisville, KY	—	481	2,050	—	481	2,050	2,531	(552)	12/16	30 years
Bala Cynwyd, PA	—	1,785	3,759	—	1,785	3,759	5,544	(1,013)	12/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(1,260)	12/16	30 years
Kennesaw, GA	—	690	844	—	690	844	1,534	(225)	01/17	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(553)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(450)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(463)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(678)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(841)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(624)	01/17	35 years
Lewis Center, OH	—	410	4,285	(2,065)	270	2,360	2,630	(184)	01/17	20 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(883)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(612)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(330)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(1,275)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(739)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(414)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(1,279)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(756)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(774)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(428)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(1,072)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(706)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(511)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(1,251)	02/17	30 years
New Berlin, WI	—	368	1,704	—	368	1,704	2,072	(450)	02/17	30 years
Oak Creek, WI	—	283	1,690	—	283	1,690	1,973	(446)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(1,501)	03/17	30 years
Berlin, CT	—	494	2,958	—	494	2,958	3,452	(747)	06/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(137)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(901)	02/18	35 years
McKinney, TX	—	1,233	4,447	—	1,233	4,447	5,680	(926)	02/18	30 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(761)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(773)	09/18	35 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2024
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(497)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(877)	08/19	24 years

Private Schools
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(11,111)	02/14	40 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(1,625)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(1,188)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(1,589)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(1,246)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(2,048)	01/17	35 years
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(557)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(322)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(2,336)	01/17	35 years

Property under development	—	112,263	—	—	112,263	—	112,263	—	n/a	n/a
Land held for development	—	20,168	—	—	20,168	—	20,168	—	n/a	n/a
Unsecured revolving credit facility	175,000	—	—	—	—	—	—	—	n/a	n/a
Senior unsecured notes payable	2,679,597	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(19,134)	—	—	—	—	—	—	—	n/a	n/a
Total	$2,860,458	$1,378,728	$4,397,319	$354,387	$1,350,849	$4,779,585	$6,130,434	$(1,562,645)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2024

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$6,124,475
Acquisition and development of real estate investments during the year	141,336
Disposition of real estate investments during the year	(64,274)
Impairment of real estate investments during the year	(71,103)
Balance at close of year	$6,130,434
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$1,435,683
Depreciation during the year	152,600
Disposition of real estate investments during the year	(5,391)
Impairment of real estate investments during the year	(20,247)
Balance at close of year	$1,562,645
See accompanying report of independent registered public accounting firm.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the effectiveness of controls
Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
Item 9B. Other Information
During the three months ended December 31, 2024, no "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, was adopted or terminated by any trustee or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 6, 2025 (the “Proxy Statement”), will contain under the captions “Election of Trustees”, “Company Governance”, “Executive Officers” and "Delinquent Section 16(a) Reports" the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

Code of Conduct
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, associates and trustees. The Code of Business Conduct and Ethics may be viewed on our website at www.eprkc.com. Changes to and waivers granted with respect to the Code of Business Conduct and Ethics required to be disclosed pursuant to applicable rules and regulations will be posted on our website.

Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by trustees, officers and associates that is designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. In addition, the Insider Trading Policy requires the Company to comply with applicable laws and regulations relating to trading in its securities. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation
The Proxy Statement will contain under the captions “Election of Trustees”, “Executive Compensation”, “Compensation Committee Report”, and "Grant Practices Regarding Equity", the information required by Item 11 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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

4.11.1	Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11.1

4.11.2	First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11.2

4.11.3	Second Amendment to Note Purchase Agreement, dated June 29, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 4.11.3

4.11.4	Third Amendment to Note Purchase Agreement, dated December 24, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.4 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.11.4

4.11.5	Fourth Amendment to Note Purchase Agreement, dated January 14, 2022, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.5 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 23, 2022, is hereby incorporated by reference as Exhibit 4.11.5

4.12	Description of Securities Registered under Section 12 of the Exchange Act, which is attached as Exhibit 4.12 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 29, 2024, is hereby incorporated by reference as Exhibit 4.12

10.1.1	Third Amended, Restated and Consolidated Credit Agreement, dated as of October 6, 2021, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on October 6, 2021, is hereby incorporated by reference as Exhibit 10.1.1

10.1.2	Amendment No. 1 to Third Amended, Restated and Consolidated Credit Agreement, dated February 17, 2023, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1.2 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 23, 2023, is hereby incorporated by reference as Exhibit 10.1.2

10.1.3	Amendment No. 2 to Third Amended, Restated and Consolidated Credit Agreement, dated July 3, 2024, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 1, 2024, is hereby incorporated by reference as Exhibit 10.1.3

10.2*	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, is attached hereto as Exhibit 10.2

10.3*	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*	2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.4

10.5*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9*	EPR Properties 2016 Equity Incentive Plan (as amended and restated effective May 28, 2021), which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 1, 2021, is hereby incorporated by reference as Exhibit 10.9

10.10*	Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*	Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*	Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.12

10.13*	Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.13

10.14*	EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.14

10.15*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020), which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2020, is hereby incorporated by reference as Exhibit 10.15

10.16*	2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.16

10.17*	Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.17

10.18*	Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.18

10.19*	Retirement and Release Agreement, dated as of February 26, 2023, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on May 2, 2024, is hereby incorporated by reference as Exhibit 10.19

10.20	Fourth Amended, Restated and Consolidated Credit Agreement, dated as of September 19, 2024, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 23, 2024, is hereby incorporated by reference as Exhibit 10.20

19	Insider Trading Policy is attached hereto as Exhibit 19

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

24	Power of Attorney (included in signature page)

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

97.1	Policy relating to the Recovery of Erroneously Awarded Compensation is attached hereto as Exhibit 97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EPR Properties

Dated:	February 27, 2025	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gregory K. Silvers, Mark A. Peterson and Paul R. Turvey, and each of them, as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Gregory K. Silvers	February 27, 2025
Gregory K. Silvers, Chairman, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 27, 2025
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 27, 2025
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Peter C. Brown	February 27, 2025
Peter C. Brown, Trustee

/s/ William P. Brown	February 27, 2025
William P. Brown, Trustee

/s/ John P. Case	February 27, 2025
John P. Case, Trustee

/s/ James B. Connor	February 27, 2025
James B. Connor, Trustee

/s/ Virginia E. Shanks	February 27, 2025
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 27, 2025
Robin P. Sterneck, Trustee

/s/ Lisa G. Trimberger	February 27, 2025
Lisa G. Trimberger, Trustee

/s/ Caixia Ziegler	February 27, 2025
Caixia Ziegler, Trustee