Form 10-Q
period 2025-03-31
EPR PROPERTIES
filed 2025-05-08
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

At May 7, 2025, there were 76,068,501 common shares outstanding.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•Global economic uncertainty, disruptions in financial markets, and challenging economic conditions, including but not limited to those associated with global trade disruptions;
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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the Securities and Exchange Commission ("SEC") on February 27, 2025, as supplemented by Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,595,820 and $1,562,645 at March 31, 2025 and December 31, 2024, respectively	$4,353,893	$4,435,358
Land held for development	20,168	20,168
Property under development	118,264	112,263
Operating lease right-of-use assets	180,557	173,364
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $6,259 and $17,111 at March 31, 2025 and December 31, 2024, respectively	659,004	665,796
Investment in joint ventures	11,361	14,019
Cash and cash equivalents	20,572	22,062
Restricted cash	6,354	13,637
Accounts receivable	85,811	84,589
Other assets	76,565	75,251
Total assets	$5,532,549	$5,616,507
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$93,248	$107,976
Operating lease liabilities	219,305	212,400
Common dividends payable	22,440	25,831
Preferred dividends payable	6,032	6,032
Unearned rents and interest	78,550	80,565
Debt	2,791,962	2,860,458
Total liabilities	3,211,537	3,293,262
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at March 31, 2025 and December 31, 2024; and 84,160,742 and 83,619,740 shares issued at March 31, 2025 and December 31, 2024, respectively	842	836
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,616 and 5,392,716 Series C convertible shares issued at March 31, 2025 and December 31, 2024, respectively; liquidation preference of $134,815,400	54	54
3,445,980 Series E convertible shares issued at March 31, 2025 and December 31, 2024; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at March 31, 2025 and December 31, 2024; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,963,430	3,950,528
Treasury shares at cost: 8,094,386 and 7,883,581 common shares at March 31, 2025 and December 31, 2024, respectively	(295,258)	(285,413)
Accumulated other comprehensive loss	(3,567)	(3,756)
Distributions in excess of net income	(1,344,583)	(1,339,098)
Total equity	$2,321,012	$2,323,245
Total liabilities and equity	$5,532,549	$5,616,507
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2025	2024
Rental revenue	$146,359	$142,281
Other income	11,636	12,037
Mortgage and other financing income	17,038	12,914
Total revenue	175,033	167,232
Property operating expense	15,171	14,920
Other expense	12,611	12,976
General and administrative expense	14,024	13,908
Retirement and severance expense	—	1,836
Transaction costs	567	1
Provision (benefit) for credit losses, net	(652)	2,737
Depreciation and amortization	41,089	40,469
Total operating expenses	82,810	86,847
Gain on sale of real estate	9,384	17,949
Income from operations	101,607	98,334
Interest expense, net	33,021	31,651
Equity in loss from joint ventures	2,647	3,627
Income before income taxes	65,939	63,056
Income tax expense	136	347
Net income	65,803	62,709
Preferred dividend requirements	6,032	6,032
Net income available to common shareholders of EPR Properties	$59,771	$56,677
Net income available to common shareholders of EPR Properties per share:
Basic	$0.79	$0.75
Diluted	$0.78	$0.75
Shares used for computation (in thousands):
Basic	75,804	75,398
Diluted	76,215	75,705

Other comprehensive income:
Net income	$65,803	$62,709
Foreign currency translation adjustment	181	(6,909)
Unrealized gain on derivatives, net	8	4,732
Comprehensive income attributable to EPR Properties	$65,992	$60,532

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Issuance of nonvested shares and performance share units	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	3,692	—	—	—	3,692
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(6,909)	—	(6,909)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,732	—	4,732
Net income	—	—	—	—	—	—	—	62,709	62,709
Issuances of common shares	6,245	—	—	—	273	—	—	—	273
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(598)	(598)
Dividends to common shareholders ($0.835 per share)	—	—	—	—	—	—	—	(63,146)	(63,146)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2024	83,553,611	$835	14,838,896	$148	$3,939,242	$(285,413)	$1,119	$(1,207,614)	$2,448,317

Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	1,564	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units	532,326	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,833)	—	—	(9,833)
Share-based compensation expense	—	—	—	—	3,867	—	—	—	3,867
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	—	65,803	65,803
Issuances of common shares	6,801	—	—	—	329	—	—	—	329
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Stock option exercises, net	268	—	—	—	12	(12)	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to common shareholders ($0.865 per share)	—	—	—	—	—	—	—	(65,753)	(65,753)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2025	84,160,742	$842	14,838,596	$148	$3,963,430	$(295,258)	$(3,567)	$(1,344,583)	$2,321,012
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$65,803	$62,709
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(9,384)	(17,949)
Deferred income tax benefit	(530)	(277)
Equity in loss from joint ventures	2,647	3,627
Distributions from joint ventures	11	—
Provision (benefit) for credit losses, net	(652)	2,737
Depreciation and amortization	41,089	40,469
Amortization of deferred financing costs	2,206	2,212
Amortization of above/below market leases and tenant allowances, net	(81)	(84)
Share-based compensation expense to management and Trustees	3,867	3,692
Share-based compensation expense included in retirement and severance expense	—	1,598
Change in assets and liabilities:
Operating lease assets and liabilities	(293)	(287)
Mortgage notes accrued interest receivable	(1,687)	(1,418)
Accounts receivable	(3,862)	(5,819)
Other assets	(1,507)	(3,878)
Accounts payable and accrued liabilities	3,759	6,202
Unearned rents and interest	(2,017)	6,009
Net cash provided by operating activities	99,369	99,543
Investing activities:
Acquisition of and investments in real estate and other assets	(14,667)	(34,531)
Proceeds from sale of real estate	70,810	46,188
Investment in mortgage notes receivable	(298)	(9,969)
Proceeds from mortgage notes receivable paydowns	9,287	198
Proceeds from note receivable paydowns	138	136
Additions to properties under development	(22,873)	(40,573)
Net cash provided (used) by investing activities	42,397	(38,551)
Financing activities:
Proceeds from long-term debt facilities	70,000	—
Principal payments on debt	(140,000)	—
Deferred financing fees paid	(55)	(53)
Net proceeds from issuance of common shares	232	185
Purchase of common shares for treasury for vesting	(9,833)	(11,375)
Dividends paid to shareholders	(70,834)	(68,241)
Net cash used by financing activities	(150,490)	(79,484)
Effect of exchange rate changes on cash	(49)	(84)
Net change in cash and cash equivalents and restricted cash	(8,773)	(18,576)
Cash and cash equivalents and restricted cash at beginning of the period	35,699	80,981
Cash and cash equivalents and restricted cash at end of the period	$26,926	$62,405
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$22,062	$78,079
Restricted cash at beginning of the period	13,637	2,902
Cash and cash equivalents and restricted cash at beginning of the period	$35,699	$80,981

Cash and cash equivalents at end of the period	$20,572	$59,476
Restricted cash at end of the period	6,354	2,929
Cash and cash equivalents and restricted cash at end of the period	$26,926	$62,405

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$1,583	$111,154
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$25,858	$20,096

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,731	$17,265
Cash paid during the period for income taxes	$1,231	$617
Interest cost capitalized	$1,468	$958
Change in accrued capital expenditures	$(13,524)	$(6,762)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.

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

The Company's variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2025 and December 31, 2024, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $17.6 million and $19.1 million as of March 31, 2025 and December 31, 2024, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $9.8 million and $10.5 million as of March 31, 2025 and December 31, 2024, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. There were no straight-line write-offs recognized during the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the Company recognized $3.4 million and $3.7 million, respectively, of straight-line rental revenue.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the three months ended March 31, 2025 and 2024, the Company recognized $0.7 million and $0.4 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For both the three months ended March 31, 2025 and 2024, the amounts due for non-lease components included in rental revenue was $4.7 million.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $3.3 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of March 31, 2025, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the three months ended March 31, 2025 related to one borrower and was $1.8 million. There was no participating interest income for the three months ended March 31, 2024.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the three months ended March 31, 2025 and 2024. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$25,176	14.4%	$24,723	14.8%
AMC	23,789	13.6%	23,464	14.0%
Regal	18,722	10.7%	18,706	11.2%

Impact of Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances annual income tax disclosures by requiring entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the ASU requires annual disclosure of income taxes paid disaggregated by jurisdiction. The guidance became effective for fiscal year beginning after December 15, 2024 on a prospective basis. The Company will include such disclosure in its Annual Report on Form10-K for the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 22-40): Disaggregation of Income Statement Expenses. The ASU requires entities to provide enhanced disclosures related to certain income statement costs and expenses in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company's financial statements and related disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Buildings and improvements	$4,599,164	$4,632,557
Furniture, fixtures & equipment	121,512	118,575
Land	1,200,584	1,218,418
Leasehold interests	28,453	28,453
	5,949,713	5,998,003
Accumulated depreciation	(1,595,820)	(1,562,645)
Total	$4,353,893	$4,435,358

Depreciation expense on real estate investments was $40.1 million and $39.5 million for the three months ended March 31, 2025 and 2024, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2025 totaled $37.7 million, and included $14.3 million for the acquisition of an attraction property in New Jersey. Investment spending for the three months ended March 31, 2025 also included experiential build-to-suit development and redevelopment projects.

During the three months ended March 31, 2025, the Company completed the sale of one vacant theatre property, two operating theatre properties, one vacant early childhood education center and 10 leased early childhood education centers for net proceeds totaling $70.8 million and recognized a net gain on sale totaling $9.4 million.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of March 31, 2025, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $659.0 million and $665.8 million at March 31, 2025 and December 31, 2024, respectively. Investment in notes receivable, including related accrued interest receivable, was $3.2 million and $3.3 million at March 31, 2025 and December 31, 2024, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the three months ended March 31, 2025, the Company received $8.1 million in net proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties in Florida.

During the year ended December 31, 2024, the Company made the decision to exit its unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana. The Company had previously provided an $11.3 million subordinated mortgage note receivable to the unconsolidated real estate joint venture holding the property. During the year ended December 31, 2024, the Company recorded an allowance for credit loss totaling $10.3 million for this mortgage note receivable. On February 4, 2025, the Company received $1.0 million in exchange for the sale of its remaining subordinated mortgage note receivable and accordingly reduced the allowance for credit loss by the $10.3 million of principal that was forgiven. Additionally, during the three months ended March 31, 2025, the Company wrote-off $1.9 million of principal for a note receivable that was fully reserved.

At March 31, 2025, one of the Company's mortgage notes receivable and one of the Company's notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of March 31, 2025 on the mortgage note receivable and the note receivable. The mortgage note receivable has a carrying amount at March 31, 2025 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. The one note receivable remains fully reserved with an allowance for credit loss totaling $6.9 million, which represents the outstanding principal balance of the note as of March 31, 2025. Income from these borrowers is recognized on a cash basis. During the three months ended March 31, 2025 and 2024, the Company received cash basis interest payments of $0.3 million and $0.2 million, respectively, from the mortgage note receivable borrower.

At March 31, 2025, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.9 million, which is fully reserved in the allowance for credit losses at March 31, 2025.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2025 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2024	$17,111	$740	$8,811	$—	$26,662
Provision (benefit) for credit losses, net	(432)	(217)	(3)	—	(652)
Charge-offs	(10,420)	—	(1,916)	—	(12,336)
Recoveries	—	—	—	—	—
Allowance for credit losses at March 31, 2025	$6,259	$523	$6,892	$—	$13,674

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Receivable from tenants	$3,857	$5,160
Receivable from non-tenants (1)	7,076	7,094
Straight-line rent receivable	74,878	72,335
Total	$85,811	$84,589

(1) Receivable from non-tenants includes a payment of $5.9 million made to the City of Kansas City, Missouri under protest related to an assessment of tax years ending December 31, 2018 through 2022. The City has denied the Company’s necessary deduction for dividends paid for each of these years resulting in assessment of additional tax, penalties and interest. The Company filed a lawsuit and demanded a refund of the $5.9 million payment during the year ended December 31, 2024. The Company and the City have reached an agreement regarding the apportionment of taxes in future periods, which is favorable to the Company. Although there can be no assurances, based on the Company's position in the lawsuit, the Company believes that it is more likely than not that the payment will be refunded.

7. Capital Markets and Dividends

During the three months ended March 31, 2025, the Company declared cash dividends totaling $0.865 per common share. Additionally, during the three months ended March 31, 2025, the Company declared cash dividends of $0.359375 per share, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 per share, on the Company's 9.00% Series E cumulative convertible preferred shares.

Subsequent to March 31, 2025, the Company fully repaid its $300.0 million senior unsecured notes due April 1, 2025, using borrowings under its $1.0 billion senior unsecured revolving credit facility.

8. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $2.0 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively. The Company had no derivative liabilities at March 31, 2025 and had derivative liabilities of $0.03 million at December 31, 2024. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2025 or December 31, 2024. See Note 9 for disclosures relating to the fair value of the derivative instruments.

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

At March 31, 2025, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of March 31, 2025 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2025, the Company estimates that during the twelve months ending March 31, 2026, $10 thousand of gains will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of March 31, 2025, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2025, the Company estimates that during the twelve months ending March 31, 2026, $0.8 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2025, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2025 and 2024.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months Ended March 31, 2025 and 2024 (Dollars in thousands)

	Three Months Ended March 31,
Description	2025	2024
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$20	$334
Amount of Income Reclassified from AOCI into Earnings (1)	120	183
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	68	342
Amount of Income Reclassified from AOCI into Earnings (2)	272	227
Net Investment Hedges
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	312	4,466
Total
Amount of Gain Recognized in AOCI on Derivatives	$400	$5,142
Amount of Income Reclassified from AOCI into Earnings	392	410

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$33,021	$31,651
Other income in accompanying consolidated statements of income and comprehensive income	$11,636	$12,037
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024.

Credit-risk-related Contingent Features
The Company has an agreement with its interest rate derivative counterparty that contains a provision where, if the Company defaults on any of its obligations for borrowed money or credit in an amount exceeding $50.0 million and such default is not waived or cured within a specified period of time, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its interest rate derivative agreements.

As of March 31, 2025, the Company had no derivatives in a liability position related to these agreements. As of March 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

9. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
March 31, 2025 and December 31, 2024
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2025
Cross-Currency Swaps (1)	$—	$1,271	$—	$1,271
Currency Forward Agreements (1)	—	286	—	286
Interest Rate Swap Agreements (1)	—	489	—	489

December 31, 2024
Cross-Currency Swaps (1)	$—	$1,475	$—	$1,475
Currency Forward Agreements (2)	—	(26)	—	(26)
Interest Rate Swap Agreements (1)	—	677	—	677
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2025 and December 31, 2024:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2025, the Company had a carrying value of $659.0 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.91%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.50%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.35% to 11.00%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $698.6 million with an estimated weighted average market rate of 8.09% at March 31, 2025.

At December 31, 2024, the Company had a carrying value of $665.8 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.88%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.50%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.45% to 10.00%, management estimates the fair value of the fixed-rate mortgage notes receivable to be $701.7 million with an estimated weighted average market rate of 8.08% at December 31, 2024.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2025, the Company had a carrying value of $130.0 million in variable-rate debt outstanding with an average interest rate of approximately 5.26%. The carrying value of the variable-rate debt outstanding approximated the fair value at March 31, 2025.

At December 31, 2024, the Company had a carrying value of $200.0 million in variable-rate debt outstanding with an interest rate of approximately 5.34%. The carrying value of the variable-rate debt outstanding approximated the fair value at December 31, 2024.

At both March 31, 2025 and December 31, 2024, $25.0 million of the variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 8 for additional information related to the Company's interest rate swap agreement.

At March 31, 2025, the Company had a carrying value of $2.68 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed-rate debt using March 31, 2025 market rates of 5.04% to 5.56%, management estimates the fair value of the fixed rate debt to be approximately $2.59 billion with an estimated weighted average market rate of 5.25% at March 31, 2025.

At December 31, 2024, the Company had a carrying value of $2.68 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed-rate debt using December 31, 2024 market rates of 5.22% to 5.83%, management estimates the fair value of the fixed rate debt to be approximately $2.57 billion with an estimated weighted average market rate of 5.53% at December 31, 2024.

10. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2025 and 2024 (amounts in thousands except per share information):

	Three Months Ended March 31, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$65,803
Less: preferred dividend requirements	(6,032)
Net income available to common shareholders	$59,771	75,804	$0.79
Diluted EPS:
Net income available to common shareholders	$59,771	75,804
Effect of dilutive securities:
Share options and performance share units	—	411
Net income available to common shareholders	$59,771	76,215	$0.78

	Three Months Ended March 31, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$62,709
Less: preferred dividend requirements	(6,032)
Net income available to common shareholders	$56,677	75,398	$0.75
Diluted EPS:
Net income available to common shareholders	$56,677	75,398
Effect of dilutive securities:
Share options and performance share units	—	307
Net income available to common shareholders	$56,677	75,705	$0.75

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2025 and 2024.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2025 and 2024.
•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for the three months ended March 31, 2025.
•Outstanding options to purchase 57 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three months ended March 31, 2024.
•The effect of 116 thousand contingently issuable performance share units granted during 2024 for the three months ended March 31, 2024.

11. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of share options, share appreciation rights, restricted common shares, restricted share units, performance shares, performance share units, bonus shares, deferred shares or other share-based awards. At March 31, 2025, there were 354,667 shares available for issuance under the 2016 Equity Incentive Plan. Subsequent to March 31, 2025, the Company amended the 2016 Equity Incentive Plan by shareholder vote on May 6, 2025 to increase the maximum number of authorized shares issuable under the plan from 3,950,000 shares to 5,950,000 shares, immediately following which 2,354,667 shares remained available for issuance under the plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	614,614	$42.79
Granted	283,494	50.21
Vested	(265,675)	43.37
Outstanding at March 31, 2025	632,433	$45.87	1.57

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $11.8 million and $13.7 million for the three months ended March 31, 2025 and 2024, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.9 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.7 million for the three months ended March 31, 2024. At March 31, 2025, unamortized share-based compensation expense related to nonvested shares was $16.9 million.

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2024	326,469	$59.44
Granted	113,833	66.45
Vested (2)	(98,610)	72.63
Outstanding at March 31, 2025	341,692	$57.97
(1) The grant date fair value was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of the Company's future stock price over the three-year performance period for performance share units based on the Company's Total Shareholder Return (TSR) performance further described below and (ii) the Company's grant date fair value for performance share units based on the Company's estimated Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period.

(2) The achievement of the performance conditions for the performance share units granted during the year ended December 31, 2022 resulted in a performance payout percentage of 200% for both the Company's TSR relative to the TSRs of the Company's peer group companies and the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index and a payout percentage of 200% for the Company's CAGR in AFFO per share over the three-year performance period. The achievement of the performance conditions and the above payout percentages resulted in the issuance of 197,220 common shares and 51,612 common shares from dividend equivalents. The fair value of the performance share units and dividend equivalents that vested was $12.3 million.

The number of common shares issuable upon settlement of the performance share units granted during the three months ended March 31, 2025, 2024 and 2023 will be based upon the Company's achievement level relative to performance measures at December 31, 2027, 2026 and 2025, respectively. The performance share units accrue dividend equivalents that are paid as additional common shares based on the Company's achievement levels and upon settlement of the performance share units. The Company's achievement level relative to the performance measures is assigned a specific payout percentage, which is multiplied by a target number of performance share units.

Granted during the years ended December 31,	TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
2023	50.0%	25.0%	25.0%
2024	52.2%	26.1%	21.7%
2025	52.2%	26.1%	21.7%

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.3 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2027, 2026 and 2025 for performance share units granted in 2025, 2024 and 2023, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the three months ended March 31, 2025: risk-free interest rate of 4.2%, volatility factors in the expected market price of the Company's common shares of 25% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2025, achievement of the performance condition was deemed probable for the performance share units granted during the three months ended March 31, 2025 with an expected payout percentage of 119%, which resulted in a grant date fair value of approximately $1.5 million. Achievement of the performance condition for the performance share units granted during the three months ended March 31, 2024 and 2023 was deemed not probable at March 31, 2025.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.4 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. Expense related to performance share units and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.9 million for the three months ended March 31, 2024. At March 31, 2025, unamortized share-based compensation expense related to nonvested performance share units was $10.7 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	45,410	$40.69
Granted	1,564	47.67
Vested	—	—
Outstanding at March 31, 2025	46,974	$40.92	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unamortized share-based compensation expense related to restricted share units was $0.3 million.

12. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of March 31, 2025 and December 31, 2024, the Company was lessee in 51 operating ground leases and lessee in one operating lease for its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of March 31, 2025, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event the tenant fails to pay the ground lease rent or if the property does not have a subtenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three months ended March 31, 2025 and 2024 (in thousands):

		Three Months Ended March 31,
	Classification	2025	2024
Lease revenue
Operating leases	Rental revenue	$139,779	$135,794
Sublease income - operating ground leases	Rental revenue	6,580	6,487

Lease costs
Operating ground lease cost	Property operating expense	$6,668	$6,547
Operating office lease cost	General and administrative expense	224	224

13. Segment Information

The Company groups its investments into two reportable operating segments: Experiential and Education. The Company’s segment structure reflects the financial information and reports used by the Company’s management team, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocation and performance assessments. The Company’s CODM is its Chairman, President and Chief Executive Officer. The CODM uses Total Assets and Net Operating Income (NOI) before unallocated items by segment to assess and allocate resources. NOI is calculated as total revenue (consisting of rental revenue, other income and mortgage and other financing income) less property operating expense and other expense.

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,128,994	$370,651	$32,904	$5,532,549

	As of December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,171,845	$409,801	$34,861	$5,616,507

Operating Data:
	Three Months Ended March 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$135,806	$10,553	$—	$146,359
Other income	11,458	—	178	11,636
Mortgage and other financing income	16,771	267	—	17,038
Total revenue	164,035	10,820	178	175,033

Property operating expense	14,931	4	236	15,171
Other expense	12,611	—	—	12,611
Total investment expenses	27,542	4	236	27,782
Net operating income - before unallocated items	136,493	10,816	(58)	147,251

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(14,024)
Transaction costs				(567)
(Provision) benefit for credit losses, net				652
Depreciation and amortization				(41,089)
Gain on sale of real estate				9,384
Interest expense, net				(33,021)
Equity in loss from joint ventures				(2,647)
Income tax expense				(136)
Net income				65,803
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$59,771

	Three Months Ended March 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$132,824	$9,457	$—	$142,281
Other income	11,770	100	167	12,037
Mortgage and other financing income	12,705	209	—	12,914
Total revenue	157,299	9,766	167	167,232

Property operating expense	14,540	129	251	14,920
Other expense	12,976	—	—	12,976
Total investment expenses	27,516	129	251	27,896
Net operating income - before unallocated items	129,783	9,637	(84)	139,336

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,908)
Retirement and severance expense				(1,836)
Transaction costs				(1)
(Provision) benefit for credit losses, net				(2,737)
Depreciation and amortization				(40,469)
Gain on sale of real estate				17,949
Interest expense, net				(31,651)
Equity in loss from joint ventures				(3,627)
Income tax expense				(347)
Net income				62,709
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$56,677

14. Other Commitments and Contingencies

As of March 31, 2025, the Company had 14 development projects with commitments to fund an aggregate of approximately $142.8 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2025, the Company had two mortgage notes with commitments totaling approximately $47.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements,” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A - "Risk Factors" in our 2024 Annual Report.

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

Historically, our primary challenges had been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. More recently, and as further discussed below, the challenging economic environment has increased our cost of capital, which has negatively impacted our ability to make investments in the near-term. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our 2024 Annual Report.

As of March 31, 2025, our total assets were approximately $5.5 billion (after accumulated depreciation of approximately $1.6 billion) with properties located in 44 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.8 billion as of March 31, 2025. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at March 31, 2025 and December 31, 2024. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2025, our Experiential investments comprised $6.4 billion, or 94%, and our Education investments comprised $0.4 billion, or 6%, of our total investments.

As of March 31, 2025, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•154 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•25 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•22 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of March 31, 2025, our wholly-owned Experiential real estate portfolio consisted of approximately 18.5 million square feet, which includes 0.3 million square feet of properties we intend to sell. The wholly-owned Experiential portfolio, excluding the properties we intend to sell, was 99% leased or operated and included $118.3 million in property under development and $20.2 million in undeveloped land inventory.

As of March 31, 2025, our Education portfolio consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of March 31, 2025, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased.

The combined wholly-owned portfolio consisted of 19.6 million square feet, which includes 0.3 million square feet of properties we intend to sell. The wholly-owned portfolio, excluding the vacant properties the Company intends to sell, was 99% leased or operated.

Challenging Economic Environment
As a triple-net lease REIT, we are generally experiencing heightened risks and uncertainties associated with key macroeconomic factors including inflation and interest rate volatility. In recent months, the U.S. government has imposed, and is considering imposing, tariffs and trade restrictions on certain goods produced outside of the United States, including a recent indication that a significant tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. In addition, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of tariffs on economic conditions.

The overall economic uncertainty caused by these or additional changes in the U.S. or international trade policy, along with continued uncertainty surrounding such policies, could also lead to weakened economic conditions, contribute to inflation and increased borrowing costs and could lead to decreased consumer spending. This environment has created negative pressure in the financial and capital markets resulting in a higher cost of capital. Additionally, tariff increases may impact us by increasing the cost of imported construction materials, which in turn can lead to higher development and renovation expenses. This increase in costs may result in reduced yields on development projects and potentially delay or result in cancelling planned projects. Furthermore, our tenants are similarly experiencing negative pressures from these uncertain economic conditions, which could negatively affect their ability to satisfy their obligations to us.

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

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three months ended March 31, 2025 and 2024 (in millions, except per share information):

	Three Months Ended March 31,
	2025	2024	% Change
Total revenue	$175.0	$167.2	4.7%
Net income available to common shareholders per diluted share	$0.78	$0.75	4.0%
FFOAA per diluted share	$1.19	$1.13	5.3%

The major factors impacting our results for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 were as follows:
•The effect of investments and dispositions that occurred in 2025 and 2024;
•The recognition of retirement and severance expense for the three months ended March 31, 2024 versus no such expense recognized for the three months ended March 31, 2025;
•The recognition of benefit for credit losses, net for the three months ended March 31, 2025 versus the recognition of provision for credit losses, net for the three months ended March 31, 2024; and
•The recognition of higher gain on sale of real estate for the three months ended March 31, 2024 versus the three months ended March 31, 2025.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2024 Annual Report. For the three months ended March 31, 2025, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the three months ended March 31, 2025 and 2024 totaled $37.7 million and $85.7 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2025
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$14,806	$14,180	$626	$—	$—	$—
Attractions	14,281	—	—	14,281	—	—
Experiential Lodging	740	—	—	—	—	740
Fitness & Wellness	7,850	—	7,552	—	298	—
Total Experiential	37,677	14,180	8,178	14,281	298	740

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$37,677	$14,180	$8,178	$14,281	$298	$740

Three Months Ended March 31, 2024
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	16,445	8,935	553	—	6,957	—
Attractions	35,231	—	164	33,437	1,630	—
Ski	1,209	—	—	—	1,209	—
Experiential Lodging	3,845	—	—	—	—	3,845
Fitness & Wellness	26,903	15,066	11,075	—	762	—
Cultural	1,709	—	1,709	—	—	—
Total Experiential	85,712	24,001	13,871	33,437	10,558	3,845

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$85,712	$24,001	$13,871	$33,437	$10,558	$3,845

The above amounts include $1.5 million and $1.0 million in capitalized interest for the three months ended March 31, 2025 and 2024, respectively, and $39 thousand and $60 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2025 and 2024, respectively. Excluded from the table above is approximately $1.3 million and $1.6 million of maintenance capital expenditures and other spending for the three months ended March 31, 2025 and 2024, respectively.

Dispositions
During the three months ended March 31, 2025, we completed the sales of one vacant theatre property, two operated theatre properties, one vacant early childhood education center and 10 early childhood education centers for net proceeds totaling $70.8 million. In connection with these sales, we recognized a net gain on sale totaling $9.4 million.

During the three months ended March 31, 2025, we received $8.1 million in proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties.

Capital Markets Activities
Upon maturity, on April 1, 2025, we fully repaid $300.0 million of senior unsecured notes using borrowings under our $1.0 billion senior unsecured revolving credit facility.

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Minimum rent (1)	$133,841	$131,225	$2,616
Percentage rent (2)	3,257	1,900	1,357
Straight-line rent	3,397	3,670	(273)
Tenant reimbursements	5,421	5,032	389
Other rental revenue	443	454	(11)
Total Rental Revenue	$146,359	$142,281	$4,078

Other income	11,636	12,037	(401)
Mortgage and other financing income (3)	17,038	12,914	4,124
Total revenue	$175,033	$167,232	$7,801

(1) For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the increase in minimum rent resulted from an increase of $2.5 million related to property acquisitions and developments completed in 2025 and 2024. In addition, there was an increase in minimum rent of $0.6 million related to rental revenue on existing properties. This was partially offset by a decrease in rental revenue of $0.5 million from property dispositions.

During the three months ended March 31, 2025, there were no significant lease renewals on existing properties.

(2) The increase in percentage rent (i.e., amounts above base rent) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to percentage rent recognized from one of our early childhood education center tenants.

(3) The increase in mortgage and other financing income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 related to interest income on a new mortgage note funded in 2024 and from additional investments on existing mortgage note receivables. In addition, $1.8 million of participating interest income was recognized during the three months ended March 31, 2025, which related to amounts under review with one borrower regarding the calculation of participating interest income from prior periods that was resolved during the three months ended March 31, 2025. No participating interest income was recognized during the three months ended March 31, 2024.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Property operating expense	$15,171	$14,920	$251
Other expense	12,611	12,976	(365)
General and administrative expense	14,024	13,908	116
Retirement and severance expense (1)	—	1,836	(1,836)
Transaction costs	567	1	566
Provision (benefit) for credit losses, net (2)	(652)	2,737	(3,389)
Depreciation and amortization	41,089	40,469	620
Gain on sale of real estate (3)	9,384	17,949	(8,565)
Interest expense, net	33,021	31,651	1,370
Equity in loss from joint ventures	2,647	3,627	(980)
Income tax expense	136	347	(211)
Preferred dividend requirements	6,032	6,032	—
(1) Retirement and severance expense for the three months ended March 31, 2024 related primarily to the retirement of our former Executive Vice President, General Counsel and Secretary. There was no retirement and severance expense for the three months ended March 31, 2025.
(2) The change in provision (benefit) for credit losses, net for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to a release from an additional $4.0 million in funding commitments on one mortgage note receivable and changes in our estimated current expected credit losses based on macro-economic conditions.
(3) The gain on sale of real estate for the three months ended March 31, 2025 related to the sale of one vacant theatre property, two operating theatre properties, one vacant early childhood education center and 10 early childhood education centers. The gain on sale of real estate for the three months ended March 31, 2024 related to the sales of two cultural properties and one vacant theatre property.
Liquidity and Capital Resources

Cash and cash equivalents were $20.6 million at March 31, 2025. In addition, we had restricted cash of $6.4 million at March 31, 2025, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At March 31, 2025, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At March 31, 2025, we had outstanding $2.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At March 31, 2025, we had $105.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of the Fourth Amended, Restated and Consolidated Credit Agreement (the "Amended Credit Agreement"), dated as of September 19, 2024. The facility will mature on October 2, 2028. We have two options to extend the maturity date of this credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.15% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.46% at March 31, 2025. Additionally, the facility fee on the revolving credit facility is 0.25%.

Subsequent to March 31, 2025, we fully repaid our $300.0 million senior unsecured notes due April 1, 2025, using borrowings under our $1.0 billion senior unsecured revolving credit facility.

At March 31, 2025, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At March 31, 2025, the interest rate for these Series B private placement notes was 4.56%.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at March 31, 2025.

In 2024, two experiential lodging properties located in St. Pete Beach, Florida, in which we hold unconsolidated equity investments through two joint ventures, were severely damaged by two hurricanes and remain closed. We continue to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward in which we expect to result in the removal of the unconsolidated equity investments in these experiential lodging properties and the related non-recourse debt from our portfolio, although there can be no assurances as to the outcome of those discussions.

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

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$99,369	$99,543
Net cash provided (used) by investing activities	42,397	(38,551)
Net cash used by financing activities	(150,490)	(79,484)

Commitments
As of March 31, 2025, we had 14 development projects with commitments to fund an aggregate of approximately $142.8 million, of which approximately $74.2 million is expected to be funded in the remainder of 2025. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2025, we had two mortgage notes with commitments totaling approximately $47.4 million, of which $1.9 million is expected to be funded in the remainder of 2025. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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

Long-term liquidity requirements consist primarily of debt maturities. Subsequent to March 31, 2025, we fully repaid our $300.0 million senior unsecured notes due April 1, 2025, using borrowings under our $1.0 billion senior unsecured revolving credit facility. We have $629.6 million of debt maturities due in 2026. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us, particularly in light of the challenging economic environment and our elevated cost of capital.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2025 and 2024 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2025	2024
FFO:
Net income available to common shareholders of EPR Properties	$59,771	$56,677
Gain on sale of real estate	(9,384)	(17,949)
Real estate depreciation and amortization	40,932	40,282
Allocated share of joint venture depreciation	1,036	2,416
FFO available to common shareholders of EPR Properties	$92,355	$81,426

FFO available to common shareholders of EPR Properties	$92,355	$81,426
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted FFO available to common shareholders of EPR Properties	$96,231	$85,302

FFOAA:
FFO available to common shareholders of EPR Properties	$92,355	$81,426
Retirement and severance expense	—	1,836
Transaction costs	567	1
Provision (benefit) for credit losses, net	(652)	2,737
Deferred income tax benefit	(530)	(277)
FFOAA available to common shareholders of EPR Properties	$91,740	$85,723

FFOAA available to common shareholders of EPR Properties	$91,740	$85,723
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted FFOAA available to common shareholders of EPR Properties	$95,616	$89,599

AFFO:
FFOAA available to common shareholders of EPR Properties	$91,740	$85,723
Non-real estate depreciation and amortization	157	187
Deferred financing fees amortization	2,206	2,212
Share-based compensation expense to management and trustees	3,867	3,692
Amortization of above and below market leases, net and tenant allowances	(81)	(84)
Maintenance capital expenditures (1)	(1,251)	(1,555)
Straight-lined rental revenue	(3,397)	(3,670)
Straight-lined ground sublease expense	2	32
Non-cash portion of mortgage and other financing income	(297)	(862)
AFFO available to common shareholders of EPR Properties	$92,946	$85,675

AFFO available to common shareholders of EPR Properties	$92,946	$85,675
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted AFFO available to common shareholders of EPR Properties	$96,822	$89,551

	Three Months Ended March 31,
	2025	2024
FFO per common share:
Basic	$1.22	$1.08
Diluted	1.20	1.07
FFOAA per common share:
Basic	$1.21	$1.14
Diluted	1.19	1.13
Shares used for computation (in thousands):
Basic	75,804	75,398
Diluted	76,215	75,705

Weighted average shares outstanding-diluted EPS	76,215	75,705
Effect of dilutive Series C preferred shares	2,336	2,301
Effect of dilutive Series E preferred shares	1,665	1,663
Adjusted weighted average shares outstanding-diluted Series C and Series E	80,216	79,669

Other financial information:
Dividends per common share	$0.865	$0.835
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three months ended March 31, 2025 and 2024. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands except ratios):

	March 31,
	2025	2024
Net Debt:
Debt	$2,791,962	$2,817,710
Deferred financing costs, net	17,630	23,519
Cash and cash equivalents	(20,572)	(59,476)
Net Debt	$2,789,020	$2,781,753

Gross Assets:
Total Assets	$5,532,549	$5,694,036
Accumulated depreciation	1,595,820	1,470,507
Cash and cash equivalents	(20,572)	(59,476)
Gross Assets	$7,107,797	$7,105,067

Debt to Total Assets Ratio	50%	49%
Net Debt to Gross Assets Ratio	39%	39%

	Three Months Ended March 31,
	2025	2024
EBITDAre and Adjusted EBITDAre:
Net income	$65,803	$62,709
Interest expense, net	33,021	31,651
Income tax expense	136	347
Depreciation and amortization	41,089	40,469
Gain on sale of real estate	(9,384)	(17,949)
Allocated share of joint venture depreciation	1,036	2,416
Allocated share of joint venture interest expense	375	2,131
EBITDAre	$132,076	$121,774
Retirement and severance expense	—	1,836
Transaction costs	567	1
Provision (benefit) for credit losses, net	(652)	2,737
Adjusted EBITDAre (for the quarter)	$131,991	$126,348

Adjusted EBITDAre (annualized) (1)	$527,964	$505,392

Net Debt/Adjusted EBITDAre Ratio	5.3	5.5

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

	March 31, 2025	December 31, 2024
Total assets	$5,532,549	$5,616,507
Operating lease right-of-use assets	(180,557)	(173,364)
Cash and cash equivalents	(20,572)	(22,062)
Restricted cash	(6,354)	(13,637)
Accounts receivable	(85,811)	(84,589)
Add: accumulated depreciation on real estate investments	1,595,820	1,562,645
Add: accumulated amortization on intangible assets (1)	29,892	31,876
Prepaid expenses and other current assets (1)	(40,007)	(39,464)
Total investments	$6,824,960	$6,877,912

Total Investments:
Real estate investments, net of accumulated depreciation	$4,353,893	$4,435,358
Add back accumulated depreciation on real estate investments	1,595,820	1,562,645
Land held for development	20,168	20,168
Property under development	118,264	112,263
Mortgage notes and related accrued interest receivable, net	659,004	665,796
Investment in joint ventures	11,361	14,019
Intangible assets, gross (1)	63,239	64,317
Notes receivable and related accrued interest receivable, net (1)	3,211	3,346
Total investments	$6,824,960	$6,877,912
(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2025	December 31, 2024
Intangible assets, gross	$63,239	$64,317
Less: accumulated amortization on intangible assets	(29,892)	(31,876)
Notes receivable and related accrued interest receivable, net	3,211	3,346
Prepaid expenses and other current assets	40,007	39,464
Total other assets	$76,565	$75,251

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2025, we had a $1.0 billion unsecured revolving credit facility with $105.0 million outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

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

Cash Flow Hedges of Foreign Exchange Risk-Cross Currency Swaps
We entered into six USD-CAD cross-currency swaps that became effective October 1, 2024, with a total fixed original notional value of $170.0 million CAD and $125.0 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $15.3 million annual CAD denominated cash flows through December 2026.

We entered into two USD-CAD cross-currency swaps that became effective on December 1, 2024 with a total fixed original notional value of $90.0 million CAD and $66.2 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $8.1 million annual CAD denominated cash flows through December 2026.

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

See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Other than the risk factor below, there have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our 2024 Annual Report.

Actual and perceived changes in U.S. trade policies, including changes to existing trade agreements and heightened global trade tensions, and retaliatory responses from other countries may have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. In recent months, the U.S. government has imposed, and is considering imposing, tariffs and trade restrictions on certain goods produced outside of the United States, including a recent indication that a significant tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and resulted in retaliatory countermeasures on U.S. goods by its trading partners.

Construction of our development projects requires access to steel and other materials. Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our development project construction costs and our costs to maintain our existing properties. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher materials costs could also diminish our ability to develop new projects at acceptable returns and limit our ability to pursue growth opportunities.

Tariffs or other trade restrictions, increasing trade tensions, or other changes in similar governmental policies could increase our operating costs, reduce discretionary consumer spending, cause disruptions or shortages in global supply chains and negatively impact the U.S., regional or local economies in which we, our tenants and their customers operate, any of which could adversely impact our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2025 common shares	111,778	(1)	$44.28	—	$—
February 1 through February 28, 2025 common shares	98,789	(1)	49.43	—	—
March 1 through March 31, 2025 common shares	—		—	—	—

Total	210,567		$46.70	—	$—

(1) The repurchases of equity securities during January and February 2025 were completed in conjunction with the vesting of employee nonvested shares and performance share units. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Except as noted below, during the quarter ended March 31, 2025, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 31, 2025 otherwise reportable under this Item 5.

On March 19, 2025, Gregory E. Zimmerman, our Executive Vice President and Chief Investment Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 60,000 Common Shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The first trade date will not occur until July 1, 2025, at the earliest. The duration of the Rule 10b5-1 trading arrangement is until March 1, 2026, or earlier if all transactions under the trading arrangement are completed.

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

EPR Properties

Dated:	May 8, 2025	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2025	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)