Form 10-Q
period 2025-06-30
EPR PROPERTIES
filed 2025-07-31
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

At July 30, 2025, there were 76,116,634 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,641,916 and $1,562,645 at June 30, 2025 and December 31, 2024, respectively	$4,402,379	$4,435,358
Land held for development	20,168	20,168
Property under development	84,195	112,263
Operating lease right-of-use assets	177,919	173,364
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $7,149 and $17,111 at June 30, 2025 and December 31, 2024, respectively	666,154	665,796
Investment in joint ventures	9,680	14,019
Cash and cash equivalents	12,955	22,062
Restricted cash	15,765	13,637
Accounts receivable	94,514	84,589
Other assets	77,151	75,251
Total assets	$5,560,880	$5,616,507
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$101,543	$107,976
Operating lease liabilities	216,411	212,400
Common dividends payable	22,454	25,831
Preferred dividends payable	6,032	6,032
Unearned rents and interest	90,379	80,565
Debt	2,792,970	2,860,458
Total liabilities	3,229,789	3,293,262
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at June 30, 2025 and December 31, 2024; and 84,209,167 and 83,619,740 shares issued at June 30, 2025 and December 31, 2024, respectively	842	836
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,616 and 5,392,716 Series C convertible shares issued at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $134,815,400	54	54
3,445,980 Series E convertible shares issued at June 30, 2025 and December 31, 2024; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at June 30, 2025 and December 31, 2024; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,967,678	3,950,528
Treasury shares at cost: 8,094,386 and 7,883,581 common shares at June 30, 2025 and December 31, 2024, respectively	(295,258)	(285,413)
Accumulated other comprehensive loss	(4)	(3,756)
Distributions in excess of net income	(1,342,315)	(1,339,098)
Total equity	$2,331,091	$2,323,245
Total liabilities and equity	$5,560,880	$5,616,507
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenue	$150,351	$145,093	$296,710	$287,374
Other income	12,218	14,418	23,854	26,455
Mortgage and other financing income	15,499	13,584	32,537	26,498
Total revenue	178,068	173,095	353,101	340,327
Property operating expense	14,661	14,427	29,832	29,347
Other expense	11,959	14,833	24,570	27,809
General and administrative expense	13,230	12,020	27,254	25,928
Retirement and severance expense	—	—	—	1,836
Transaction costs	669	199	1,236	200
Provision (benefit) for credit losses, net	997	404	345	3,141
Impairment charges	—	11,812	—	11,812
Depreciation and amortization	42,080	41,474	83,169	81,943
Total operating expenses	83,596	95,169	166,406	182,016
Gain on sale of real estate	16,779	1,459	26,163	19,408
Income from operations	111,251	79,385	212,858	177,719
Interest expense, net	33,246	32,820	66,267	64,471
Equity in loss from joint ventures	1,681	906	4,328	4,533
Income before income taxes	76,324	45,659	142,263	108,715
Income tax expense	681	557	817	904
Net income	75,643	45,102	141,446	107,811
Preferred dividend requirements	6,040	6,040	12,072	12,072
Net income available to common shareholders of EPR Properties	$69,603	$39,062	$129,374	$95,739
Net income available to common shareholders of EPR Properties per share:
Basic	$0.91	$0.52	$1.70	$1.27
Diluted	$0.91	$0.51	$1.69	$1.26
Shares used for computation (in thousands):
Basic	76,083	75,689	75,944	75,543
Diluted	76,571	76,022	76,404	75,861

Other comprehensive income:
Net income	$75,643	$45,102	$141,446	$107,811
Foreign currency translation adjustment	13,983	(2,853)	14,164	(9,762)
Unrealized (loss) gain on derivatives, net	(10,420)	1,193	(10,412)	5,925
Comprehensive income attributable to EPR Properties	$79,206	$43,442	$145,198	$103,974

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Issuance of nonvested shares and performance share units, net of cancellations	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	3,692	—	—	—	3,692
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(6,909)	—	(6,909)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,732	—	4,732
Net income	—	—	—	—	—	—	—	62,709	62,709
Issuances of common shares	6,245	—	—	—	273	—	—	—	273
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(598)	(598)
Dividends to common shareholders ($0.835 per share)	—	—	—	—	—	—	—	(63,146)	(63,146)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2024	83,553,611	$835	14,838,896	$148	$3,939,242	$(285,413)	$1,119	$(1,207,614)	$2,448,317

Restricted share units issued to Trustees	41,754	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,538	—	—	—	3,538
Foreign currency translation adjustment	—	—	—	—	—	—	(2,853)	—	(2,853)
Change in unrealized loss on derivatives, net		—	—	—	—	—	1,193	—	1,193
Net income	—	—	—	—	—	—	—	45,102	45,102
Issuances of common shares	7,472	—	—	—	309	—	—	—	309
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(433)	(433)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.855 per share)	—	—	—	—	—	—	—	(64,338)	(64,338)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2024	83,602,837	$836	14,838,896	$148	$3,943,089	$(285,413)	$(541)	$(1,233,323)	$2,424,796

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	1,564	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units	532,326	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,833)	—	—	(9,833)
Share-based compensation expense	—	—	—	—	3,867	—	—	—	3,867
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	—	65,803	65,803
Issuances of common shares	6,801	—	—	—	329	—	—	—	329
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Stock option exercises, net	268	—	—	—	12	(12)	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to common shareholders ($0.865 per share)	—	—	—	—	—	—	—	(65,753)	(65,753)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2025	84,160,742	$842	14,838,596	$148	$3,963,430	$(295,258)	$(3,567)	$(1,344,583)	$2,321,012

Restricted share units issued to Trustees	42,071	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,912	—	—	—	3,912
Foreign currency translation adjustment	—	—	—	—	—	—	13,983	—	13,983
Change in unrealized loss on derivatives, net		—	—	—	—	—	(10,420)	—	(10,420)
Net income	—	—	—	—	—	—	—	75,643	75,643
Issuances of common shares	6,354	—	—	—	336	—	—	—	336
Dividend to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.885 per share)	—	—	—	—	—	—	—	(67,335)	(67,335)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2025	84,209,167	$842	14,838,596	$148	$3,967,678	$(295,258)	$(4)	$(1,342,315)	$2,331,091

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$141,446	$107,811
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	11,812
Gain on sale of real estate	(26,163)	(19,408)
Deferred income tax benefit	(623)	(526)
Equity in loss from joint ventures	4,328	4,533
Distributions from joint ventures	11	—
Provision (benefit) for credit losses, net	345	3,141
Depreciation and amortization	83,169	81,943
Amortization of deferred financing costs	4,308	4,446
Amortization of above/below market leases and tenant allowances, net	(162)	(168)
Share-based compensation expense to management and Trustees	7,779	7,230
Share-based compensation expense included in retirement and severance expense	—	1,598
Change in assets and liabilities:
Operating lease assets and liabilities	(552)	(602)
Mortgage notes accrued interest receivable	(421)	(2,235)
Accounts receivable	(12,481)	(11,920)
Other assets	(4,877)	(6,499)
Accounts payable and accrued liabilities	(6,401)	(6,851)
Unearned rents and interest	(3,016)	3,893
Net cash provided by operating activities	186,690	178,198
Investing activities:
Acquisition of and investments in real estate and other assets	(19,541)	(41,879)
Proceeds from sale of real estate	106,436	56,493
Investment in unconsolidated joint ventures	—	(186)
Investment in mortgage notes receivable	(9,776)	(24,177)
Proceeds from mortgage notes receivable paydowns	9,458	352
Proceeds from note receivable paydowns	279	383
Additions to properties under development	(57,033)	(63,468)
Net cash provided (used) by investing activities	29,823	(72,482)
Financing activities:
Proceeds from long-term debt facilities	414,000	20,000
Principal payments on debt	(484,000)	(20,000)
Deferred financing fees paid	(446)	(370)
Net proceeds from issuance of common shares	464	402
Purchase of common shares for treasury for vesting	(9,833)	(11,375)
Dividends paid to shareholders	(144,091)	(138,513)
Net cash used by financing activities	(223,906)	(149,856)
Effect of exchange rate changes on cash	414	(152)
Net change in cash and cash equivalents and restricted cash	(6,979)	(44,292)
Cash and cash equivalents and restricted cash at beginning of the period	35,699	80,981
Cash and cash equivalents and restricted cash at end of the period	$28,720	$36,689
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Six Months Ended June 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$22,062	$78,079
Restricted cash at beginning of the period	13,637	2,902
Cash and cash equivalents and restricted cash at beginning of the period	$35,699	$80,981

Cash and cash equivalents at end of the period	$12,955	$33,731
Restricted cash at end of the period	15,765	2,958
Cash and cash equivalents and restricted cash at end of the period	$28,720	$36,689

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$69,770	$111,154
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$28,214	$21,769

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,015	$62,843
Cash paid during the period for income taxes	$1,987	$1,222
Interest cost capitalized	$2,396	$1,428
Change in accrued capital expenditures	$(4,791)	$(13,608)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.

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

The Company's variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of June 30, 2025 and December 31, 2024, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $16.6 million and $19.1 million as of June 30, 2025 and December 31, 2024, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $9.1 million and $10.5 million as of June 30, 2025 and December 31, 2024, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. The Company recognized straight-line write-offs of $0.1 million during the six months ended June 30, 2025. There were no straight-line write-offs recognized during the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, the Company recognized $8.5 million and $8.9 million, respectively, of straight-line rental revenue, net of write-offs.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with FASB ASC Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the six months ended June 30, 2025 and 2024, the Company recognized $1.4 million and $0.9 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the six months ended June 30, 2025 and 2024, the amounts due for non-lease components included in rental revenue totaled $9.3 million and $9.2 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $7.9 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of June 30, 2025, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the six months ended June 30, 2025 related to one borrower and was $1.8 million. There was no participating interest income for the six months ended June 30, 2024.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the six months ended June 30, 2025 and 2024. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Six Months Ended June 30,
	2025		2024
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$50,276	14.2%	$49,528	14.6%
AMC	47,256	13.4%	47,193	13.9%
Regal	40,200	11.4%	37,357	11.0%

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Buildings and improvements	$4,694,351	$4,632,557
Furniture, fixtures & equipment	121,080	118,575
Land	1,200,411	1,218,418
Leasehold interests	28,453	28,453
	6,044,295	5,998,003
Accumulated depreciation	(1,641,916)	(1,562,645)
Total	$4,402,379	$4,435,358

Depreciation expense on real estate investments was $81.3 million and $80.1 million for the six months ended June 30, 2025 and 2024, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2025 totaled $86.3 million, and included $14.3 million for the acquisition of an attraction property in New Jersey and $1.6 million for the acquisition of land for a new build-to-suit eat & play property in Virginia, which has a total expected cost of approximately $19.0 million at completion in 2026. Additionally, the Company acquired land for $1.2 million and mortgage financing of $5.9 million secured by the improvements of a fitness & wellness property in Georgia. Investment spending for the six months ended June 30, 2025 also included experiential build-to-suit development and redevelopment projects.

During the six months ended June 30, 2025, the Company completed the sale of two vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center and 10 leased early childhood education centers for net proceeds totaling $106.4 million and recognized a net gain on sale totaling $26.2 million.

Subsequent to June 30, 2025, the Company sold an additional vacant theatre property for net proceeds of approximately $16.0 million and expects to recognize a gain on this sale of approximately $3.0 million during the three months ending September 30, 2025.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of June 30, 2025, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $666.2 million and $665.8 million at June 30, 2025 and December 31, 2024, respectively. Investment in notes receivable, including related accrued interest receivable, was $3.1 million and $3.3 million at June 30, 2025 and December 31, 2024, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the six months ended June 30, 2025, the Company received $8.1 million in net proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties in Florida.

During the year ended December 31, 2024, the Company made the decision to exit its unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana. The Company had previously provided an $11.3 million subordinated mortgage note receivable to the unconsolidated real estate joint venture holding the property. During the year ended December 31, 2024, the Company recorded an allowance for credit loss totaling $10.3 million for this mortgage note receivable. On February 4, 2025, the Company received $1.0 million in exchange for the sale of its remaining subordinated mortgage note receivable and accordingly reduced the allowance for credit loss by the $10.3 million of principal that was forgiven. Additionally, during the six months ended June 30, 2025, the Company wrote-off $1.9 million of principal for a note receivable that was fully reserved.

At June 30, 2025, one of the Company's mortgage notes receivable and one of the Company's notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of June 30, 2025 on the mortgage note receivable and the note receivable. The mortgage note receivable has a carrying amount at June 30, 2025 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. The one note receivable is fully reserved with an allowance for credit loss totaling $6.9 million, which represents the outstanding principal balance of the note as of June 30, 2025. Income from these borrowers is recognized on a cash basis. During the six months ended June 30, 2025 and 2024, the Company received cash basis interest payments of $0.6 million and $0.4 million, respectively, from the mortgage note receivable borrower and $0.4 million for each period from the note receivable borrower.

At June 30, 2025, the Company's investment in one of the notes receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.9 million, which is fully reserved in the allowance for credit losses at June 30, 2025.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the six months ended June 30, 2025 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2024	$17,111	$740	$8,811	$—	$26,662
Provision (benefit) for credit losses, net	458	(110)	(3)	—	345
Charge-offs	(10,420)	—	(1,916)	—	(12,336)
Recoveries	—	—	—	—	—
Allowance for credit losses at June 30, 2025	$7,149	$630	$6,892	$—	$14,671

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Receivable from tenants	$6,725	$5,160
Receivable from non-tenants (1)	7,664	7,094
Straight-line rent receivable	80,125	72,335
Total	$94,514	$84,589

(1) Receivable from non-tenants includes $5.8 million of a payment made to the City of Kansas City, Missouri (the City) under protest related to an assessment of tax years ending December 31, 2018 through 2022. The City has denied the Company’s necessary deduction for dividends paid for each of these years resulting in assessment of additional tax, penalties and interest. The Company filed a lawsuit and demanded a refund of $5.9 million payment during the year ended December 31, 2024, and the lawsuit is ongoing. The Company and the City have reached an agreement, which is favorable to the Company, regarding the application of alternative methodology for apportionment of taxes for periods beginning 2024. However, the Company has requested but not yet resolved retroactive application of tax apportionment methodology for periods prior to 2024. Nonetheless, to be consistent with the agreed forward apportionment treatment, the Company recognized $0.1 million of expense related to prior periods and, accordingly, reduced the receivable related to the assessment to $5.8 million during the quarter ended June 30, 2025. Additionally, during the quarter ended June 30, 2025, the Company received from the City a notice related to the Company’s 2023 tax period, assessing an additional $0.9 million of tax, penalties and interest on the same basis as the protested 2018-2022 assessment. The Company's formal protest against the 2023 assessment did not require the payment of any amounts. Although there can be no assurances, based on the Company's position in the 2018-2022 lawsuit and 2023 formal protest, the Company believes that it is more likely than not that the 2018 to 2022 payment will be refunded and that the 2023 assessment will be resolved favorably.

7. Capital Markets and Dividends

During the three and six months ended June 30, 2025, the Company declared cash dividends totaling $0.885 and $1.750 per common share. Additionally, during the three and six months ended June 30, 2025, the Company declared cash dividends of $0.359375 and $0.71875 per share, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 and $1.125 per share, on the Company's 9.00% Series E cumulative convertible preferred shares.

Upon maturity, on April 1, 2025, the Company fully repaid $300.0 million of senior unsecured notes using borrowings under its $1.0 billion senior unsecured revolving credit facility.

On June 3, 2025, the Company filed a new universal shelf registration statement with the SEC, which is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depositary shares, warrants and units. The Company may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. The registration statement replaced the Company’s expiring universal shelf registration statement filed in 2022.

Additionally, on June 3, 2025, the Company filed a shelf registration statement with the SEC, which is effective for a term of three years, for its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan), which permits the issuance of up to 25,000,000 common shares. The registration statement replaced the Company’s expiring DSP Plan shelf registration statement filed in 2022.

8. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $0.4 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively. The Company had derivative liabilities of $8.9 million and $0.03 million at June 30, 2025 and December 31, 2024, respectively. The Company has not posted or received collateral with its derivative counterparties as of June 30, 2025 or December 31, 2024. See Note 9 for disclosures relating to the fair value of the derivative instruments.

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

At June 30, 2025, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of June 30, 2025 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2025, the Company estimates that during the twelve months ending June 30, 2026, $15 thousand of losses will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of June 30, 2025, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of June 30, 2025, the Company estimates that during the twelve months ending June 30, 2026, $7 thousand of losses will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of June 30, 2025, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2025 and 2024.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months and Six Months Ended June 30, 2025 and 2024 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2025	2024	2025	2024
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$108	$37	$128	$371
Amount of Income Reclassified from AOCI into Earnings (1)	120	179	240	362
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(1,268)	112	(1,200)	454
Amount of Income Reclassified from AOCI into Earnings (2)	66	286	338	513
Net Investment Hedges
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative	(9,074)	1,509	(8,762)	5,975
Total
Amount of (Loss) Gain Recognized in AOCI on Derivatives	$(10,234)	$1,658	$(9,834)	$6,800
Amount of Income Reclassified from AOCI into Earnings	186	465	578	875

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$33,246	$32,820	$66,267	$64,471
Other income in accompanying consolidated statements of income and comprehensive income	$12,218	$14,418	$23,854	$26,455
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, the fair value of the Company's derivatives in a liability position related to these agreements was $8.9 million. If the Company breaches any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, which, after considering the right of offset, was $8.9 million at June 30, 2025. As of June 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

9. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
June 30, 2025 and December 31, 2024
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2025
Cross-Currency Swaps (2)	$—	$(63)	$—	$(63)
Currency Forward Agreements (2)	—	(8,789)	—	(8,789)
Interest Rate Swap Agreements (1)	—	388	—	388

December 31, 2024
Cross-Currency Swaps (1)	$—	$1,475	$—	$1,475
Currency Forward Agreements (2)	—	(26)	—	(26)
Interest Rate Swap Agreements (1)	—	677	—	677
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2025 and December 31, 2024:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2025, the Company had a carrying value of $666.2 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.94%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.69%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.30% to 11.40%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $707.3 million with an estimated weighted average market rate of 8.09% at June 30, 2025.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2025, the Company had a carrying value of $430.0 million in variable-rate debt outstanding with an average interest rate of approximately 5.38%. The carrying value of the variable-rate debt outstanding approximated the fair value at June 30, 2025.

At December 31, 2024, the Company had a carrying value of $200.0 million in variable-rate debt outstanding with an interest rate of approximately 5.34%. The carrying value of the variable-rate debt outstanding approximated the fair value at December 31, 2024.

At both June 30, 2025 and December 31, 2024, $25.0 million of the variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 8 for additional information related to the Company's interest rate swap agreement.

At June 30, 2025, the Company had a carrying value of $2.38 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.32%. Discounting the future cash flows for fixed-rate debt using June 30, 2025 market rates of 4.87% to 5.41%, management estimates the fair value of the fixed rate debt to be approximately $2.30 billion with an estimated weighted average market rate of 5.13% at June 30, 2025.

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

10. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2025 and 2024 (amounts in thousands except per share information):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$75,643			$141,446
Less: preferred dividend requirements	(6,040)			(12,072)
Net income available to common shareholders	$69,603	76,083	$0.91	$129,374	75,944	$1.70
Diluted EPS:
Net income available to common shareholders	$69,603	76,083		$129,374	75,944
Effect of dilutive securities:
Share options and performance share units	—	488		—	460
Net income available to common shareholders	$69,603	76,571	$0.91	$129,374	76,404	$1.69

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$45,102			$107,811
Less: preferred dividend requirements	(6,040)			(12,072)
Net income available to common shareholders	$39,062	75,689	$0.52	$95,739	75,543	$1.27
Diluted EPS:
Net income available to common shareholders	$39,062	75,689		$95,739	75,543
Effect of dilutive securities:
Share options and performance share units	—	333		—	318
Net income available to common shareholders	$39,062	76,022	$0.51	$95,739	75,861	$1.26

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2025 and 2024.

•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2025 and 2024.
•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for the three and six months ended June 30, 2025.
•Outstanding options to purchase 57 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and six months ended June 30, 2024.
•The effect of 116 thousand contingently issuable performance share units granted during 2024 for the three and six months ended June 30, 2024.

11. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of restricted common shares, restricted share units, performance share units or other share-based awards. On May 6, 2025, the Company amended the 2016 Equity Incentive Plan by shareholder vote to increase the maximum number of authorized shares issuable under the plan from 3,950,000 shares to 5,950,000 shares. At June 30, 2025, there were 2,312,596 shares available for issuance under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	614,614	$42.79
Granted	283,494	50.21
Vested	(265,675)	43.37
Outstanding at June 30, 2025	632,433	$45.87	1.32

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $11.8 million and $13.7 million for the six months ended June 30, 2025 and 2024, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $3.9 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.7 million for the six months ended June 30, 2024. At June 30, 2025, unamortized share-based compensation expense related to nonvested shares was $15.0 million.

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2024	326,469	$59.44
Granted	113,833	66.45
Vested (2)	(98,610)	72.63
Outstanding at June 30, 2025	341,692	$57.97
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

The number of common shares issuable upon settlement of the performance share units granted during the six months ended June 30, 2025, 2024 and 2023 will be based upon the Company's achievement level relative to performance measures at December 31, 2027, 2026 and 2025, respectively. The performance share units accrue dividend equivalents that are paid as additional common shares based on the Company's achievement levels and upon settlement of the performance share units. The Company's achievement level relative to the performance measures is assigned a specific payout percentage, which is multiplied by a target number of performance share units.

Granted during the years ended December 31,	TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
2023	50.0%	25.0%	25.0%
2024	52.2%	26.1%	21.7%
2025	52.2%	26.1%	21.7%

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.3 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2027, 2026 and 2025 for performance share units granted in 2025, 2024 and 2023, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the six months ended June 30, 2025: risk-free interest rate of 4.2%, volatility factors in the expected market price of the Company's common shares of 25% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At June 30, 2025, achievement of the performance condition was deemed probable for the performance share units granted during the six months ended June 30, 2025 with an expected payout percentage of 119%, which resulted in a grant date fair value of approximately $1.5 million. Achievement of the performance condition for the performance share units granted during the six months ended June 30, 2024 and 2023 was deemed not probable at June 30, 2025.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $2.8 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively. Expense related to performance share units and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.9 million for the six months ended June 30, 2024. At June 30, 2025, unamortized share-based compensation expense related to nonvested performance share units was $9.3 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	45,410	$40.69
Granted	43,635	55.71
Vested	(46,974)	40.92
Outstanding at June 30, 2025	42,071	$56.01	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.1 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, unamortized share-based compensation expense related to restricted share units was $2.2 million.

12. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of June 30, 2025 and December 31, 2024, the Company was lessee in 51 operating ground leases and lessee in one operating lease for its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of June 30, 2025, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event the tenant fails to pay the ground lease rent or if the property does not have a subtenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Lease revenue
Operating leases	Rental revenue	$143,768	$138,606	$283,547	$274,400
Sublease income - operating ground leases	Rental revenue	6,583	6,487	13,163	12,974

Lease costs
Operating ground lease cost	Property operating expense	$6,708	$6,539	$13,376	$13,086
Operating office lease cost	General and administrative expense	224	224	448	448

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

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of June 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,169,562	$367,913	$23,405	$5,560,880

	As of December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,171,845	$409,801	$34,861	$5,616,507

Operating Data:
	Three Months Ended June 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$141,686	$8,665	$—	$150,351
Other income	12,174	—	44	12,218
Mortgage and other financing income	15,489	10	—	15,499
Total revenue	169,349	8,675	44	178,068

Property operating expense	14,425	24	212	14,661
Other expense	11,959	—	—	11,959
Total investment expenses	26,384	24	212	26,620
Net operating income - before unallocated items	142,965	8,651	(168)	151,448

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,230)
Transaction costs				(669)
(Provision) benefit for credit losses, net				(997)
Depreciation and amortization				(42,080)
Gain on sale of real estate				16,779
Interest expense, net				(33,246)
Equity in loss from joint ventures				(1,681)
Income tax expense				(681)
Net income				75,643
Preferred dividend requirements				(6,040)
Net income available to common shareholders of EPR Properties				$69,603

	Three Months Ended June 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$135,573	$9,520	$—	$145,093
Other income	14,213	—	205	14,418
Mortgage and other financing income	13,374	210	—	13,584
Total revenue	163,160	9,730	205	173,095

Property operating expense	14,042	157	228	14,427
Other expense	14,833	—	—	14,833
Total investment expenses	28,875	157	228	29,260
Net operating income - before unallocated items	134,285	9,573	(23)	143,835

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(12,020)
Transaction costs				(199)
(Provision) benefit for credit losses, net				(404)
Impairment charges				(11,812)
Depreciation and amortization				(41,474)
Gain on sale of real estate				1,459
Interest expense, net				(32,820)
Equity in loss from joint ventures				(906)
Income tax expense				(557)
Net income				45,102
Preferred dividend requirements				(6,040)
Net income available to common shareholders of EPR Properties				$39,062

	Six Months Ended June 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$277,492	$19,218	$—	$296,710
Other income	23,632	—	222	23,854
Mortgage and other financing income	32,260	277	—	32,537
Total revenue	333,384	19,495	222	353,101

Property operating expense	29,356	28	448	29,832
Other expense	24,570	—	—	24,570
Total investment expenses	53,926	28	448	54,402
Net operating income - before unallocated items	279,458	19,467	(226)	298,699

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(27,254)
Transaction costs				(1,236)
(Provision) benefit for credit losses, net				(345)
Depreciation and amortization				(83,169)
Gain on sale of real estate				26,163
Interest expense, net				(66,267)
Equity in loss from joint ventures				(4,328)
Income tax expense				(817)
Net income				141,446
Preferred dividend requirements				(12,072)
Net income available to common shareholders of EPR Properties				$129,374

	Six Months Ended June 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$268,397	$18,977	$—	$287,374
Other income	25,983	100	372	26,455
Mortgage and other financing income	26,079	419	—	26,498
Total revenue	320,459	19,496	372	340,327

Property operating expense	28,582	286	479	29,347
Other expense	27,809	—	—	27,809
Total investment expenses	56,391	286	479	57,156
Net operating income - before unallocated items	264,068	19,210	(107)	283,171

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(25,928)
Retirement and severance expense				(1,836)
Transaction costs				(200)
(Provision) benefit for credit losses, net				(3,141)
Impairment charges				(11,812)
Depreciation and amortization				(81,943)
Gain on sale of real estate				19,408
Interest expense, net				(64,471)
Equity in loss from joint ventures				(4,533)
Income tax expense				(904)
Net income				107,811
Preferred dividend requirements				(12,072)
Net income available to common shareholders of EPR Properties				$95,739

14. Other Commitments and Contingencies

As of June 30, 2025, the Company had 14 development projects with commitments to fund an aggregate of approximately $119.1 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2025, the Company had two mortgage notes with commitments totaling approximately $49.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), managing our expanding portfolio and having a cost of capital that allows us to grow our investments in new properties beyond those funded primarily with free cash and disposition proceeds.

As of June 30, 2025, our total assets were approximately $5.6 billion (after accumulated depreciation of approximately $1.6 billion) with properties located in 43 states, Ontario and Quebec, Canada. Our total investments (a non-GAAP financial measure) were approximately $6.9 billion as of June 30, 2025. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at June 30, 2025 and December 31, 2024. We group our investments into two reportable segments, Experiential and Education. As of June 30, 2025, our Experiential investments comprised $6.5 billion, or 94%, and our Education investments comprised $0.4 billion, or 6%, of our total investments.

As of June 30, 2025, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•151 theatre properties;
•58 eat & play properties (including seven theatres located in entertainment districts);
•25 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•23 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of June 30, 2025, our wholly-owned Experiential real estate portfolio consisted of approximately 18.5 million square feet, which includes 0.2 million square feet of properties we intend to sell. The wholly-owned Experiential portfolio, excluding the properties we intend to sell, was 99% leased or operated and included $84.2 million in property under development and $20.2 million in undeveloped land inventory.

As of June 30, 2025, our Education portfolio consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of June 30, 2025, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased.

The combined wholly-owned portfolio consisted of 19.6 million square feet, which includes 0.2 million square feet of properties we intend to sell. The wholly-owned portfolio, excluding the vacant properties the Company intends to sell, was 99% leased or operated.

International Trade Environment
In recent months, the U.S. government has imposed, and is considering imposing, tariffs and trade restrictions on certain goods produced outside of the United States, including an indication that a tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. In addition, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of tariffs on economic conditions.

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

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2025 and 2024 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Total revenue	$178.1	$173.1	2.9%	$353.1	$340.3	3.8%
Net income available to common shareholders per diluted share	$0.91	$0.51	78.4%	$1.69	$1.26	34.1%
FFOAA per diluted share	$1.26	$1.22	3.3%	$2.45	$2.34	4.7%

The major factors impacting our results for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 were as follows:
•The effect of investments and dispositions that occurred in 2025 and 2024;
•The recognition of lower other income and other expense primarily related to operating properties for the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024;
•The recognition of retirement and severance expense for the six months ended June 30, 2024 versus no such expense recognized for the six months ended June 30, 2025;
•The decrease in provision for credit losses, net for the six months ended June 30, 2025 versus the six months ended June 30, 2024;
•The recognition of impairment charges for the three and six months ended June 30, 2024 versus no such expense recognized for the three and six months ended June 30, 2025; and
•The recognition of higher gain on sale of real estate for the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2024 Annual Report. For the six months ended June 30, 2025, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the six months ended June 30, 2025 and 2024 totaled $86.3 million and $132.7 million, respectively, and is detailed below (in thousands):

Six Months Ended June 30, 2025
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$45,910	$44,715	$921	$—	$274	$—
Attractions	14,281	—	—	14,281	—	—
Ski	1,880	—	—	—	1,880	—
Experiential Lodging	1,246	—	—	—	—	1,246
Fitness & Wellness	23,015	—	13,878	1,242	7,895	—
Total Experiential	86,332	44,715	14,799	15,523	10,049	1,246

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$86,332	$44,715	$14,799	$15,523	$10,049	$1,246

Six Months Ended June 30, 2024
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	25,816	15,712	756	—	9,348	—
Attractions	45,826	—	164	33,437	12,225	—
Ski	1,649	—	—	—	1,649	—
Experiential Lodging	7,236	—	—	—	—	7,236
Fitness & Wellness	50,041	21,631	26,586	—	1,824	—
Cultural	1,721	—	1,721	—	—	—
Total Experiential	132,659	37,343	29,597	33,437	25,046	7,236

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$132,659	$37,343	$29,597	$33,437	$25,046	$7,236

The above amounts include $2.4 million and $1.4 million in capitalized interest for the six months ended June 30, 2025 and 2024, respectively, and $175 thousand and $88 thousand in capitalized other general and administrative direct project costs for the six months ended June 30, 2025 and 2024, respectively. Excluded from the table above is approximately $3.1 million and $2.9 million of maintenance capital expenditures for the six months ended June 30, 2025 and 2024, respectively.

Dispositions
During the six months ended June 30, 2025, we completed the sales of two vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center and 10 leased early childhood education centers for net proceeds totaling $106.4 million. In connection with these sales, we recognized a net gain on sale totaling $26.2 million.

During the six months ended June 30, 2025, we received $8.1 million in proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties.

Subsequent to June 30, 2025, we sold an additional vacant theatre property for net proceeds of approximately $16.0 million and we expect to recognize a gain on this sale of approximately $3.0 million during the three months ending September 30, 2025.

Chief Investment Officer Transition
Gregory E. Zimmerman recently notified the Company of his intention to retire from his position as Executive Vice President and Chief Investment Officer in the first quarter of calendar year 2026. We have hired Ben Fox, who will be joining us in August 2025, as an Executive Vice President and is expected to succeed Mr. Zimmerman as Chief Investment Officer upon Mr. Zimmerman’s retirement from such position. Mr. Fox previously served as Managing Director in the Net Lease Division of Ares Management Corporation (“Ares”), a global alternative investment manager operating in the credit, private equity and real estate markets. Prior to Ares, Mr. Fox served as Executive Vice President, Asset Management and Operations at Realty Income, where he oversaw and managed approximately 7,000 properties across the U.S. and U.K.

Capital Markets Activities
Upon maturity, on April 1, 2025, we fully repaid $300.0 million of senior unsecured notes using borrowings under our $1.0 billion senior unsecured revolving credit facility.

As discussed further below, on June 3, 2025, we filed a new universal shelf registration statement and a new shelf registration statement for our Dividend Reinvestment and Direct Share Purchase Plan (“DSP Plan”) with the SEC.

Results of Operations

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Minimum rent (1)	$134,837	$132,365	$2,472	$268,678	$263,590	$5,088
Percentage rent (2)	4,594	1,973	2,621	7,851	3,873	3,978
Straight-line rent	5,137	5,251	(114)	8,534	8,921	(387)
Tenant reimbursements	5,260	5,041	219	10,681	10,073	608
Other rental revenue	523	463	60	966	917	49
Total Rental Revenue	$150,351	$145,093	$5,258	$296,710	$287,374	$9,336

Other income (3)	12,218	14,418	(2,200)	23,854	26,455	(2,601)
Mortgage and other financing income (4)	15,499	13,584	1,915	32,537	26,498	6,039
Total revenue	$178,068	$173,095	$4,973	$353,101	$340,327	$12,774

(1) For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the increase in minimum rent resulted from an increase of $1.9 million related to property acquisitions and developments completed in 2025 and 2024. In addition, there was an increase in minimum rent of $1.5 million related to rental revenue on existing properties. This was partially offset by a decrease in rental revenue of $0.9 million from property dispositions.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the increase in minimum rent resulted from an increase of $4.4 million related to property acquisitions and developments completed in 2025 and 2024. In addition, there was an increase in minimum rent of $2.1 million related to rental revenue on existing properties. This was partially offset by a decrease in rental revenue of $1.4 million from property dispositions.

During the three and six months ended June 30, 2025, we renewed two lease agreements on approximately 141 thousand square feet and experienced an increase of approximately 1.3% in rental rates and paid $1.0 million in leasing commissions with respect to one of these lease renewals.

(2) The increase in percentage rent (i.e., amounts above base rent) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to percentage rent recognized from one of our theatre tenants. The increase to percentage rent for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to percentage rent recognized from one of our theatre tenants and one of our early childhood education center tenants.

(3) The decrease in other income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 related primarily to a decrease in operating income from three operating theatre properties that were sold during the six months ended June 30, 2025, partially offset by better performance at existing operating properties.

(4) The increase in mortgage and other financing income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 related to interest income on a new mortgage note funded in 2024 and from additional investments on existing mortgage note receivables in 2025 and 2024. In addition, $1.8 million of participating interest income was recognized during the six months ended June 30, 2025, which related to amounts under review with one borrower regarding the calculation of participating interest income from prior periods that was resolved during the six months ended June 30, 2025. No participating interest income was recognized during the six months ended June 30, 2024.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Property operating expense	$14,661	$14,427	$234	$29,832	$29,347	$485
Other expense (1)	11,959	14,833	(2,874)	24,570	27,809	(3,239)
General and administrative expense	13,230	12,020	1,210	27,254	25,928	1,326
Retirement and severance expense (2)	—	—	—	—	1,836	(1,836)
Transaction costs	669	199	470	1,236	200	1,036
Provision (benefit) for credit losses, net (3)	997	404	593	345	3,141	(2,796)
Impairment charges (4)	—	11,812	(11,812)	—	11,812	(11,812)
Depreciation and amortization	42,080	41,474	606	83,169	81,943	1,226
Gain on sale of real estate (5)	16,779	1,459	15,320	26,163	19,408	6,755
Interest expense, net (6)	33,246	32,820	426	66,267	64,471	1,796
Equity in loss from joint ventures	1,681	906	775	4,328	4,533	(205)
Income tax expense	681	557	124	817	904	(87)
Preferred dividend requirements	6,040	6,040	—	12,072	12,072	—

(1) The decrease in other expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 related primarily to a decrease in operating expense from three operating theatre properties that were sold during the six months ended June 30, 2025, partially offset by higher expenses at existing operating properties.
(2) Retirement and severance expense for the six months ended June 30, 2024 related primarily to the retirement of our former Executive Vice President, General Counsel and Secretary. There was no retirement and severance expense for the six months ended June 30, 2025.
(3) The change in provision (benefit) for credit losses, net for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to a release from an additional $4.0 million in funding commitments on one mortgage note receivable and changes in our estimated current expected credit losses mostly due to macro-economic conditions.
(4) Impairment charges recognized during the three and six months ended June 30, 2024 related to one theatre property. No impairment charges were recognized during the three and six months ended June 30, 2025.
(5) The gain on sale of real estate for the six months ended June 30, 2025 related to the sale of two vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center and 10 leased early childhood education centers. The gain on sale of real estate for the six months ended June 30, 2024 related to the sale of two cultural properties, four vacant theatre properties and a leased theatre property.
(6) The increase in interest expense, net, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 related primarily to an increase in our weighted average interest rate on outstanding debt due to additional borrowings on our unsecured revolving credit facility to pay-off lower rate senior unsecured notes at their maturity.
Liquidity and Capital Resources

Cash and cash equivalents were $13.0 million at June 30, 2025. In addition, we had restricted cash of $15.8 million at June 30, 2025, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At June 30, 2025, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At June 30, 2025, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

Upon maturity, on April 1, 2025, we fully repaid $300.0 million of senior unsecured notes using borrowings under our $1.0 billion senior unsecured revolving credit facility.

At June 30, 2025, we had $405.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of the Fourth Amended, Restated and Consolidated Credit Agreement (the "Amended Credit Agreement"), dated as of September 19, 2024. The facility will mature on October 2, 2028. We have two options to extend the maturity date of this credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.15% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.44% at June 30, 2025. Additionally, the facility fee on the revolving credit facility is 0.25%.

At June 30, 2025, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At June 30, 2025, the interest rate for these Series B private placement notes was 4.56%.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at June 30, 2025.

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

Capital Markets
On June 3, 2025, we filed a new universal shelf registration statement with the SEC, which is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depository shares, warrants and units. We may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. The registration statement replaced our expiring universal shelf registration statement filed in 2022.

Additionally, on June 3, 2025, we filed a shelf registration statement with the SEC, which is effective for a term of three years, for our DSP Plan, which permits the issuance of up to 25,000,000 common shares. The registration statement replaced our expiring DSP Plan shelf registration statement filed in 2022.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$186,690	$178,198
Net cash provided (used) by investing activities	29,823	(72,482)
Net cash used by financing activities	(223,906)	(149,856)

Commitments
As of June 30, 2025, we had 14 development projects with commitments to fund an aggregate of approximately $119.1 million, of which approximately $38.6 million is expected to be funded in the remainder of 2025. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2025, we had two mortgage notes with commitments totaling approximately $49.8 million, of which $4.3 million is expected to be funded in the remainder of 2025. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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

Long-term liquidity requirements consist primarily of debt maturities. Upon maturity, on April 1, 2025, we fully repaid $300.0 million of senior unsecured notes, using borrowings under our $1.0 billion senior unsecured revolving credit facility. We have $629.6 million of debt maturities due in 2026. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2025 and 2024 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FFO:
Net income available to common shareholders of EPR Properties	$69,603	$39,062	$129,374	$95,739
Gain on sale of real estate	(16,779)	(1,459)	(26,163)	(19,408)
Impairment of real estate investments, net	—	11,812	—	11,812
Real estate depreciation and amortization	41,939	41,289	82,871	81,571
Allocated share of joint venture depreciation	985	2,457	2,021	4,873
FFO available to common shareholders of EPR Properties	$95,748	$93,161	$188,103	$174,587

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FFO available to common shareholders of EPR Properties	$95,748	$93,161	$188,103	$174,587
Add: Preferred dividends for Series C preferred shares	1,938	1,938	3,876	3,876
Add: Preferred dividends for Series E preferred shares	1,938	1,938	3,876	3,876
Diluted FFO available to common shareholders of EPR Properties	$99,624	$97,037	$195,855	$182,339

FFOAA:
FFO available to common shareholders of EPR Properties	$95,748	$93,161	$188,103	$174,587
Retirement and severance expense	—	—	—	1,836
Transaction costs	669	199	1,236	200
Provision (benefit) for credit losses, net	997	404	345	3,141
Deferred income tax benefit	(93)	(249)	(623)	(526)
FFOAA available to common shareholders of EPR Properties	$97,321	$93,515	$189,061	$179,238

FFOAA available to common shareholders of EPR Properties	$97,321	$93,515	$189,061	$179,238
Add: Preferred dividends for Series C preferred shares	1,938	1,938	3,876	3,876
Add: Preferred dividends for Series E preferred shares	1,938	1,938	3,876	3,876
Diluted FFOAA available to common shareholders of EPR Properties	$101,197	$97,391	$196,813	$186,990

AFFO:
FFOAA available to common shareholders of EPR Properties	$97,321	$93,515	$189,061	$179,238
Non-real estate depreciation and amortization	141	185	298	372
Deferred financing fees amortization	2,102	2,234	4,308	4,446
Share-based compensation expense to management and trustees	3,912	3,538	7,779	7,230
Amortization of above and below market leases, net and tenant allowances	(81)	(84)	(162)	(168)
Maintenance capital expenditures (1)	(1,858)	(1,321)	(3,109)	(2,876)
Straight-lined rental revenue	(5,137)	(5,251)	(8,534)	(8,921)
Straight-lined ground sublease expense	—	25	2	57
Non-cash portion of mortgage and other financing income	(566)	(555)	(863)	(1,417)
AFFO available to common shareholders of EPR Properties	$95,834	$92,286	$188,780	$177,961

AFFO available to common shareholders of EPR Properties	$95,834	$92,286	$188,780	$177,961
Add: Preferred dividends for Series C preferred shares	1,938	1,938	3,876	3,876
Add: Preferred dividends for Series E preferred shares	1,938	1,938	3,876	3,876
Diluted AFFO available to common shareholders of EPR Properties	$99,710	$96,162	$196,532	$185,713

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FFO per common share:
Basic	$1.26	$1.23	$2.48	$2.31
Diluted	1.24	1.21	2.44	2.28
FFOAA per common share:
Basic	$1.28	$1.24	$2.49	$2.37
Diluted	1.26	1.22	2.45	2.34
Shares used for computation (in thousands):
Basic	76,083	75,689	75,944	75,543
Diluted	76,571	76,022	76,404	75,861

Weighted average shares outstanding-diluted EPS	76,571	76,022	76,404	75,861
Effect of dilutive Series C preferred shares	2,344	2,310	2,340	2,306
Effect of dilutive Series E preferred shares	1,667	1,664	1,666	1,663
Adjusted weighted average shares outstanding-diluted Series C and Series E	80,582	79,996	80,410	79,830

Other financial information:
Dividends per common share	$0.885	$0.855	$1.750	$1.690
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and six months ended June 30, 2025 and 2024. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands except ratios):

	June 30,
	2025	2024
Net Debt:
Debt	$2,792,970	$2,819,029
Deferred financing costs, net	16,622	22,200
Cash and cash equivalents	(12,955)	(33,731)
Net Debt	$2,796,637	$2,807,498

Gross Assets:
Total Assets	$5,560,880	$5,645,367
Accumulated depreciation	1,641,916	1,504,427
Cash and cash equivalents	(12,955)	(33,731)
Gross Assets	$7,189,841	$7,116,063

Debt to Total Assets Ratio	50%	50%
Net Debt to Gross Assets Ratio	39%	39%

	Three Months Ended June 30,
	2025	2024
EBITDAre and Adjusted EBITDAre:
Net income	$75,643	$45,102
Interest expense, net	33,246	32,820
Income tax expense	681	557
Depreciation and amortization	42,080	41,474
Gain on sale of real estate	(16,779)	(1,459)
Impairment of real estate investments, net	—	11,812
Allocated share of joint venture depreciation	985	2,457
Allocated share of joint venture interest expense	430	2,310
EBITDAre	$136,286	$135,073
Transaction costs	669	199
Provision (benefit) for credit losses, net	997	404
Adjusted EBITDAre (for the quarter)	$137,952	$135,676

Adjusted EBITDAre (annualized) (1)	$551,808	$542,704

Net Debt/Adjusted EBITDAre Ratio	5.1	5.2

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

	June 30, 2025	December 31, 2024
Total assets	$5,560,880	$5,616,507
Operating lease right-of-use assets	(177,919)	(173,364)
Cash and cash equivalents	(12,955)	(22,062)
Restricted cash	(15,765)	(13,637)
Accounts receivable	(94,514)	(84,589)
Add: accumulated depreciation on real estate investments	1,641,916	1,562,645
Add: accumulated amortization on intangible assets (1)	30,456	31,876
Prepaid expenses and other current assets (1)	(41,300)	(39,464)
Total investments	$6,890,799	$6,877,912

Total Investments:
Real estate investments, net of accumulated depreciation	$4,402,379	$4,435,358
Add back accumulated depreciation on real estate investments	1,641,916	1,562,645
Land held for development	20,168	20,168
Property under development	84,195	112,263
Mortgage notes and related accrued interest receivable, net	666,154	665,796
Investment in joint ventures	9,680	14,019
Intangible assets, gross (1)	63,239	64,317
Notes receivable and related accrued interest receivable, net (1)	3,068	3,346
Total investments	$6,890,799	$6,877,912
(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	June 30, 2025	December 31, 2024
Intangible assets, gross	$63,239	$64,317
Less: accumulated amortization on intangible assets	(30,456)	(31,876)
Notes receivable and related accrued interest receivable, net	3,068	3,346
Prepaid expenses and other current assets	41,300	39,464
Total other assets	$77,151	$75,251

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2025, we had a $1.0 billion unsecured revolving credit facility with $405.0 million outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. In recent months, the U.S. government has imposed, and is considering imposing, tariffs and trade restrictions on certain goods produced outside of the U.S., including a recent indication that a significant tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and resulted in retaliatory countermeasures on U.S. goods by its trading partners.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended June 30, 2025 otherwise reportable under this Item 5.

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

EPR Properties

Dated:	July 31, 2025	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 31, 2025	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)