Form 10-Q
period 2025-09-30
EPR PROPERTIES
filed 2025-10-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

At October 29, 2025, there were 76,140,341 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,671,309 and $1,562,645 at September 30, 2025 and December 31, 2024, respectively	$4,380,628	$4,435,358
Land held for development	20,168	20,168
Property under development	67,381	112,263
Operating lease right-of-use assets	168,730	173,364
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $16,810 and $17,111 at September 30, 2025 and December 31, 2024, respectively	696,438	665,796
Investment in joint ventures	14,046	14,019
Cash and cash equivalents	13,710	22,062
Restricted cash	15,982	13,637
Accounts receivable	92,291	84,589
Other assets	74,523	75,251
Total assets	$5,543,897	$5,616,507
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$113,475	$107,976
Operating lease liabilities	203,269	212,400
Common dividends payable	22,461	25,831
Preferred dividends payable	6,032	6,032
Unearned rents and interest	101,491	80,565
Debt	2,768,387	2,860,458
Total liabilities	3,215,115	3,293,262
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at September 30, 2025 and December 31, 2024; and 84,233,035 and 83,619,740 shares issued at September 30, 2025 and December 31, 2024, respectively	842	836
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,616 and 5,392,716 Series C convertible shares issued at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $134,815,400	54	54
3,445,980 Series E convertible shares issued at September 30, 2025 and December 31, 2024; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at September 30, 2025 and December 31, 2024; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,972,784	3,950,528
Treasury shares at cost: 8,094,555 and 7,883,581 common shares at September 30, 2025 and December 31, 2024, respectively	(295,268)	(285,413)
Accumulated other comprehensive loss	(587)	(3,756)
Distributions in excess of net income	(1,349,137)	(1,339,098)
Total equity	$2,328,782	$2,323,245
Total liabilities and equity	$5,543,897	$5,616,507
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenue	$154,838	$148,677	$451,548	$436,051
Other income	12,135	17,419	35,989	43,874
Mortgage and other financing income	15,333	14,411	47,870	40,909
Total revenue	182,306	180,507	535,407	520,834
Property operating expense	14,478	14,611	44,310	43,958
Other expense	11,173	15,631	35,743	43,440
General and administrative expense	14,001	11,935	41,255	37,863
Retirement and severance expense	1,094	—	1,094	1,836
Transaction costs	492	175	1,728	375
Provision (benefit) for credit losses, net	9,117	(770)	9,462	2,371
Impairment charges	—	—	—	11,812
Depreciation and amortization	42,409	42,795	125,578	124,738
Total operating expenses	92,764	84,377	259,170	266,393
Gain (loss) on sale of real estate and early ground lease termination	8,073	(3,419)	34,236	15,989
Income from operations	97,615	92,711	310,473	270,430
Costs associated with loan refinancing or payoff	—	337	—	337
Interest expense, net	33,238	32,867	99,505	97,338
Equity in (income) loss from joint ventures	(2,934)	851	1,394	5,384
Impairment charges on joint ventures	—	12,130	—	12,130
Income before income taxes	67,311	46,526	209,574	155,241
Income tax expense (benefit)	725	(124)	1,542	780
Net income	66,586	46,650	208,032	154,461
Preferred dividend requirements	6,032	6,032	18,104	18,104
Net income available to common shareholders of EPR Properties	$60,554	$40,618	$189,928	$136,357
Net income available to common shareholders of EPR Properties per share:
Basic	$0.80	$0.54	$2.50	$1.80
Diluted	$0.79	$0.53	$2.48	$1.80
Shares used for computation (in thousands):
Basic	76,127	75,723	76,006	75,604
Diluted	76,668	76,108	76,496	75,945

Other comprehensive income:
Net income	$66,586	$46,650	$208,032	$154,461
Foreign currency translation adjustment	(5,459)	3,852	8,705	(5,910)
Unrealized gain (loss) on derivatives, net	4,876	(3,920)	(5,536)	2,005
Comprehensive income attributable to EPR Properties	$66,003	$46,582	$211,201	$150,556

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Issuance of nonvested shares and performance share units, net of cancellations	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	3,692	—	—	—	3,692
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(6,909)	—	(6,909)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,732	—	4,732
Net income	—	—	—	—	—	—	—	62,709	62,709
Issuances of common shares	6,245	—	—	—	273	—	—	—	273
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(598)	(598)
Dividends to common shareholders ($0.835 per share)	—	—	—	—	—	—	—	(63,146)	(63,146)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2024	83,553,611	$835	14,838,896	$148	$3,939,242	$(285,413)	$1,119	$(1,207,614)	$2,448,317

Restricted share units issued to Trustees	41,754	1	—	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,538	—	—	—	3,538
Foreign currency translation adjustment	—	—	—	—	—	—	(2,853)	—	(2,853)
Change in unrealized loss on derivatives, net		—	—	—	—	—	1,193	—	1,193
Net income	—	—	—	—	—	—	—	45,102	45,102
Issuances of common shares	7,472	—	—	—	309	—	—	—	309
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(433)	(433)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.855 per share)	—	—	—	—	—	—	—	(64,338)	(64,338)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2024	83,602,837	$836	14,838,896	$148	$3,943,089	$(285,413)	$(541)	$(1,233,323)	$2,424,796

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par

Continued from previous page.
Balance at June 30, 2024	83,602,837	$836	14,838,896	$148	$3,943,089	$(285,413)	$(541)	$(1,233,323)	$2,424,796
Restricted share units issued to Trustees	3,656	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,264	—	—	—	3,264
Foreign currency translation adjustment	—	—	—	—	—	—	3,852	—	3,852
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(3,920)	—	(3,920)
Net income	—	—	—	—	—	—	—	46,650	46,650
Issuances of common shares	6,190	—	—	—	281	—	—	—	281
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(443)	(443)
Dividends to common shareholders ($0.855 per share)	—	—	—	—	—	—	—	(64,745)	(64,745)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2024	83,612,683	$836	14,838,896	$148	$3,946,634	$(285,413)	$(609)	$(1,257,893)	$2,403,703

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	1,564	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units	532,326	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,833)	—	—	(9,833)
Share-based compensation expense	—	—	—	—	3,867	—	—	—	3,867
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	—	65,803	65,803
Issuances of common shares	6,801	—	—	—	329	—	—	—	329
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Stock option exercises, net	268	—	—	—	12	(12)	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to common shareholders ($0.865 per share)	—	—	—	—	—	—	—	(65,753)	(65,753)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2025	84,160,742	$842	14,838,596	$148	$3,963,430	$(295,258)	$(3,567)	$(1,344,583)	$2,321,012

Restricted share units issued to Trustees	42,071	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,912	—	—	—	3,912
Foreign currency translation adjustment	—	—	—	—	—	—	13,983	—	13,983
Change in unrealized loss on derivatives, net		—	—	—	—	—	(10,420)	—	(10,420)
Net income	—	—	—	—	—	—	—	75,643	75,643
Issuances of common shares	6,354	—	—	—	336	—	—	—	336
Dividend to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.885 per share)	—	—	—	—	—	—	—	(67,335)	(67,335)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2025	84,209,167	$842	14,838,596	$148	$3,967,678	$(295,258)	$(4)	$(1,342,315)	$2,331,091

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par

Continued from previous page.
Balance at June 30, 2025	84,209,167	$842	14,838,596	$148	$3,967,678	$(295,258)	$(4)	$(1,342,315)	$2,331,091
Issuance of nonvested shares and performance share units	17,602	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,907	—	—	—	3,907
Share-based compensation included in retirement and severance expense	—	—	—	—	847	—	—	—	847
Foreign currency translation adjustment	—	—	—	—	—	—	(5,459)	—	(5,459)
Change in unrealized gain on derivatives. net	—	—	—	—	—	—	4,876	—	4,876
Net income	—	—	—	—	—	—	—	66,586	66,586
Issuances of common shares	6,058	—	—	—	343	—	—	—	343
Stock option exercises, net	208	—	—	—	9	(10)	—	—	(1)
Dividends to common shareholders ($0.885 per share)	—	—	—	—	—	—	—	(67,376)	(67,376)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2025	84,233,035	$842	14,838,596	$148	$3,972,784	$(295,268)	$(587)	$(1,349,137)	$2,328,782

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$208,032	$154,461
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	11,812
Impairment charges on joint ventures	—	12,130
Gain on sale of real estate and early ground lease termination	(34,236)	(15,989)
Deferred income tax benefit	(676)	(1,254)
Costs associated with loan refinancing or payoff	—	337
Equity in loss from joint ventures	1,394	5,384
Distributions from joint ventures	11	—
Provision (benefit) for credit losses, net	9,462	2,371
Depreciation and amortization	125,578	124,738
Amortization of deferred financing costs	6,428	6,657
Amortization of above/below market leases and tenant allowances, net	(243)	(252)
Share-based compensation expense to management and Trustees	11,686	10,494
Share-based compensation expense included in retirement and severance expense	847	1,598
Change in assets and liabilities:
Operating lease assets and liabilities	(1,048)	(975)
Mortgage notes accrued interest receivable	(2,245)	(2,720)
Accounts receivable	(10,272)	(16,129)
Other assets	(3,559)	(7,176)
Accounts payable and accrued liabilities	9,528	12,031
Unearned rents and interest	2,486	2,681
Net cash provided by operating activities	323,173	300,199
Investing activities:
Acquisition of and investments in real estate and other assets	(23,914)	(42,388)
Proceeds from sale of real estate	125,697	65,149
Investment in unconsolidated joint ventures	(1,432)	(186)
Investment in mortgage notes receivable	(48,073)	(88,577)
Proceeds from mortgage notes receivable paydowns	9,633	457
Proceeds from note receivable paydowns	1,259	1,289
Additions to properties under development	(69,676)	(81,386)
Net cash used by investing activities	(6,506)	(145,642)
Financing activities:
Proceeds from long-term debt facilities	484,000	214,000
Principal payments on debt	(580,000)	(181,638)
Deferred financing fees paid	(446)	—
Costs associated with loan refinancing or payoff (cash portion)	—	(9,534)
Net proceeds from issuance of common shares	709	589
Impact of stock option exercises, net	(1)	—
Purchase of common shares for treasury for vesting	(9,833)	(11,375)
Dividends paid to shareholders	(217,393)	(209,193)
Net cash used by financing activities	(322,964)	(197,151)
Effect of exchange rate changes on cash	290	(67)
Net change in cash and cash equivalents and restricted cash	(6,007)	(42,661)
Cash and cash equivalents and restricted cash at beginning of the period	35,699	80,981
Cash and cash equivalents and restricted cash at end of the period	$29,692	$38,320
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$22,062	$78,079
Restricted cash at beginning of the period	13,637	2,902
Cash and cash equivalents and restricted cash at beginning of the period	$35,699	$80,981

Cash and cash equivalents at end of the period	$13,710	$35,328
Restricted cash at end of the period	15,982	2,992
Cash and cash equivalents and restricted cash at end of the period	$29,692	$38,320

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$98,956	$111,805
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$29,719	$21,325
Remeasurement of right-of-use asset from early ground lease termination	$7,439	$—
Remeasurement of lease liability from early ground lease termination	$10,901	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$88,067	$81,222
Cash paid during the period for income taxes	$2,329	$1,471
Interest cost capitalized	$3,154	$2,304
Change in accrued capital expenditures	$(3,736)	$(13,731)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.

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

The Company's variable interests in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2025 and December 31, 2024, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $15.2 million and $19.1 million as of September 30, 2025 and December 31, 2024, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $8.4 million and $10.5 million as of September 30, 2025 and December 31, 2024, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. During the nine months ended September 30, 2025 and 2024, the Company recognized straight-line write-offs of $0.1 million for both periods. For the nine months ended September 30, 2025 and 2024, the Company recognized $12.1 million and $13.3 million, respectively, of straight-line rental revenue, net of write-offs.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with FASB ASC Topic 842, the Company does not include these lessee payments to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2025 and 2024, the Company recognized $1.3 million and $1.4 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its multi-tenant entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2025 and 2024, the amounts due for non-lease components included in rental revenue totaled $14.3 million and $13.7 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $14.9 million and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company regularly evaluates the collectability of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality, projected performance and historical trends of the tenant, as well as the current economic conditions and changes in customer payment terms. When the collectability of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the nine months ended September 30, 2025, the Company wrote-off approximately $0.1 million of accrued interest against interest income related to one mortgage note receivable. No such amounts were written-off for the nine months ended September 30, 2024. As of September 30, 2025, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value.

As of September 30, 2025, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the nine months ended September 30, 2025 related to one borrower and was $1.8 million. There was no participating interest income for the nine months ended September 30, 2024.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the nine months ended September 30, 2025 and 2024. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$75,593	14.1%	$74,657	14.3%
AMC	72,241	13.5%	70,662	13.6%
Regal	64,082	12.0%	57,677	11.1%

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Buildings and improvements	$4,704,285	$4,632,557
Furniture, fixtures & equipment	120,821	118,575
Land	1,198,378	1,218,418
Leasehold interests	28,453	28,453
	6,051,937	5,998,003
Accumulated depreciation	(1,671,309)	(1,562,645)
Total	$4,380,628	$4,435,358
Depreciation expense on real estate investments was $122.8 million and $121.9 million for the nine months ended September 30, 2025 and 2024, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2025 totaled $140.8 million, and included $14.3 million for the acquisition of an attraction property in New Jersey and $1.6 million for the acquisition of land for a new build-to-suit eat & play property in Virginia, which has a total expected cost of approximately $19.0 million at completion in 2026. Additionally, the Company acquired land for $1.2 million and provided mortgage financing of $5.9 million secured by the improvements of a fitness & wellness property in Georgia as well as provided mortgage financing of approximately $20.0 million secured by a fitness and wellness property in Winnipeg, Canada. Investment spending for the nine months ended September 30, 2025 also included experiential build-to-suit development and redevelopment projects.

During the nine months ended September 30, 2025, the Company completed the sale of three vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center, one land parcel and 10 leased early childhood education centers for net proceeds totaling $125.7 million and recognized a net gain on sale totaling $30.8 million.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of September 30, 2025, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the CECL model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $696.4 million and $665.8 million at September 30, 2025 and December 31, 2024, respectively. Investment in notes receivable, including related accrued interest receivable, was $2.9 million and $3.3 million at September 30, 2025 and December 31, 2024, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2025, the Company received $8.1 million in net proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties in Florida.

During the year ended December 31, 2024, the Company decided to exit its unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana. The Company had previously provided an $11.3 million subordinated mortgage note receivable to the unconsolidated real estate joint venture holding the property. During the year ended December 31, 2024, the Company recorded an allowance for credit loss totaling $10.3 million for this mortgage note receivable. On February 4, 2025, the Company received $1.0 million in exchange for the sale of its remaining subordinated mortgage note receivable and, accordingly, reduced the allowance for credit loss by the $10.3 million of principal that was forgiven.

At September 30, 2025, two of the Company's mortgage notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of September 30, 2025 on the mortgage notes receivable. One of the Company's mortgage notes receivable is fully reserved with an allowance for credit loss totaling $6.4 million, which represents the outstanding principal balance of the note as of September 30, 2025. The other collateral-dependent mortgage note receivable has a carrying amount at September 30, 2025 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. Income from these borrowers is recognized on a cash basis. During the nine months ended September 30, 2025 and 2024, the Company received cash basis interest payments of $0.9 million and $0.7 million, respectively, from these mortgage note receivable borrowers.

At September 30, 2025, one of the Company's notes receivable is considered collateral-dependent. The Company assessed the fair value of the collateral as of September 30, 2025 on the note receivable. The note receivable is fully reserved with an allowance for credit loss totaling $6.0 million, which represents the outstanding principal balance of the note as of September 30, 2025. At September 30, 2025, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.0 million, which is fully reserved in the allowance for credit losses at September 30, 2025. The Company's income received from this borrower is recognized on a cash basis. During the nine months ended September 30, 2025 and 2024, the Company received cash basis interest payments of $0.6 million and $0.7 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company received principal payments totaling $0.8 million for each period from this borrower. Additionally, during the nine months ended September 30, 2025, the Company wrote-off $1.9 million of principal for a note receivable that was fully reserved.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2025 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2024	$17,111	$740	$8,811	$—	$26,662
Provision (benefit) for credit losses, net	10,119	170	(827)	—	9,462
Charge-offs	(10,420)	—	(1,916)	—	(12,336)
Recoveries	—	—	—	—	—
Allowance for credit losses at September 30, 2025	$16,810	$910	$6,068	$—	$23,788

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Receivable from tenants	$1,634	$5,160
Receivable from non-tenants (1)	7,126	7,094
Straight-line rent receivable	83,531	72,335
Total	$92,291	$84,589

(1) Receivable from non-tenants includes $5.6 million of a $5.9 million payment to the City of Kansas City, Missouri (the City) under protest related to an assessment of tax years ending December 31, 2018 through 2022. During the year ended December 31, 2024, the City denied the Company’s necessary deduction for dividends paid for each of these years and the Company made payment under protest to the City in an amount of approximately $5.9 million, which included the City’s assessment of additional tax, penalties and interest. Following its tender of the payment, the Company initiated legal action demanding a full refund. In November of 2024, the City agreed to an alternative methodology for apportionment of taxes beginning in 2024. In October of 2025, an agreement was reached regarding application of the same methodology for tax years prior to 2024. As a result, the Company has recognized $0.3 million of expense related to these prior periods and, accordingly, reduced the receivable related to the assessment to $5.6 million during the nine months ended September 30, 2025.

7. Capital Markets and Dividends

During the three and nine months ended September 30, 2025, the Company declared cash dividends totaling $0.885 and $2.635 per common share. Additionally, during the three and nine months ended September 30, 2025, the Company declared cash dividends of $0.359375 and $1.078125 per share, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 and $1.6875 per share, on the Company's 9.00% Series E cumulative convertible preferred shares.

Upon maturity, on April 1, 2025, the Company fully repaid $300.0 million of senior unsecured notes using borrowings under its $1.0 billion senior unsecured revolving credit facility.

On June 3, 2025, the Company filed a new universal shelf registration statement with the SEC. The securities covered by this registration statement include common shares, preferred shares, debt securities, depositary shares, warrants and units. The Company may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. The registration statement is effective for a term of three years and replaced the Company’s expiring universal shelf registration statement filed in 2022.

Additionally, on June 3, 2025, the Company filed a shelf registration statement with the SEC, for its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan), which permits the issuance of up to 25,000,000 common shares. The registration statement is effective for a term of three years and replaced the Company’s expiring DSP Plan shelf registration statement filed in 2022.

On September 22, 2025, the Company entered into amendment number one to its Fourth Amended, Restated and Consolidated Credit Agreement (the Amended Credit Agreement) to remove the SOFR index adjustment with respect to loans denominated in U.S. dollars.

8. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $0.7 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively. The Company had derivative liabilities of $4.3 million and $0.03 million at September 30, 2025 and December 31, 2024, respectively. The Company has not posted or received collateral with its derivative counterparties as of September 30, 2025 or December 31, 2024. See Note 9 for disclosures relating to the fair value of the derivative instruments.

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

At September 30, 2025, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of September 30, 2025 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2025, the Company estimates that during the twelve months ending September 30, 2026, $71 thousand of losses will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of September 30, 2025, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of September 30, 2025, the Company estimates that during the twelve months ending September 30, 2026, $343 thousand of gains will be reclassified from AOCI to other income.

Fair Value Hedges of Foreign Exchange Risk
During the nine months ended September 30, 2025, the Company entered into a CAD denominated mortgage note receivable secured by a fitness & wellness property in Winnipeg, Canada. The Company uses cross-currency swaps designated as a fair value hedge to mitigate foreign currency risk associated with fluctuations in the USD-CAD spot rate associated with the principal remeasurement of this mortgage note. The Company entered into a cross-currency swap with an interim and final notional exchange of $27.9 million CAD and $20.0 million USD at a spot rate of $1.392 CAD per USD to fund the principal amount of the mortgage note receivable and monthly exchanges as noted below.

As of September 30, 2025, the Company had the following cross-currency swap designated as a fair value hedge:

Interim settlement exchange rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.25 CAD per USD	$27.9	$2.2	October 1, 2030

The change in fair value of the foreign currency derivative designated and qualifying as a fair value hedge of foreign exchange risk is recorded at fair value each period on the Company's consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency gain (loss). The foreign currency gain (loss) is included in "Other income" on the Company's consolidated statements of income and comprehensive income, which will offset the earnings impact of the foreign currency changes in the underlying transaction being hedged. The initial value of the component excluded from the assessment of effectiveness is recorded in AOCI and reclassified into earnings over the life of the hedging instrument. As of September 30, 2025, the Company estimates that during the twelve months ending September 30, 2026, $165 thousand of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of September 30, 2025, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2025 and 2024.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2025 and 2024 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2025	2024	2025	2024
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$23	$(503)	$151	$(132)
Amount of Income Reclassified from AOCI into Earnings (1)	32	189	272	551
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	540	(415)	(660)	39
Amount of Income Reclassified from AOCI into Earnings (2)	96	257	434	770
Fair Value Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative (3)	(60)	—	(60)	—
Amount of Income Reclassified from AOCI into Earnings (2)	3	—	3	—
Amount of Loss Recognized in Earnings (2)	(2)	—	(2)	—
Net Investment Hedges
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	4,504	(2,556)	(4,258)	3,419
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$5,007	$(3,474)	$(4,827)	$3,326
Amount of Income Reclassified from AOCI into Earnings	131	446	709	1,321
Amount of Loss Recognized in Earnings	(2)	—	(2)	—

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$33,238	$32,867	$99,505	$97,338
Other income in accompanying consolidated statements of income and comprehensive income	$12,135	$17,419	$35,989	$43,874
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024.
(3) Amounts excluded from the effectiveness testing.

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

As of September 30, 2025, the fair value of the Company's derivatives in a liability position related to these agreements was $4.3 million. If the Company breaches any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, which, after considering the right of offset, was $4.2 million at September 30, 2025. As of September 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

9. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
September 30, 2025 and December 31, 2024
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2025
Cross-Currency Swaps (1)	$—	$380	$—	$380
Cross-Currency Swaps (2)	$—	$(64)	$—	$(64)
Currency Forward Agreements (2)	—	(4,284)	—	(4,284)
Interest Rate Swap Agreements (1)	—	288	—	288

December 31, 2024
Cross-Currency Swaps (1)	$—	$1,475	$—	$1,475
Currency Forward Agreements (2)	—	(26)	—	(26)
Interest Rate Swap Agreements (1)	—	677	—	677
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2025 and December 31, 2024:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2025, the Company had a carrying value of $696.4 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.87%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.69%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.05% to 11.00%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $743.0 million with an estimated weighted average market rate of 7.91% at September 30, 2025.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2025, the Company had a carrying value of $404.0 million in variable-rate debt outstanding with an average interest rate of approximately 5.11%. The carrying value of the variable-rate debt outstanding approximated the fair value at September 30, 2025.

At December 31, 2024, the Company had a carrying value of $200.0 million in variable-rate debt outstanding with an interest rate of approximately 5.34%. The carrying value of the variable-rate debt outstanding approximated the fair value at December 31, 2024.

At both September 30, 2025 and December 31, 2024, $25.0 million of the variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 8 for additional information related to the Company's interest rate swap agreement.

At September 30, 2025, the Company had a carrying value of $2.38 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.32%. Discounting the future cash flows for fixed-rate debt using September 30, 2025 market rates of 4.53% to 5.13%, management estimates the fair value of the fixed rate debt to be approximately $2.33 billion with an estimated weighted average market rate of 4.73% at September 30, 2025.

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

10. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands except per share information):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$66,586			$208,032
Less: preferred dividend requirements	(6,032)			(18,104)
Net income available to common shareholders	$60,554	76,127	$0.80	$189,928	76,006	$2.50
Diluted EPS:
Net income available to common shareholders	$60,554	76,127		$189,928	76,006
Effect of dilutive securities:
Share options and performance share units	—	541		—	490
Net income available to common shareholders	$60,554	76,668	$0.79	$189,928	76,496	$2.48

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$46,650			$154,461
Less: preferred dividend requirements	(6,032)			(18,104)
Net income available to common shareholders	$40,618	75,723	$0.54	$136,357	75,604	$1.80
Diluted EPS:
Net income available to common shareholders	$40,618	75,723		$136,357	75,604
Effect of dilutive securities:
Share options and performance share units	—	385		—	341
Net income available to common shareholders	$40,618	76,108	$0.53	$136,357	75,945	$1.80

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2025 and 2024.

•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2025 and 2024.
•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for the three and nine months ended September 30, 2025.
•Outstanding options to purchase 57 thousand common shares at per share prices ranging from $44.44 to $76.63 for the three and nine months ended September 30, 2024.
•The effect of 116 thousand contingently issuable performance share units granted during 2024 for the three and nine months ended September 30, 2024.

11. Retirement of Executive Vice President and Chief Investment Officer

During the three months ended September 30, 2025, the Company's Executive Vice President and Chief Investment Officer, Greg Zimmerman, notified the Company of his intention to retire from his position in the first quarter of 2026. The role of Executive Vice President and Chief Investment Officer will be assumed by Ben Fox, who joined the Company in August of 2025. For the three months ended September 30, 2025, the Company recorded retirement and severance expense related to Mr. Zimmerman's expected retirement totaling $1.1 million, which included cash payments totaling $0.3 million and accelerated vesting of nonvested shares totaling $0.8 million.

12. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of restricted common shares, restricted share units, performance share units or other share-based awards. On May 6, 2025, the Company amended the 2016 Equity Incentive Plan by shareholder vote to increase the maximum number of authorized shares issuable under the plan from 3,950,000 shares to 5,950,000 shares. At September 30, 2025, there were 2,295,262 shares available for issuance under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	614,614	$42.79
Granted	301,096	50.38
Vested	(265,675)	43.37
Outstanding at September 30, 2025	650,035	$46.07	1.00

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $11.8 million and $13.7 million for the nine months ended September 30, 2025 and 2024, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.8 million and $5.2 million for the nine months ended September 30, 2025 and 2024, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.4 million and $0.7 million for nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, unamortized share-based compensation expense related to nonvested shares was $13.6 million.

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)
Outstanding at December 31, 2024	326,469	$59.44
Granted	113,833	66.45
Vested (2)	(98,610)	72.63
Outstanding at September 30, 2025	341,692	$57.97
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

The number of common shares issuable upon settlement of the performance share units granted during the nine months ended September 30, 2025, 2024 and 2023 will be based upon the Company's achievement level relative to performance measures at December 31, 2027, 2026 and 2025, respectively. The performance share units accrue dividend equivalents that are paid as additional common shares based on the Company's achievement levels and upon settlement of the performance share units. The Company's achievement level relative to the performance measures is assigned a specific payout percentage, which is multiplied by a target number of performance share units.

Granted during the years ended December 31,	TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
2023	50.0%	25.0%	25.0%
2024	52.2%	26.1%	21.7%
2025	52.2%	26.1%	21.7%

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.3 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2027, 2026 and 2025 for performance share units granted in 2025, 2024 and 2023, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the nine months ended September 30, 2025: risk-free interest rate of 4.2%, volatility factors in the expected market price of the Company's common shares of 25% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2025, achievement of the performance condition was deemed probable for the performance share units granted during the nine months ended September 30, 2025 with an expected payout percentage of 165%, which resulted in a grant date fair value of approximately $2.0 million. Achievement of the performance condition for the performance share units granted during the nine months ended September 30, 2024 and 2023 was deemed not probable at September 30, 2025.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $4.2 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively. Expense related to performance share units and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.4 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, unamortized share-based compensation expense related to nonvested performance share units was $8.1 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	45,410	$40.69
Granted	43,635	55.71
Vested	(46,974)	40.92
Outstanding at September 30, 2025	42,071	$56.01	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.7 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, unamortized share-based compensation expense related to restricted share units was $1.6 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2025 and December 31, 2024, the Company was lessee in 50 and 51 operating ground leases, respectively, and lessee in one operating lease for its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of September 30, 2025, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event a tenant fails to pay the ground lease rent or if the property does not have a subtenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

During the three months ended September 30, 2025, the Company exercised an early termination option of a ground lease on an eat & play property. As a result, the Company recognized a gain of $3.4 million due to the reassessment of the lease term and the corresponding remeasurement of the lease liability and right-of-use asset, which is recorded in "Gain (loss) on sale of real estate and early ground lease termination" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Lease revenue
Operating leases	Rental revenue	$148,125	$142,189	$431,672	$416,589
Sublease income - operating ground leases	Rental revenue	6,713	6,488	19,876	19,462

Lease costs
Operating ground lease cost	Property operating expense	$6,765	$6,531	$20,141	$19,617
Operating office lease cost	General and administrative expense	224	224	672	672

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

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,156,649	$365,300	$21,948	$5,543,897

	As of December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,171,845	$409,801	$34,861	$5,616,507

Operating Data:
	Three Months Ended September 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$146,129	$8,709	$—	$154,838
Other income	12,072	—	63	12,135
Mortgage and other financing income	15,326	7	—	15,333
Total revenue	173,527	8,716	63	182,306

Property operating expense	14,275	(12)	215	14,478
Other expense	11,173	—	—	11,173
Total investment expenses	25,448	(12)	215	25,651
Net operating income - before unallocated items	148,079	8,728	(152)	156,655

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(14,001)
Retirement and severance expense				(1,094)
Transaction costs				(492)
(Provision) benefit for credit losses, net				(9,117)
Depreciation and amortization				(42,409)
Gain on sale of real estate and early ground lease termination				8,073
Interest expense, net				(33,238)
Equity in income from joint ventures				2,934
Income tax expense				(725)
Net income				66,586
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$60,554

	Three Months Ended September 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$139,241	$9,436	$—	$148,677
Other income	17,232	—	187	17,419
Mortgage and other financing income	14,206	205	—	14,411
Total revenue	170,679	9,641	187	180,507

Property operating expense	14,180	189	242	14,611
Other expense	15,631	—	—	15,631
Total investment expenses	29,811	189	242	30,242
Net operating income - before unallocated items	140,868	9,452	(55)	150,265

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(11,935)
Transaction costs				(175)
(Provision) benefit for credit losses, net				770
Depreciation and amortization				(42,795)
Loss on sale of real estate and early ground lease termination				(3,419)
Costs associated with loan refinancing or payoff				(337)
Interest expense, net				(32,867)
Equity in loss from joint ventures				(851)
Impairment charges on joint ventures				(12,130)
Income tax benefit				124
Net income				46,650
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$40,618

	Nine Months Ended September 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$423,621	$27,927	$—	$451,548
Other income	35,704	—	285	35,989
Mortgage and other financing income	47,586	284	—	47,870
Total revenue	506,911	28,211	285	535,407

Property operating expense	43,631	16	663	44,310
Other expense	35,743	—	—	35,743
Total investment expenses	79,374	16	663	80,053
Net operating income - before unallocated items	427,537	28,195	(378)	455,354

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(41,255)
Retirement and severance expense				(1,094)
Transaction costs				(1,728)
(Provision) benefit for credit losses, net				(9,462)
Depreciation and amortization				(125,578)
Gain on sale of real estate and early ground lease termination				34,236
Interest expense, net				(99,505)
Equity in loss from joint ventures				(1,394)
Income tax expense				(1,542)
Net income				208,032
Preferred dividend requirements				(18,104)
Net income available to common shareholders of EPR Properties				$189,928

	Nine Months Ended September 30, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$407,638	$28,413	$—	$436,051
Other income	43,215	100	559	43,874
Mortgage and other financing income	40,285	624	—	40,909
Total revenue	491,138	29,137	559	520,834

Property operating expense	42,762	475	721	43,958
Other expense	43,440	—	—	43,440
Total investment expenses	86,202	475	721	87,398
Net operating income - before unallocated items	404,936	28,662	(162)	433,436

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(37,863)
Retirement and severance expense				(1,836)
Transaction costs				(375)
(Provision) benefit for credit losses, net				(2,371)
Impairment charges				(11,812)
Depreciation and amortization				(124,738)
Gain on sale of real estate and early ground lease termination				15,989
Costs associated with loan refinancing or payoff				(337)
Interest expense, net				(97,338)
Equity in loss from joint ventures				(5,384)
Impairment charges on joint ventures				(12,130)
Income tax expense				(780)
Net income				154,461
Preferred dividend requirements				(18,104)
Net income available to common shareholders of EPR Properties				$136,357

15. Other Commitments and Contingencies

As of September 30, 2025, the Company had 13 development projects with commitments to fund an aggregate of approximately $70.7 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed or progressing in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of specified events outside of its direct control. As of September 30, 2025, the Company had two mortgage notes with commitments totaling approximately $49.8 million. If commitments are funded in the future, the Company will charge interest at rates consistent with the existing investments.

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

Our investment portfolio includes ownership of and long-term mortgages on Experiential and Education properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple-net leases under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs.

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

As of September 30, 2025, our total assets were approximately $5.5 billion (after accumulated depreciation of approximately $1.7 billion) with properties located in 43 states and Canada. Our total investments (a non-GAAP financial measure) were approximately $6.9 billion as of September 30, 2025. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at September 30, 2025 and December 31, 2024. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2025, our Experiential investments comprised $6.5 billion, or 94%, and our Education investments comprised $0.4 billion, or 6%, of our total investments.

As of September 30, 2025, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•150 theatre properties;
•59 eat & play properties (including seven theatres located in entertainment districts);
•25 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•24 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of September 30, 2025, our wholly-owned Experiential real estate portfolio consisted of approximately 18.5 million square feet, was 99% leased or operated and included $67.4 million in property under development and $20.2 million in undeveloped land inventory.

As of September 30, 2025, our Education portfolio consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of September 30, 2025, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased.

The combined wholly-owned portfolio consisted of 19.6 million square feet and was 99% leased or operated.

International Trade Environment
Throughout 2025, the U.S. government has imposed, and is considering imposing, tariffs and trade restrictions on certain goods produced outside of the United States, including an indication that a tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. In addition, the U.S. government has announced and rescinded numerous tariffs on various foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of tariffs on economic conditions.

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

Operating Results
Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2025 and 2024 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Total revenue	$182.3	$180.5	1.0%	$535.4	$520.8	2.8%
Net income available to common shareholders per diluted share	$0.79	$0.53	49.1%	$2.48	$1.80	37.8%
FFOAA per diluted share	$1.37	$1.30	5.4%	$3.81	$3.64	4.7%

The major factors impacting our results for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024 were as follows:
•The effect of investments and dispositions that occurred in 2025 and 2024;
•The recognition of lower other income and other expense primarily related to having fewer operating properties for the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024;
•The recognition of higher general and administrative expense, transaction costs and income tax expense for the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024 as well as higher retirement and severance expense for the three months ended September 30, 2025 versus the three months ended September 30, 2025;
•The increase in provision for credit losses, net for the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024;
•The recognition of impairment charges for the nine months ended September 30, 2024 and impairment charges on joint ventures for the three and nine months ended September 30, 2024 versus no such expense recognized for the three and nine months ended September 30, 2025;
•The recognition of higher gain on sale of real estate and early ground lease termination for the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024; and
•The recognition of higher equity in income from joint ventures and lower equity in loss from joint ventures for the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024, respectively.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2024 Annual Report. For the nine months ended September 30, 2025, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2025 and 2024 totaled $140.8 million and $214.6 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2025
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$59,875	$57,130	$2,471	$—	$274	$—
Attractions	14,281	—	—	14,281	—	—
Ski	1,880	—	—	—	1,880	—
Experiential Lodging	3,355	—	14	—	—	3,341
Fitness & Wellness	61,400	—	13,965	1,242	46,193	—
Total Experiential	140,791	57,130	16,450	15,523	48,347	3,341

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$140,791	$57,130	$16,450	$15,523	$48,347	$3,341

Nine Months Ended September 30, 2024
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	31,944	20,963	797	—	10,184	—
Attractions	55,798	—	164	33,437	22,197	—
Ski	1,729	—	—	—	1,729	—
Experiential Lodging	7,757	—	—	—	—	7,757
Fitness & Wellness	115,171	21,756	37,944	—	55,471	—
Cultural	1,860	—	1,860	—	—	—
Total Experiential	214,629	42,719	41,135	33,437	89,581	7,757

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$214,629	$42,719	$41,135	$33,437	$89,581	$7,757

The above amounts include $3.2 million and $2.3 million in capitalized interest for the nine months ended September 30, 2025 and 2024, respectively, and $245 thousand and $114 thousand in capitalized other general and administrative direct project costs for the nine months ended September 30, 2025 and 2024, respectively. Excluded from the table above is approximately $3.7 million and $5.4 million of maintenance capital expenditures for the nine months ended September 30, 2025 and 2024, respectively.

Dispositions
During the nine months ended September 30, 2025, we completed the sales of three vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center, one land parcel and 10 leased early childhood education centers for net proceeds totaling $125.7 million. In connection with these sales, we recognized a net gain on sale totaling $30.8 million.

During the nine months ended September 30, 2025, we received $8.1 million in proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties.

During the three months ended September 30, 2025, we executed an early termination option of a ground lease on an eat & play property. As a result of the early termination, we recognized a gain of $3.4 million due to the reassessment of the lease term and the corresponding remeasurement of the lease liability and right-of-use asset. The gain is included in "Gain (loss) on sale of real estate and early ground lease termination" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025.

Chief Investment Officer Transition
During the three months ended September 30, 2025, our Executive Vice President and Chief Investment Officer, Greg Zimmerman, notified us of his intention to retire from his position in the first quarter of 2026. The role of Executive Vice President and Chief Investment Officer will be assumed by Ben Fox, who joined us in August of 2025. Mr. Fox previously served as Managing Director in the Net Lease Division of Ares Management Corporation (“Ares”), a global alternative investment manager operating in the credit, private equity and real estate markets. Prior to Ares, Mr. Fox served as Executive Vice President, Asset Management and Operations at Realty Income, where he oversaw and managed approximately 7,000 properties across the U.S. and U.K. For the three months ended September 30, 2025, we recorded retirement and severance expense related to Mr. Zimmerman's expected retirement totaling $1.1 million, which included cash payments totaling $0.3 million and accelerated vesting of nonvested shares totaling $0.8 million.

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

On September 22, 2025, we entered into amendment number one to our Fourth Amended, Restated and Consolidated Credit Agreement, dated as of September 19, 2024 (the "Amended Credit Agreement"), to remove the SOFR index adjustment with respect to loans denominated in U.S. dollars.

Results of Operations

Three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Minimum rent (1)	$138,908	$132,828	$6,080	$407,586	$396,418	$11,168
Percentage rent (2)	7,042	5,944	1,098	14,893	9,817	5,076
Straight-line rent	3,541	4,414	(873)	12,075	13,335	(1,260)
Tenant reimbursements	4,888	5,038	(150)	15,569	15,111	458
Other rental revenue	459	453	6	1,425	1,370	55
Total rental revenue	$154,838	$148,677	$6,161	$451,548	$436,051	$15,497

Other income (3)	12,135	17,419	(5,284)	35,989	43,874	(7,885)
Mortgage and other financing income (4)	15,333	14,411	922	47,870	40,909	6,961
Total revenue	$182,306	$180,507	$1,799	$535,407	$520,834	$14,573

(1) For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the increase in minimum rent resulted from an increase of $4.3 million related to property acquisitions and developments completed in 2025 and 2024. In addition, there was a net increase in minimum rent of $2.8 million related to rental revenue on existing properties. This was partially offset by a decrease in rental revenue of $1.0 million from property dispositions.

During the three months ended September 30, 2025, we renewed three lease agreements on approximately 19 thousand square feet and experienced an increase of approximately 4.0% in rental rates and paid no leasing commissions with respect to these lease renewals.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the increase in minimum rent resulted from an increase of $8.7 million related to property acquisitions and developments completed in 2025 and 2024. In addition, there was a net increase in minimum rent of $4.9 million related to rental revenue on existing properties. This was partially offset by a decrease in rental revenue of $2.4 million from property dispositions.

During the nine months ended September 30, 2025, we renewed five lease agreements on approximately 160 thousand square feet and experienced an increase of approximately 1.6% in rental rates and paid $1.0 million in leasing commissions with respect to one of these lease renewals.

(2) The increase in percentage rent (i.e., amounts above base rent) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to higher percentage rent recognized from our theatre tenants, and was partially offset by lower percentage rent recognized from our attraction properties. The increase in percentage rent for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to higher percentage rent recognized from our theatre tenants and one of our early childhood education center tenants, and was partially offset by lower percentage rent recognized from our attraction properties.

(3) The decrease in other income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 related primarily to a decrease in operating income from three operating theatre properties that were sold during the nine months ended September 30, 2025.

(4) The increase in mortgage and other financing income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 related to interest income on a new mortgage note funded in 2024 and from additional investments on existing mortgage note receivables in 2025 and 2024. In addition, $1.8 million of participating interest income was recognized during the nine months ended September 30, 2025, which related to amounts under review with one borrower regarding the calculation of participating interest income from prior periods that was resolved during the nine months ended September 30, 2025. No participating interest income was recognized during the nine months ended September 30, 2024.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Property operating expense	$14,478	$14,611	$(133)	$44,310	$43,958	$352
Other expense (1)	11,173	15,631	(4,458)	35,743	43,440	(7,697)
General and administrative expense (2)	14,001	11,935	2,066	41,255	37,863	3,392
Retirement and severance expense	1,094	—	1,094	1,094	1,836	(742)
Transaction costs	492	175	317	1,728	375	1,353
Provision (benefit) for credit losses, net (3)	9,117	(770)	9,887	9,462	2,371	7,091
Impairment charges (4)	—	—	—	—	11,812	(11,812)
Depreciation and amortization	42,409	42,795	(386)	125,578	124,738	840
Gain (loss) on sale of real estate and early ground lease termination (5)	8,073	(3,419)	11,492	34,236	15,989	18,247
Costs associated with loan refinancing or payoff	—	337	(337)	—	337	(337)
Interest expense, net	33,238	32,867	371	99,505	97,338	2,167
Equity in (income) loss from joint ventures (6)	(2,934)	851	(3,785)	1,394	5,384	(3,990)
Impairment charges on joint ventures (7)	—	12,130	(12,130)	—	12,130	(12,130)
Income tax expense (benefit)	725	(124)	849	1,542	780	762
Preferred dividend requirements	6,032	6,032	—	18,104	18,104	—
(1) The decrease in other expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 related primarily to a decrease in operating expense from three operating theatre properties that were sold during the nine months ended September 30, 2025.
(2) The increase in general and administrative expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 related primarily to an increase in payroll and benefit costs, including annual incentive and share-based compensation.
(3) The change in provision (benefit) for credit losses, net for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to credit loss expense of $6.2 million recognized to fully reserve one mortgage note receivable and changes in our estimated current expected credit losses mostly due to macro-economic conditions.

(4) Impairment charges recognized during the nine months ended September 30, 2024 related to one theatre property. No impairment charges were recognized during the three and nine months ended September 30, 2025.
(5) The gain on sale of real estate and early ground lease termination for the nine months ended September 30, 2025 related to the sale of three vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center, one land parcel and 10 leased early childhood education centers, and exercising an early termination option of a ground lease on an eat & play property.
The gain on sale of real estate and early ground lease termination for the nine months ended September 30, 2024 related to the sale of two cultural properties, six vacant theatre properties, one leased theatre property and one vacant early childhood education center.
(6) The increase in equity in income from joint ventures for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decrease in equity in loss from joint ventures for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 related primarily to the decision to exit our joint ventures in Breaux Bridge, Louisiana and St. Pete Beach, Florida.
(7) Impairment charges on joint ventures recognized during the three and nine months ended September 30, 2024 related to other-than-temporary impairments on our equity investments in two joint ventures holding two experiential lodging properties located in St. Pete Beach, Florida due to hurricane damage. No impairment charges on joint ventures were recognized during the three and nine months ended September 30, 2025.
Liquidity and Capital Resources

Cash and cash equivalents were $13.7 million at September 30, 2025. In addition, we had restricted cash of $16.0 million at September 30, 2025, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At September 30, 2025, we had total debt outstanding of $2.8 billion, of which 99% was unsecured.

At September 30, 2025, we had outstanding $2.2 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

Upon maturity, on April 1, 2025, we fully repaid $300.0 million of senior unsecured notes using borrowings under our $1.0 billion senior unsecured revolving credit facility.

At September 30, 2025, we had $379.0 million outstanding balance under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of the Amended Credit Agreement. On September 22, 2025, we entered into amendment number one to the Amended Credit Agreement to remove the SOFR index adjustment with respect to loans denominated in U.S. dollars. The facility will mature on October 2, 2028. We have two options to extend the maturity date of this credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.05% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 5.17% at September 30, 2025. Additionally, the facility fee on the revolving credit facility is 0.25%.

At September 30, 2025, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At September 30, 2025, the interest rate for these Series B private placement notes was 4.56%.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, stock repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at September 30, 2025.

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

Capital Markets
On June 3, 2025, we filed a new universal shelf registration statement with the SEC. The securities covered by this registration statement include common shares, preferred shares, debt securities, depository shares, warrants and units. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. The registration statement is effective for a term of three years and replaced our expiring universal shelf registration statement filed in 2022.

Additionally, on June 3, 2025, we filed a shelf registration statement with the SEC, for our DSP Plan, which permits the issuance of up to 25,000,000 common shares. The registration statement is effective for a term of three years and replaced our expiring DSP Plan shelf registration statement filed in 2022.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$323,173	$300,199
Net cash used by investing activities	(6,506)	(145,642)
Net cash used by financing activities	(322,964)	(197,151)

Commitments
As of September 30, 2025, we had 13 development projects with commitments to fund an aggregate of approximately $70.7 million, of which approximately $22.1 million is expected to be funded in the remainder of 2025. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2025, we had two mortgage notes with commitments totaling approximately $49.8 million, of which $2.8 million is expected to be funded in the remainder of 2025. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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

Non-GAAP Financial Measures

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds From Operations (AFFO)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from disposition of real estate and early ground lease terminations and impairment losses on real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO retirement and severance expense, transaction costs, provision (benefit) for credit losses, net, costs associated with loan refinancing or payoff, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization and share-based compensation expense to management and Trustees, and subtracting amortization of above and below market leases, net and tenant allowances, maintenance capital expenditures (including second-generation tenant improvements and leasing commissions), straight-lined rental revenue (removing the impact of straight-line ground sublease expense), the non-cash portion of mortgage and other financing income and the allocated share of joint venture non-cash items.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2025 and 2024 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FFO:
Net income available to common shareholders of EPR Properties	$60,554	$40,618	$189,928	$136,357
(Gain) loss on sale of real estate and early ground lease termination	(8,073)	3,419	(34,236)	(15,989)
Impairment of real estate investments, net	—	—	—	11,812
Real estate depreciation and amortization	42,257	42,620	125,128	124,191
Allocated share of joint venture depreciation	989	2,581	3,010	7,454
Impairment charges on joint ventures	—	12,130	—	12,130
FFO available to common shareholders of EPR Properties	$95,727	$101,368	$283,830	$275,955

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FFO available to common shareholders of EPR Properties	$95,727	$101,368	$283,830	$275,955
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted FFO available to common shareholders of EPR Properties	$99,603	$105,244	$295,458	$287,583

FFOAA:
FFO available to common shareholders of EPR Properties	$95,727	$101,368	$283,830	$275,955
Retirement and severance expense	1,094	—	1,094	1,836
Transaction costs	492	175	1,728	375
Provision (benefit) for credit losses, net	9,117	(770)	9,462	2,371
Costs associated with loan refinancing or payoff	—	337	—	337
Deferred income tax benefit	(53)	(728)	(676)	(1,254)
FFOAA available to common shareholders of EPR Properties	$106,377	$100,382	$295,438	$279,620

FFOAA available to common shareholders of EPR Properties	$106,377	$100,382	$295,438	$279,620
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted FFOAA available to common shareholders of EPR Properties	$110,253	$104,258	$307,066	$291,248

AFFO:
FFOAA available to common shareholders of EPR Properties	$106,377	$100,382	$295,438	$279,620
Non-real estate depreciation and amortization	152	175	450	547
Deferred financing fees amortization	2,120	2,211	6,428	6,657
Share-based compensation expense to management and trustees	3,907	3,264	11,686	10,494
Amortization of above and below market leases, net and tenant allowances	(81)	(84)	(243)	(252)
Maintenance capital expenditures (1)	(564)	(2,561)	(3,673)	(5,437)
Straight-lined rental revenue	(3,541)	(4,414)	(12,075)	(13,335)
Straight-lined ground sublease expense	(4)	20	(2)	77
Non-cash portion of mortgage and other financing income	(296)	(396)	(1,159)	(1,813)
Allocated share of joint venture non-cash items	—	712	—	712
AFFO available to common shareholders of EPR Properties	$108,070	$99,309	$296,850	$277,270

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AFFO available to common shareholders of EPR Properties	$108,070	$99,309	$296,850	$277,270
Add: Preferred dividends for Series C preferred shares	1,938	1,938	5,814	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted AFFO available to common shareholders of EPR Properties	$111,946	$103,185	$308,478	$288,898

FFO per common share:
Basic	$1.26	$1.34	$3.73	$3.65
Diluted	1.23	1.31	3.67	3.60
FFOAA per common share:
Basic	$1.40	$1.33	$3.89	$3.70
Diluted	1.37	1.30	3.81	3.64
Shares used for computation (in thousands):
Basic	76,127	75,723	76,006	75,604
Diluted	76,668	76,108	76,496	75,945

Weighted average shares outstanding-diluted EPS	76,668	76,108	76,496	75,945
Effect of dilutive Series C preferred shares	2,352	2,319	2,344	2,310
Effect of dilutive Series E preferred shares	1,668	1,664	1,667	1,664
Adjusted weighted average shares outstanding-diluted Series C and Series E	80,688	80,091	80,507	79,919

Other financial information:
Dividends per common share	$0.885	$0.855	$2.635	$2.545
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and nine months ended September 30, 2025 and 2024. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

EBITDAre
NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income, computed in accordance with GAAP, excluding interest expense (net), income tax (benefit) expense, depreciation and amortization, gains and losses from disposition of real estate and early ground lease terminations, impairment losses on real estate, costs associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands except ratios):

	September 30,
	2025	2024
Net Debt:
Debt	$2,768,387	$2,852,970
Deferred financing costs, net	15,205	20,622
Cash and cash equivalents	(13,710)	(35,328)
Net Debt	$2,769,882	$2,838,264

Gross Assets:
Total Assets	$5,543,897	$5,689,162
Accumulated depreciation	1,671,309	1,546,509
Cash and cash equivalents	(13,710)	(35,328)
Gross Assets	$7,201,496	$7,200,343

Debt to Total Assets Ratio	50%	50%
Net Debt to Gross Assets Ratio	38%	39%

	Three Months Ended September 30,
	2025	2024
EBITDAre and Adjusted EBITDAre:
Net income	$66,586	$46,650
Interest expense, net	33,238	32,867
Income tax expense (benefit)	725	(124)
Depreciation and amortization	42,409	42,795
(Gain) loss on sale of real estate and early ground lease termination	(8,073)	3,419
Costs associated with loan refinancing or payoff	—	337
Allocated share of joint venture depreciation	989	2,581
Allocated share of joint venture interest expense	497	2,587
Impairment charges on joint ventures	—	12,130
EBITDAre	$136,371	$143,242
Retirement and severance expense	1,094	—
Transaction costs	492	175
Provision (benefit) for credit losses, net	9,117	(770)
Adjusted EBITDAre (for the quarter)	$147,074	$142,647

Adjusted EBITDAre (annualized) (1)	$588,296	$570,588

Net Debt/Adjusted EBITDAre Ratio	4.7	5.0

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

	September 30, 2025	December 31, 2024
Total assets	$5,543,897	$5,616,507
Operating lease right-of-use assets	(168,730)	(173,364)
Cash and cash equivalents	(13,710)	(22,062)
Restricted cash	(15,982)	(13,637)
Accounts receivable	(92,291)	(84,589)
Add: accumulated depreciation on real estate investments	1,671,309	1,562,645
Add: accumulated amortization on intangible assets (1)	31,020	31,876
Prepaid expenses and other current assets (1)	(39,393)	(39,464)
Total investments	$6,916,120	$6,877,912

Total Investments:
Real estate investments, net of accumulated depreciation	$4,380,628	$4,435,358
Add back accumulated depreciation on real estate investments	1,671,309	1,562,645
Land held for development	20,168	20,168
Property under development	67,381	112,263
Mortgage notes and related accrued interest receivable, net	696,438	665,796
Investment in joint ventures	14,046	14,019
Intangible assets, gross (1)	63,239	64,317
Notes receivable and related accrued interest receivable, net (1)	2,911	3,346
Total investments	$6,916,120	$6,877,912

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2025	December 31, 2024
Intangible assets, gross	$63,239	$64,317
Less: accumulated amortization on intangible assets	(31,020)	(31,876)
Notes receivable and related accrued interest receivable, net	2,911	3,346
Prepaid expenses and other current assets	39,393	39,464
Total other assets	$74,523	$75,251

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2025, we had a $1.0 billion unsecured revolving credit facility with $379.0 million outstanding. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

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

Fair Value Hedge of Foreign Exchange Risk-Cross Currency Swap
We entered into a USD-CAD cross-currency swap that became effective September 25, 2025, with a total fixed notional value of $27.9 million CAD and $20.0 million USD. The cross-currency swap includes an initial and final exchange of the principal balance of the CAD denominated mortgage note receivable with an exchange rate of $1.392 CAD per USD. In addition to the initial and final exchange, we have monthly exchanges on the notional value of $27.9 million CAD. The net effect of these swaps is to lock in an exchange rate of $1.246 CAD per USD on approximately $2.2 million annual CAD denominated cash flows through September 2030.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. In recent months, the U.S. government has imposed, and is considering imposing, tariffs and trade restrictions on certain goods produced outside of the U.S., including an indication that a significant tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and resulted in retaliatory countermeasures on U.S. goods by its trading partners.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 30, 2025 otherwise reportable under this Item 5.

Item 6. Exhibits

10.1*	Amendment No. 1 to Fourth Amended, Restated and Consolidated Credit Agreement, dated September 22, 2025, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, is attached hereto as Exhibit 10.1
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	October 30, 2025	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 30, 2025	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)