Form 10-K
period 2025-12-31
EPR PROPERTIES
filed 2026-02-26
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $4,458,055,841.
At February 25, 2026, there were 76,520,011 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. You should carefully review and consider the full discussion of our risk factors in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Set forth below is a summary list of the principal risk factors relating to our business:

•Global economic and geopolitical uncertainty, disruptions in financial markets, and challenging economic conditions;
•Risks associated with the future outbreak of any highly infectious or contagious diseases, such as the COVID-19 pandemic;
•The impact of inflation on our customers and our results of operations;
•Actual and perceived changes in U.S. trade policies;
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
•Risks associated with the use of artificial intelligence;
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
•Risks associated with climate change;
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

The Company remains focused on future growth targeted in experiential property types. Experiential properties have proven to be an enduring sector of the real estate industry and we believe our strategy of diversified growth, industry relationships and the knowledge of our management team, provides us with a distinct competitive advantage. This strategy aligns with the long-term consumer trends of the growing experiential economy and offers the potential for higher growth, increased diversification and better yields. Our Education portfolio, consisting of early childhood education centers and private schools, continues as a legacy investment and provides additional geographic and property diversity. We intend to ultimately dispose of our Education portfolio over time and recycle the proceeds into other experiential investments.

As of December 31, 2025, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.7 billion) with properties located in 43 states and Canada. Our investments are generally structured as long-term triple-net leases or mortgages that require tenants or borrowers to pay substantially all expenses associated with the operation and maintenance of the property.

Our total investments (a non-GAAP financial measure) were approximately $7.0 billion at December 31, 2025. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2025 and 2024. We group our investments into two reportable segments: Experiential and Education. As of December 31, 2025, our Experiential investments comprised $6.6 billion, or 94%, and our Education investments comprised $0.4 billion, or 6%, of our total investments. A more detailed description of the property types included within these segments is provided below.

Although we are primarily a long-term investor, we may sell assets if we believe that it is in the best interest of our shareholders or pursuant to contractual rights of our tenants or our customers.

Experiential

As of December 31, 2025, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•148 theatre properties;
•60 eat & play properties (including seven theatres located in entertainment districts);
•26 attraction properties;
•11 ski properties;

•four experiential lodging properties;
•27 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of December 31, 2025, our wholly-owned Experiential real estate portfolio consisted of approximately 19.0 million square feet, was 99% leased or operated and included $54.9 million in property under development and $20.2 million in undeveloped land inventory.

Theatres
A significant portion of our Experiential portfolio consists of modern megaplex theatres. The theatre industry continues to rebound from the production delays created by the 2023 writers' and actors' strikes. Total North American box office revenues for 2025 increased by approximately 1% versus 2024. Separately, theatre food and beverage revenues per customer visit have notably increased as compared to 2019.

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

Movie-going has been a dominant out-of-home entertainment option for decades, with an average of approximately 15 million tickets sold weekly in North America in 2025. We believe that the evolution in theatres and enhanced customer experience will continue to bring customers back to enjoy film exhibition. While consumers have the option of watching streaming content at home, historical data indicates that theatre exhibition and at-home streaming options have successfully coexisted, highlighted by the fact that the most frequent moviegoers also spend the most time streaming. This is in part likely due to the fact that the majority of content streamed in-home is series-based content.

Consumer demand for moviegoing has repeatedly proven to be content-driven, with strong films delivering outsized attendance and revenues. Accordingly, the industry relies on a consistent cadence of wide release films supported by meaningful theatrical exclusivity windows. Potential studio consolidation could introduce risk that the number of wide release titles are reduced or theatrical windows are compressed.

Due to our asset concentration and historical challenges, we intend to reduce our investments in theatres in the future and further diversify our other experiential property types. We expect this to occur as we limit new investments in theatres, grow other target experiential property types and pursue opportunistic dispositions of theatre properties.

As of December 31, 2025, our owned theatre properties were leased to 17 different leading theatre operators. A significant portion of our total revenue was from American Multi-Cinema, Inc. ("AMC") and Cineworld Group, plc, Regal Entertainment Group and our other Regal theatre tenants (collectively, “Regal”). For the year ended December 31, 2025, approximately $97.4 million, or 13.6%, and $82.8 million, or 11.5%, of the Company's total revenue was from AMC and Regal, respectively.

Eat & Play
The emergence of the "eatertainment" category has inspired an increasing number of successful concepts that appeal to consumers by providing high-quality food and entertainment options all at one location. Our eat & play portfolio includes golf entertainment complexes, entertainment districts and family entertainment centers.

Our golf entertainment complexes combine golf with entertainment, competition and food and beverage service, and are leased to, or we have mortgage receivables from, Topgolf USA ("Topgolf"). By combining interactive entertainment with high-quality food and beverage and a long-lived recreational activity, Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue select opportunities related to golf entertainment complexes. A significant portion of our total revenue was from Topgolf, which totaled approximately $102.3 million, or 14.2%, of the Company's total revenue for the year ended December 31, 2025.

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

Our family entertainment center operators offer a variety of entertainment options including bowling, laser tag, karting, arcade games and virtual reality experiences. Andretti Indoor Karting and Games ("Andretti") represents an operator that delivers a unique combination of entertainment options, combining electric go karts with immersive gaming. We have grown our investments with Andretti as they have consistently created highly entertaining and successful offerings. We will continue to seek opportunities for the acquisition, financing or development of family entertainment centers that leverage our expertise in this area.

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

Fitness & Wellness
The increased focus on holistic wellness has become a driving force within the fitness and wellness industry. From relaxing spas to intense spin classes, consumers are seeking an expanded set of offerings delivered across a variety of boutique fitness centers, larger fitness centers and resort spas. By allowing consumers to focus on their individual interests and goals in a community setting, operators gain loyalty and retention which are essential elements in the ongoing success of fitness and wellness facilities. Industry leaders remain at the forefront by offering personalization within congregate settings. Our tenants make it their goal to motivate, educate, and help consumers look and feel better. We expect to continue to pursue opportunities for investments in Fitness & Wellness.

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

As of December 31, 2025, our investment in gaming consisted solely of land under ground lease related to the Resorts World Catskills casino and resort project in Sullivan County, New York. Our ground lease tenant has invested in excess of $930.0 million in the construction of the casino and resort project, and the casino first opened for business in February 2018. We will continue to pursue opportunities for investment in gaming under triple-net lease structures or mortgages.

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

Education

As of December 31, 2025, our Education segment consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of December 31, 2025, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased. Our private schools provide an alternative to meet the significant demand for high-quality education in the United States. As educational choice remains a priority for parents, private schools provide yet another option for maximizing the educational experience. Our investment in early childhood education centers recognizes the growing demand for quality early childhood education facilities that offer the best educational experience in a competitive market. As discussed above, our growth going forward will be focused on experiential properties and therefore we do not expect to seek additional opportunities for education properties.

Business Objectives and Strategies

Our vision is to continue to build the premier diversified experiential REIT. We focus on real estate venues that create value by facilitating out of home leisure and recreation experiences where consumers choose to spend their discretionary time and money. These are properties that make up the social infrastructure of society.

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA"), Adjusted Funds From Operations ("AFFO") and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for a discussion and reconciliations of FFOAA and AFFO, which are non-GAAP financial measures). Our growth strategy focuses on acquiring or developing experiential properties in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout most economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below.

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

    Industry
•Experiential Alignment
•Proven Business Model
•Enduring Value
•Addressable Opportunity
    Property
•Location Quality
•Competitive Position
•Location Rent Coverage
•Cash Flow Durability
    Tenant
•Demonstrated Success
•Commitment
•Reputable Management
•Solid Credit Quality

We believe that our nearly 30 years of experience and knowledge in the experiential real estate market gives us the opportunity to be the dominant player in this area. Additionally, we have tenant and borrower relationships that provide us with access to investment opportunities.

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

Mortgage Structure
We structure our mortgages to achieve economics similar to our triple-net lease structure with a positive spread between our cost of capital and the interest paid by our tenants. During each mortgage term and any renewal periods, the notes typically provide for periodic increases in interest and/or participating features based upon a percentage of the tenant’s gross sales over a predetermined level. Many of our mortgage notes also contain provisions which provide us the option, subject to certain terms, to convert the outstanding balances to ownership of the underlying properties.

Development and Redevelopment
We intend to continue developing properties and redeveloping existing properties that are consistent with our growth strategies. We generally do not commence development or redevelopment projects without a signed lease or leases providing for rental payments that are commensurate with our level of capital investment to minimize lease-up risks. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to third-party firms.

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

Our equity financing activities primarily include issuing common shares and preferred shares, including convertible preferred shares. We may issue equity capital through traditional underwritten registered public offerings, our at-the-market equity program ("ATM Program") or our Dividend Reinvestment and Direct Share Purchase Plan (“DSP Plan”). While issuances under our ATM Program and DSP Plan are typically smaller, they allow us to raise capital more efficiently and on a recurring basis. We expect to continue accessing the equity markets as needed, including through these programs or in connection with future acquisitions.

Joint Ventures
We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if the investments to which they relate meet our guiding principles discussed above. We may employ higher leverage in joint ventures and be more inclined to use secured financing at the property level.

Payment of Regular Dividends
We expect to continue paying dividend distributions to our common shareholders monthly (as opposed to quarterly). We expect to continue paying dividend distributions to our preferred shareholders quarterly. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series G cumulative redeemable preferred shares ("Series G preferred shares") have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFOAA per share and AFFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with a wide range of real estate investors and lenders, including public and private REITs, private equity funds and traditional financial institutions such as banks and insurance companies. We believe our specialization in experiential real estate, focus on customer relationships and our underwriting discipline enhance our ability to compete for high-quality assets.

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

Our key human capital objectives are to attract, retain and develop the highest quality talent to ensure that we have the right talent, in the right place, at the right time. To achieve these objectives, our human capital programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support associates through competitive pay, benefits, and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing workforce; and evolve and invest in technology, tools, and resources to enable associates at work. As of December 31, 2025, we had 54 full-time associates.

Examples of key programs and initiatives that are focused to attract, develop and retain our workforce include:

•Associate Engagement - We use Gallup to measure associate engagement through a survey administered annually. By focusing on engagement, we gather valuable information needed to engage and retain the most talented associates.

•Development - We provide opportunities for our associates to learn and thrive as professionals, including educational reimbursement, mentorship, executive coaching and ongoing professional development. Annually, EPR hosts leadership development sessions for all levels of our organization.

•Culture - We strive to build a dedicated and engaged workforce by nurturing a culture that promotes innovation and teamwork. We work to ensure our culture is evolving and inclusive and believe in building teams with a mix of backgrounds and experiences that reflect the life experiences of our customers and the ultimate consumers of our customers’ services.

•Compensation and Benefits - Our benefits include competitive base pay, performance-based restricted share awards and a 401(k) with a robust company match. We support our associates’ physical and mental health through paid parental leave, industry-leading health care benefits, unlimited sick leave, flexible paid time off and associate assistance programs. In addition, we offer yearly wellness reimbursements, an on-site fitness center and fully stocked kitchens.

•Community & Social Impact - Giving back is one of our core values. We demonstrate this through our charitable giving program, EPR Impact, a key cornerstone of our social responsibility. Through a number of associates actively engaged in nonprofits and our commitment to donating to and sponsoring charitable causes and events, we are fortunate to partner with amazing organizations both locally and nationally. As a benefit to associates, EPR Impact’s annual budget includes a pool of funds to support associate-directed contributions to nonprofit organizations where an associate is personally involved. Additionally, EPR will match associate contributions annually up to a given amount for contributions from their personal funds to nonprofit organizations that meet the criteria of the program.

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

Risks That May Impact Our Financial Condition or Performance

Global economic and geopolitical uncertainty, disruptions in the financial markets, inflation, and the challenging economic environment may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There continues to be a high level of global economic and geopolitical challenges and uncertainty, including uncertainty regarding interest rates, inflationary pressures, tariffs and trade policies, geopolitical conflicts and political changes in the U.S. and abroad, all of which have contributed to volatility in the global financial markets and contributed to negative performance of the real estate sector. REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, higher cost of capital, lasting impacts of high inflation and other risks and uncertainties associated with the current economic environment.

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
We cannot predict the degree to which the effects of any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect our business, financial condition and results of operations. The COVID-19 pandemic severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, many jurisdictions within the United States and abroad instituted health and safety measures, including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic severely impacted experiential real estate properties given that such properties involve congregate social activity and discretionary consumer spending.

Inflation could adversely impact our customers and our results of operations.
Inflation, both real and anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants or borrowers. Our long-term leases and loans typically contain provisions such as rent escalators, percentage rent or participating interest, designed to mitigate the adverse impact of inflation. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation, which exist on substantially all of our escalation provisions and the uncertainty that percentage rent and participating interest provisions will capture the impact of such inflation through higher revenues realized at the applicable properties. Many of our leases are triple-net and typically require the tenant to pay all property operating expenses and, therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our tenants and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ or borrowers' ability to pay rent or other obligations owed to us. An increase in our customers' expenses and a failure of their revenues to increase at least with inflation could adversely impact our customers' and our financial condition and our results of operations.

Additionally, a portion of our leases are not triple-net leases, which exposes us to the risk of potential common area maintenance expense slippage that occurs when the actual cost of taxes, insurance and maintenance at the property exceeds the reimbursements paid by tenants. To the extent any of these leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants, which could adversely impact our financial condition and our results of operations.

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
Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. During 2025, the U.S. government imposed, and is continuing to consider imposing, tariffs and trade restrictions on certain goods produced outside of the U.S., including an indication that a tariff on foreign-made films may be imposed. In response to these actions, certain foreign jurisdictions have imposed, or are considering imposing, tariffs and retaliatory restrictions on goods produced in the United States. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and resulted in retaliatory countermeasures on U.S. goods by its trading partners.

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

Tariffs or other trade restrictions, increasing trade tensions, or other changes in similar governmental policies could increase our operating costs, reduce discretionary consumer spending, cause disruptions or shortages in global supply chains and negatively impact the U.S., regional or local economies in which we, our tenants or borrowers and their customers operate, any of which could adversely impact our business, results of operations and financial condition.

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
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Many of these customers operate services or businesses that are dependent upon consumer experiences. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. A downturn in the economy, or a trend to not want to go "out of home," could cause consumers in each of our property types to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
Our unsecured revolving credit facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants involving our maximum total debt to total asset value; maximum permitted investments; minimum tangible net worth; maximum secured debt to total asset value; maximum unsecured debt to eligible unencumbered properties; minimum unsecured interest coverage; and minimum fixed charge coverage. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. We also have senior notes issued in a private placement transaction that are subject to certain covenants. In addition, some of our properties, including those held in joint ventures, are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue or reduce insurance coverage.

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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. The U.S. Federal Reserve raised the benchmark interest rate significantly in 2022 and again in 2023. Although the benchmark interest rate was decreased in the second half of 2024 and again in 2025, there can be no assurances that the rate will not increase in the future. Increases in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs and our ability to make new investments on favorable terms or at all. Rising interest rates, or the continuation of elevated rates into the future, could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, higher interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio efficiently in response to changes in economic or other conditions.

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

We may sell or divest different properties or assets after an evaluation of our portfolio of businesses or as a result of a customer exercising a purchase or note pay-off option. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject, if applicable, to the terms of lease agreements. In addition, certain of our customer agreements provide customers with purchase or note pay-off options. Future sales or divestitures could affect our costs, revenues, results of operations, financial condition, liquidity and our ability to comply with applicable financial covenants. Divestitures have inherent risks, including possible delays in closing transactions, potential difficulties in obtaining regulatory approvals, receiving lower-than-expected sales proceeds for the divested assets, potential impairment charges and potential post-closing claims for indemnification. In addition, economic conditions, such as high inflation or rising interest rates, and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts with respect to potential sales or divestitures.

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
From time to time, the base terms of some of our leases with our tenants will expire. These tenants have and may continue to seek rent or other concessions from us, including requiring us to modify the properties in order to renew their leases. There is no guarantee that we will be able to renew these leases at existing lease terms, at otherwise economically favorable terms or at all. In addition, if we fail to renew these leases, there can be no assurances that we will be able to locate substitute tenants for such properties or enter into leases with these substitute tenants on economically favorable terms, which may impact our financial results by lowering income or requiring us to record an impairment loss.

Operating risks in the experiential real estate industry may affect the ability of our customers to perform under their leases or mortgages.
The ability of our customers to operate successfully in the experiential real estate industry and remain current on their obligations depends on a number of factors, including, with respect to theatres, the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (the time that elapses from the date of a motion picture's theatrical release to the date it is available on other mediums) and the terms on which the motion pictures are licensed. In addition, motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. The Writers Guild of America and the Screen Actors Guild strikes in 2023 significantly impacted the production and supply of motion pictures. Studios are party to collective bargaining agreements with a number of other labor unions, and failure to reach timely agreements or renewals of existing agreements or future strikes or labor disruptions may further affect the production, supply and theatrical release of motion pictures. Studios or motion picture distributors may, as a result of consolidation or otherwise, modify their traditional studio release models, such as reducing the number of wide release titles or reducing theatrical release windows. Neither we nor our customers control the operations of studios or motion picture distributors. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films and motion picture distributors have, and may in the future, consider alternative film delivery methods. In addition, in August 2020, a U.S. District Court granted the U.S. Department of Justice's request to terminate the Paramount Consent Decrees, which prohibit movie studios from owning theatres or utilizing "block booking," a practice whereby movie studios sell multiple films as a package to theatres, in addition to other restrictions. There can be no assurances as to the effects of this regulatory action or whether this regulatory action will materially adversely affect our theatre customers' operations and, in turn, their ability to perform under their leases.

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
Topgolf, AMC and Regal represent a significant portion of our total revenue. For the year ended December 31, 2025, total revenues of approximately $102.3 million or 14.2% were from Topgolf, approximately $97.4 million or 13.6% were from AMC and approximately $82.8 million or 11.5% were from Regal. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions or financing arrangements with a number of other tenants or borrowers. If for any reason Topgolf, AMC and/or Regal failed to perform under their lease or mortgage obligations for a significant period of time, or under any modified lease or mortgage obligations, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations or service our debt until substitute customers are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality customers on acceptable terms.

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
To maintain our status as a REIT, we are generally not permitted to directly operate our properties. As a result, from time to time, we enter into management agreements with third-party managers to operate certain properties. We utilize a third party manager for a limited number of theatres formerly operated by our tenants and may engage additional third-party managers in the future if customer defaults or bankruptcies result in our taking back properties. Additionally, we utilize a third party manager for the Kartrite Resort and Indoor Waterpark and two experiential lodging properties. For managed properties, our ability to direct and control how our properties are operated is less than if we were able to manage these properties directly. Under the terms of our management agreements, our participation in operating decisions relating to these properties is generally limited to certain matters. We do not supervise any of these managers or their personnel on a day-to-day basis. We cannot provide any assurances that the managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under any franchise agreements. We could be materially and adversely affected if any of our managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage our properties in our best interests, and we may be financially responsible for the actions and inactions of the managers. In certain situations, we may terminate the management agreement. However, we can provide no assurances that we could identify a replacement manager, or that the replacement manager will manage our property successfully. A failure by our third-party managers to successfully manage our properties could lead to an increase in our operating expenses or decrease in our revenue, or both.

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.
We have a significant amount of indebtedness. As of December 31, 2025, we had total debt outstanding of approximately $2.9 billion. Our indebtedness could have important consequences, such as:

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
We currently use debt to fund portions of our operations and acquisitions. In a rising or elevated interest rate environment, the cost of our existing variable rate debt and any new debt will likely increase or remain higher compared to historical periods. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our customers fail to make their lease or interest payments for a significant period of time, the risk of which has been heightened as a result of the generally challenging and uncertain economic environment, and we do not have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A small amount of our debt financing is secured by mortgages on our properties and we may enter into additional secured mortgage financing in the future. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. We expect that our levels of investment spending will be limited in the near term due to elevated costs of capital.

Most of our debt instruments contain balloon payments, which may adversely impact our financial performance and our ability to pay dividends.
Most of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all, especially in light of elevated interest rates and other negative economic conditions. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to our shareholders.

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
We acquire, develop or finance experiential real estate properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in experiential real estate properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the experiential real estate industry could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of experiential real estate properties or, more particularly, outside of megaplex theatre properties. Megaplex theatre properties depend on regular production and availability of motion pictures, which were severely disrupted during the COVID-19 pandemic and by the Writers Guild of America and Screen Actors Guild strikes in 2023. The future production and availability of motion pictures may be negatively affected by changes in traditional motion picture release models by studios or motion pictures distributors, as a result of consolidation or otherwise, such as reducing the number of wide release titles or reducing theatrical release windows. As a result, we are subject to more risk associated with megaplex theatres than if we had more diversified investments.

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.
If we fail to qualify as a REIT for U.S. federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control, including requirements relating to the sources of our gross income. Accordingly, we cannot provide any assurance that we have always qualified and will remain qualified as a REIT in the future. Even a technical or inadvertent violation could jeopardize our REIT qualification. Rents received or accrued by us from our tenants may not be treated as qualifying income for purposes of these requirements if the leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures or some other type of arrangement. If some or all of our leases are not respected as true leases or qualified financing arrangements for U.S. federal income tax purposes and are not otherwise treated as generating qualifying REIT income, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

In the event that we recognize a significant gain from cash settlement of a forward sale agreement under our ATM Program, the U.S. federal income tax treatment of the cash that we receive in such instance is unclear and could impact our ability to meet the REIT qualification requirements.
We may enter into forward sale agreements from time to time in connection with our ATM Program and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Internal Revenue Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our common shares would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Internal Revenue Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.

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

For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the Internal Revenue Code, a number of requirements must be satisfied, including:

•our TRSs may not directly or indirectly operate or manage a lodging facility, or provide rights to operate or manage a lodging facility under a brand name, other than through an eligible independent contractor as defined by the Internal Revenue Code;
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
We had 54 full-time associates as of December 31, 2025 and, therefore, the impact we may feel from the loss of an associate may be greater than the impact such a loss would have on a larger organization. We are particularly dependent on the efforts of our senior leadership team. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These risks are further heightened by factors such as developments in artificial intelligence, increased remote working and geopolitical turmoil. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including the increase in remote access and operations due to reshaping traditional working dynamics. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common shares. We may also incur losses in connection with security breaches that exceed coverage limits under our cyber insurance policies. Our service providers, tenants, managers of our properties and other customers and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our customers.
We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems, and our customers may similarly implement such tools. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.

As AI technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. The AI-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems and those of our customers and third-party service providers. If such AI-enhanced cyberattacks are successful, they could lead to substantial data breaches, loss of sensitive information, and significant financial and reputational damage.

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
•consequences of any armed conflict involving, or terrorist attack against, the U.S. or Canada;
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
Although our lease terms, in most cases, obligate the tenants to bear substantially all of the costs of operating the properties and our managers to manage such costs, investing in real estate involves a number of risks, including:

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
Our entertainment districts and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties that are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including economic downturns or inflation. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
Most of our properties must comply with the ADA. The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases with tenants, financing arrangements with borrowers and agreements with managers of our properties require them to comply with the ADA.

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

Compliance with new laws or regulations and investor expectations relating to climate change and climate change disclosure, including compliance with securities and any federal or state disclosure requirements, voluntary compliance with independent rating systems and “green” building codes, may require us or our customers to make improvements to our existing properties or result in increased operating costs, thereby impacting the financial condition of our customers and their ability to meet their lease or debt obligations. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our customers and investors may be damaged and we may incur fines or penalties.

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
•we may face litigation or other claims in connection with, or as a result of, acquisitions, including claims from terminated associates, tenants, former shareholders or other third parties;
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
One of the factors that investors may consider in deciding whether to buy or sell our common shares or preferred shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase or remain elevated, prospective investors may desire a higher dividend rate on our common shares or seek securities paying higher dividends or interest. Higher interest rates would also likely increase our future borrowing costs and potentially decrease funds available for distribution, which could have an adverse effect on the market price of our common shares and possibly our preferred shares.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities (directly, in underwritten offerings or through our ATM Program or DSP Plan, or indirectly through convertible or exchangeable securities, warrants or options), the interests of holders of our common shares could be diluted. Any such additional issuances, or the perception that additional equity securities are available for issuance or that such issuances are likely to occur, could materially and adversely affect the market price for our common shares. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2025, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4378 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $57.10 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2025, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4845 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $51.60 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of the Company, holders of our Series G preferred shares may elect to convert some or all of their Series G preferred shares into a number of our common shares per Series G preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 0.7389 shares. Depending upon the number of Series C, Series E and Series G preferred shares being converted at one time, a conversion of Series C, Series E and Series G preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments, with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 1C. Cybersecurity
The Company's Board of Trustees recognizes the critical importance of maintaining the trust and confidence of the Company's customers, business partners, associates and other stakeholders. The Board, in coordination with the Audit Committee, is actively involved in the oversight of the Company's enterprise risk management ("ERM") program, of which cybersecurity is an important component. The Company's cyber risk management program is fully integrated into the Company's broader ERM program and includes cybersecurity policies, standards, processes and practices that are based on recognized frameworks and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, company-wide cyber risk program focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

The Company has a documented response plan to follow in the event a cybersecurity incident occurs. The plan details how to determine the scope and risk of an incident, incident response, escalating and communication procedures and the reporting of incident results and risks to all stakeholders and how to reduce the likelihood of an incident occurring or reoccurring. On an annual basis, the Company conducts a test of the cyber response plan in order to test its pre-planned actions, facilitate discussions regarding the plan’s effectiveness and identify useful strategies and tactics learned from the test. Additionally, the Company’s security program is supported by external third-party experts, including outside cybersecurity professionals at a security operations center and expert legal counsel specializing in information technology and cybersecurity.

The Company's cyber risk management program includes processes for identifying and overseeing both internal cybersecurity risks and those presented by third parties, including vendors, service providers and other external users of the Company's systems, as well as the systems of third parties that could adversely impact the Company's business in the event of a cybersecurity incident affecting those third-party systems.

In addition, the Company conducts frequent security awareness trainings for all associates, utilizes tools to detect, prevent and neutralize malware, viruses, spyware and other cyber threats and leverages a layered set of systems and controls to protect its network, users and data. The Company maintains robust end user and administrative user policies governing the use of Company technology. The Company also maintains cyber liability insurance coverage and performs regular vulnerability and penetration assessments.

The Company's Vice President of Information Systems has been with the Company for over 20 years and has overseen the Company's information systems, including its cyber risk management program, for the last seven years. He is a member of the Global Information Assurance Certification Advisory ("GIAC") Board and has received various GIAC certifications in the areas of information security governance and technical controls focused on protecting, detecting and responding to cybersecurity issues. The Company's Chief Financial Officer has over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including the Company's business strategy, results of operations or financial condition.

Item 2. Properties

As of December 31, 2025, our real estate portfolio consisted of investments in our Experiential and Education reportable segments. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us.

The following table sets forth our wholly-owned properties (excludes properties under development, land held for development, properties owned by unconsolidated real estate joint ventures and properties securing our mortgage notes) listed by segment and property type and includes gross square footage (except for certain ski and attraction properties where such number is not meaningful), percentage leased and total rental revenue for the year ended December 31, 2025 (dollars in thousands). At certain properties included below, we are the tenant under third-party ground leases and have assumed responsibility for performing the obligations thereunder. However, pursuant to the facility leases, our tenants are generally responsible for performing substantially all of our obligations under the ground leases.

	Number of Properties	Building Gross Square Footage	Percentage Leased	Rental Revenue for the Year Ended December 31, 2025	% of Company's Rental Revenue
Experiential
Theatres (1)	148	10,310,839	99.2%	$244,523	40.2%
Eat & Play (2)	55	5,281,017	96.4%	178,534	29.3%
Attractions (3)	24	1,430,890	100.0%	72,125	11.9%
Ski	3	330,508	100.0%	25,321	4.2%
Experiential Lodging	1	276,210	100.0%	2,743	0.4%
Fitness & Wellness	13	869,693	100.0%	29,348	4.8%
Gaming (4)	1	—	100.0%	12,571	2.1%
Cultural	1	457,093	100.0%	5,982	1.0%
Total Experiential	246	18,956,250	98.6%	$571,147	93.9%
Education
Early Childhood Education Centers	46	828,047	100.0%	$26,879	4.4%
Private Schools	9	292,362	100.0%	10,579	1.7%
Total Education	55	1,120,409	100.0%	$37,458	6.1%

Total	301	20,076,659	98.7%	$608,605	100.0%

(1) Includes four properties operated by EPR through third-party managers. Revenue for these properties is included in other income in the consolidated statements of income and comprehensive income.
(2) Includes seven theatres located in entertainment districts.
(3) Includes one property operated by EPR through a third-party manager. Revenue for this property is included in other income in the consolidated statements of income and comprehensive income.
(4) Represents land owned by us and ground leased to a casino operator.

The following table sets forth lease expirations regarding EPR’s wholly-owned portfolio (defined above) as of December 31, 2025 excluding properties we operate through third-party managers and non-theatre tenant leases at entertainment districts (dollars in thousands):

Year	Number of Properties	Square Footage	Rental Revenue for the Year Ended December 31, 2025	% of Company's Rental Revenue
2026	1	39,289	$1,141	0.2%
2027	4	314,699	20,675	3.4%
2028	9	604,771	15,107	2.5%
2029	14	796,011	21,726	3.6%
2030	20	1,449,253	34,158	5.6%
2031	3	279,325	5,126	0.8%
2032	8	460,708	12,237	2.0%
2033	7	320,563	10,210	1.7%
2034	34	2,295,305	68,599	11.3%
2035	29	2,333,642	72,313	11.9%
2036	40	2,563,753	76,396	12.5%
2037	27	1,604,632	61,758	10.1%
2038	40	2,225,531	65,029	10.7%
2039	2	120,481	4,987	0.8%
2040	3	196,781	9,799	1.6%
2041	30	805,130	18,608	3.1%
2042	4	466,958	18,640	3.1%
2043	7	123,497	20,266	3.3%
2044	1	—	3,071	0.5%
2045	6	632,488	21,570	3.5%
Thereafter	7	220,370	7,003	1.2%
	296	17,853,187	$568,419	93.4%

Our wholly-owned properties (defined above) are located in 38 states and Canada. The following table sets forth certain information by state or province regarding our owned real estate portfolio as of December 31, 2025 (dollars in thousands):

Location	Building (gross sq. ft.)	Rental Revenue for the Year Ended December 31, 2025	% of Rental Revenue
Texas	2,716,738	$77,436	12.7%
California	1,665,099	83,162	13.7%
Florida	1,286,099	42,491	7.0%
Ontario, Canada	1,204,639	37,157	6.1%
New York	1,111,921	42,283	6.9%
Pennsylvania	933,779	33,884	5.6%
Illinois	831,355	19,986	3.3%
Colorado	773,077	25,216	4.1%
Ohio	739,759	13,237	2.2%
Tennessee	680,570	18,109	3.0%
North Carolina	631,137	22,170	3.6%
Louisiana	591,272	15,032	2.5%
Kansas	582,159	12,727	2.1%
Virginia	545,159	16,582	2.7%
Michigan	521,631	9,146	1.5%
Georgia	509,159	13,512	2.2%
Missouri	490,330	6,642	1.1%
Arizona	465,755	14,614	2.4%
Quebec, Canada	399,437	10,392	1.7%
South Carolina	349,388	12,032	2.0%
Indiana	345,941	8,386	1.4%
Kentucky	334,733	6,547	1.1%
Alabama	323,972	6,110	1.0%
New Jersey	297,464	9,545	1.6%
Oklahoma	189,968	8,014	1.3%
Minnesota	181,764	6,618	1.1%
Idaho	179,036	3,991	0.7%
Oregon	166,526	3,750	0.6%
Arkansas	165,219	4,169	0.7%
Connecticut	158,069	3,506	0.6%
Mississippi	116,900	4,144	0.7%
Massachusetts	111,166	1,100	0.2%
Maine	107,000	1,131	0.2%
Iowa	93,755	1,524	0.2%
New Mexico	71,297	2,713	0.4%
Maryland	63,306	2,190	0.3%
Nevada	50,426	1,649	0.3%
Washington	47,004	3,216	0.5%
Montana	44,650	1,092	0.2%
Hawaii	—	2,640	0.4%
New Hampshire (1)	—	556	0.1%
Wisconsin (1)	—	120	—%
Nebraska (2)	—	84	—%
	20,076,659	$608,605	100.0%

(1) Properties sold during the year ended December 31, 2025.
(2) Property sold during the year ended December 31, 2021 and tenant continues to pay deferred rent to EPR.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The lease has projected 2026 rent of approximately $717 thousand and is scheduled to expire on September 30, 2026. Subsequent to December 31, 2025, we signed a new office lease for our executive office with a term of 10.5 years for approximately 41,525 square feet of office space. The lease is expected to commence January 1, 2027 with an initial annual rent payment of approximately $1.0 million.

Tenants and Leases
Our existing leases on real estate investments (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rental payments for 2026 of approximately $536.7 million (not including ground lease payments for leases in which our tenants are sub-tenants and are responsible for paying rent under the ground lease, periodic rent escalations that are not fixed, percentage rent or straight-line rent). Our leases have remaining terms ranging from one year to 26 years. These leases may be extended for predetermined extension terms at the option of the tenants. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Additionally, we are lessee in 50 operating ground leases as of December 31, 2025. Our tenants are sub-tenants under these ground leases and are responsible for paying rent under these agreements in all but two instances. Our sub-lessor operating ground leases provide for aggregate annual minimum rental payments for 2026 of approximately $27.3 million. Our ground leases have remaining terms ranging from eight months to 17 years, most of which include one or more options to renew.

Property Acquisitions and Developments in 2025
Our property acquisitions and developments in 2025 consisted of spending on experiential properties. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes on such projects, was approximately 33% in 2025. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers, and we expect to continue to pursue these opportunities.

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

During the year ended December 31, 2025, the Company did not sell any unregistered equity securities.

On February 25, 2026, there were approximately 5,172 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2025 common shares	387	(1)	$57.73	—	$—
November 1 through November 30, 2025 common shares	—		—	—	—
December 1 through December 31, 2025 common shares	—		—	—	—

Total	387		$57.73	—	$—

(1) The repurchases of equity securities during October 2025 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

Dividends
We expect to continue paying dividends to our common and preferred shareholders in future periods. Our Series C preferred shares have a dividend rate of 5.75%, our Series E preferred shares have a dividend rate of 9.00% and our Series G preferred shares have a dividend rate of 5.75%. Among the factors the Company’s Board of Trustees considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO, FFOAA and AFFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Share Performance Graph
The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2025, to the cumulative return on the MSCI U.S. REIT Index and the Russell 1000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Analysis
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
EPR Properties	$100.00	$150.60	$128.59	$178.52	$176.28	$212.46
MSCI U.S. REIT Index	$100.00	$143.06	$108.00	$122.84	$133.59	$137.53
Russell 1000 Index	$100.00	$126.45	$102.27	$129.40	$161.12	$189.10
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

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is incorporated herein by reference and can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

Overview

Business
Our primary long-term business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations As Adjusted ("FFOAA"), Adjusted Funds From Operations ("AFFO") and dividends per share. FFOAA and AFFO are non-GAAP financial measures and are defined and reconciled below in the section titled "Non-GAAP Financial Measures." Our growth strategy focuses on acquiring or developing experiential properties in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance through most economic cycles. See Item 1 - "Business" for further discussion regarding our strategic rationale for our focus on experiential properties.

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

We believe our management's knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our strategy has been to structure leases and financings to ensure a positive spread between our cost of capital and the rentals or interest paid by our tenants. To avoid initial lease-up risks and produce a predictable income stream, we typically acquire or develop single-tenant properties that are pre-leased under long-term leases. We have also entered into certain joint ventures. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), managing our expanding portfolio and having a cost of capital that allows us to grow our investments in new properties beyond those funded primarily with free cash and disposition proceeds.

As of December 31, 2025, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.7 billion) with properties located in 43 states and Canada. Our total investments (a non-GAAP financial measure) were approximately $7.0 billion as of December 31, 2025. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments and the calculation of total investments at December 31, 2025 and 2024. We group our investments into two reportable segments,

Experiential and Education. As of December 31, 2025, our Experiential investments comprised $6.6 billion, or 94%, and our Education investments comprised $0.4 billion, or 6%, of our total investments.

As of December 31, 2025, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•148 theatre properties;
•60 eat & play properties (including seven theatres located in entertainment districts);
•26 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•27 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of December 31, 2025, our wholly-owned Experiential real estate portfolio consisted of approximately 19.0 million square feet, was 99% leased or operated and included $54.9 million in property under development and $20.2 million in undeveloped land inventory.

As of December 31, 2025, our Education portfolio consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of December 31, 2025, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased.

The combined wholly-owned portfolio consisted of 20.1 million square feet and was 99% leased or operated.

Geopolitical and International Trade Environment
Recent geopolitical events and macroeconomic trends, including evolving global armed conflicts and significant changes in U.S. trade policy, have produced heightened uncertainty. This uncertainty could lead to weakened economic conditions, contribute to inflation and increased borrowing costs and could lead to decreased consumer spending. For example, tariff increases may impact our business by increasing the cost of construction materials, which in turn may lead to higher development and renovation expenses. This increase in costs may result in reduced yields on development projects and potentially delay or result in cancelling planned projects. Additionally, our tenants and their customers are similarly experiencing these uncertainties, which could negatively affect their financial resources and ability to satisfy their obligations to us.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share are detailed below for the years ended December 31, 2025 and 2024 (dollars in millions, except per share information):

	Year ended December 31,
	2025	2024	Change
Total revenue	$718.4	$698.1	3%
Net income available to common shareholders per diluted share	3.28	1.60	105%
FFOAA per diluted share	5.12	4.87	5%

The major factors impacting our results for the year ended December 31, 2025, as compared to the year ended December 31, 2024 were as follows:

•The effect of investments and dispositions that occurred in 2025 and 2024;

•The recognition of lower other income and other expense primarily related to having fewer operating properties for the year ended December 31, 2025 versus the year ended December 31, 2024;
•The recognition of higher general and administrative expense, retirement and severance expense, transaction costs and income tax expense for the year ended December 31, 2025 versus the year ended December 31, 2024.
•The decrease in provision for credit losses, net, impairment charges and impairment charges on joint ventures for the year ended December 31, 2025 versus the year ended December 31, 2024;
•The recognition of higher gain on sale of real estate and early ground lease termination for the year ended December 31, 2025 versus the year ended December 31, 2024; and
•The recognition of lower equity in loss from joint ventures for the year ended December 31, 2025 versus the year ended December 31, 2024.

For further details on items impacting our operating results, see section below titled "Results of Operations". FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculation of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

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

Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our real estate investments. These impairment estimates may have a direct impact on our consolidated financial statements. We assess the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors may indicate that impairments exist, which include, but are not limited to, under-performance relative to projected future operating results, change in the time period we expect to hold the property, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, the property is evaluated for impairment by completing the undiscounted cash flow test, which compares the carrying amount of the real estate investment to the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate. If an impairment is indicated, we record a loss for the amount by which the carrying value of the asset exceeds its estimated fair value.

The assumptions used to derive the estimated future cash flows for the undiscounted cash flow test are subjective and include, but are not limited to, capitalization rates, anticipated future market rent and our anticipated hold period. Market rent assumptions used for the estimated future cash flows and the capitalization rate used to estimate the residual value of the real estate can fluctuate based on economic and industry specific factors. Changes in these assumptions could materially impact the result of the undiscounted cash flow test and lead to an impairment loss. If there is a shift in economic conditions, or a change in our property strategy, including a reduction in our anticipated hold period, these changes could materially impact the result of the undiscounted cash flow test and also lead to an impairment loss. Impairment loss is calculated based upon the difference between the fair value and the carrying value of the property. We generally use the income approach to derive the fair value of the property, which includes estimates for market rent, capitalization rates, and discount rates that are subjective and can be impacted by a lack of comparable transactions. We may also use the sales comparison approach or take into account real estate purchase offers to derive the fair value of the real estate if it is anticipated that the property may be sold.

Real Estate Acquisitions
Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition. Our acquisitions are generally considered to be asset acquisitions, and, accordingly, we allocate the purchase price and other related capitalized acquisition costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. Typically, relative fair values are based on recent independent appraisals or methods similar to those used by independent appraisers, as well as management judgment. In addition, acquisition-related costs incurred for asset acquisitions are capitalized.

The methods used to derive the relative fair value of the acquired tangible and intangible assets and liabilities generally include the income approach, cost approach and sales comparison approach. The assumptions used in these approaches include, but are not limited to, estimates for market rent, capitalization rates and discount rates. These estimates are subjective and can be impacted by a lack of comparable transactions. Assumptions used in the valuation of real estate can fluctuate based on economic and industry specific factors.

Collectability of Lease Receivables
Our accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued fixed rental rate increases to be received over the life of the existing leases. We regularly evaluate the collectability of our receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant, property level metrics, current economic conditions and changes in customer payment terms. When the collectability of lease receivables or future lease payments are no longer probable, we record a direct write-off of the outstanding receivable to rental revenue and recognize future rental revenue on a cash basis.

To determine if the collection of lease receivables is probable, we review our tenants' financial condition, including estimates of their expected future operating results, which are subjective. The tenant's current and estimated future operating results, the tenant's ability to obtain additional financing, as well as the ability and intention to pay lease receivables can vary based on economic conditions and industry specific factors. If economic conditions or the tenant's financial condition decline, the anticipated collection of outstanding lease receivables may not be probable and could result in the suspension of accrual revenue recognition and the write-off of outstanding lease receivables.

Collectability of Mortgage and Notes Receivables
Our mortgage and notes receivables consist of loans originated by us and the related accrued and unpaid interest income. We regularly evaluate the collectability of our receivables by considering such factors as the credit quality of our borrowers, historical trends of the borrower, our historical loss experience, current portfolio, market and economic conditions and changes in borrower payment terms. We estimate our current expected credit losses on a loan-by-loan basis using a forward-looking commercial real estate forecasting tool. We record provision (benefit) for credit losses, net, and reduce our mortgage note and note receivables balances by the allowance for credit losses on a quarterly basis in accordance with ASC 326. In the event we have a past due mortgage note or note receivable and we determine it is collateral dependent, we measure expected credit losses based on the fair value of the collateral. If foreclosure is deemed probable, and we expect to sell rather than operate the collateral, we adjust the fair value of the collateral for the estimated costs to sell.

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

If a loan is determined to be collateral dependent, the assumptions used to determine the fair value of the underlying collateral vary based on the type of collateral that secures the mortgage or note receivable. The fair value may be impacted based on economic factors, an estimate of future operating cash flows of the collateral and capitalization rates, which are subjective and can be impacted by a lack of comparable transactions. Changes in these assumptions could materially impact the estimated value of the collateral and lead to increased provision (benefit) for credit losses, net.

Recent Developments

Investment Spending
Our investment spending during the years ended December 31, 2025 and 2024 totaled $288.5 million and $263.9 million, respectively, and is detailed below (in thousands):

For the Year Ended December 31, 2025
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$8,167	$—	$8,167	$—	$—	$—
Eat & Play	77,763	72,724	4,765	—	274	—
Attractions	37,452	—	—	37,452	—	—
Ski	1,880	—	—	—	1,880	—
Experiential Lodging	4,038	—	32	—	—	4,006
Fitness & Wellness	159,235	—	19,316	91,984	47,935	—
Total Experiential	288,535	72,724	32,280	129,436	50,089	4,006

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$288,535	$72,724	$32,280	$129,436	$50,089	$4,006

For the Year Ended December 31, 2024
Investment Type	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$370	$—	$370	$—	$—	$—
Eat & Play	42,254	30,058	1,118	—	11,078	—
Attractions	78,025	—	164	33,437	44,424	—
Ski	2,018	—	—	—	2,018	—
Experiential Lodging	9,411	—	—	—	—	9,411
Fitness & Wellness	129,710	24,080	48,412	—	57,218	—
Cultural	2,132	—	2,132	—	—	—
Total Experiential	263,920	54,138	52,196	33,437	114,738	9,411

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$263,920	$54,138	$52,196	$33,437	$114,738	$9,411

The above amounts include $3.9 million and $3.5 million in capitalized interest and $0.3 million and $0.2 million in other general and administrative direct project costs for the years ended December 31, 2025 and 2024, respectively. Excluded from the table above are $5.2 million and $7.3 million of maintenance capital expenditures and other spending for the years ended December 31, 2025 and 2024, respectively.

Dispositions
During the year ended December 31, 2025, we completed the sale of three vacant theatre properties, two operating theatre properties, four leased theatre properties, one vacant early childhood education center, four land parcels and 10 leased early childhood education centers for net proceeds totaling $141.8 million and recognized a net gain on sale totaling $36.1 million.

On March 7, 2025, we received $8.1 million in proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties. Additionally, on October 1, 2025, we received $18.4 million in proceeds representing partial prepayment on one mortgage note receivable relating to the sale of one of the five fitness & wellness properties that secure the note.

On August 5, 2025, we exercised an early termination option of a ground lease on an eat & play property. As a result of the early termination, we recognized a gain of $3.4 million due to the reassessment of the lease term and the corresponding remeasurement of the lease liability and right-of-use asset. The gain is included in "Gain (loss) on sale of real estate and early ground lease termination" in the accompanying consolidated statements of income and comprehensive income included in this Annual Report on Form 10-K for the year ended December 31, 2025.

Chief Investment Officer Transition
During the year ended December 31, 2025, our Executive Vice President and Chief Investment Officer, Greg Zimmerman, notified us of his intention to retire from his position in the first quarter of 2026. On February 23, 2026, he notified us that his retirement will be effective March 2, 2026. The role of Executive Vice President and Chief Investment Officer will be assumed by Ben Fox, who joined us in August of 2025. Mr. Fox previously served as Managing Director in the Net Lease Division of Ares Management Corporation (“Ares”), a global alternative investment manager operating in the credit, private equity and real estate markets. Prior to Ares, Mr. Fox served as Executive Vice President, Asset Management and Operations at Realty Income, where he oversaw and managed approximately 7,000 properties across the U.S. and U.K. For the year ended December 31, 2025, we recorded retirement and severance expense related to Mr. Zimmerman's expected retirement totaling $3.0 million, which included cash payments totaling $0.8 million and accelerated vesting of nonvested shares totaling $2.2 million.

Capital Markets Activity
As discussed below in Liquidity and Capital Resources, during the year ended December 31, 2025, we had the following capital markets activity:
•Upon maturity, on April 1, 2025, we repaid in full $300.0 million of senior unsecured notes using borrowings under our $1.0 billion senior unsecured revolving credit facility;
•On June 3, 2025, we filed a new universal shelf registration statement and a new shelf registration statement for our Dividend Reinvestment and Direct Share Purchase Plan (“DSP Plan”) with the SEC;
•On September 22, 2025, we entered into amendment number one to our Fourth Amended, Restated and Consolidated Credit Agreement, dated as of September 19, 2024 (the "Amended Credit Agreement"), to remove the SOFR index adjustment with respect to loans denominated in U.S. dollars;
•On November 13, 2025, we issued $550.0 million in aggregate principal amount of senior unsecured notes due on November 15, 2030, which bear interest at an annual interest rate of 4.75%; and
•On December 5, 2025, in connection with the commencement of an "at-the-market" offering program ("ATM Program"), we entered into an equity distribution agreement with certain institutional investment banks pursuant to which we may issue common shares having an aggregate sales price of up to $400.0 million on the open market or in privately negotiated transactions deemed to be “at-the-market” offerings under SEC rules.

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024
Minimum rent (1)	$547,090	$530,664	$16,426
Percentage rent (2)	22,063	14,540	7,523
Straight-line rent	16,100	17,327	(1,227)
Tenant reimbursements	21,374	20,758	616
Other rental revenue	1,978	1,878	100
Total Rental Revenue	$608,605	$585,167	$23,438

Other income (3)	45,592	57,071	(11,479)
Mortgage and other financing income (4)	64,160	55,830	8,330
Total revenue	$718,357	$698,068	$20,289

(1) For the year ended December 31, 2025 compared to the year ended December 31, 2024, the increase in minimum rent resulted from an increase of $11.5 million related to property acquisitions and developments completed in 2025 and 2024. In addition, there was a net increase in minimum rent of $8.4 million related to rental revenue on existing properties. This was partially offset by a decrease in rental revenue of $3.5 million from property dispositions.

During the year ended December 31, 2025, we renewed five lease agreements on approximately 160 thousand square feet and experienced an increase of approximately 1.6% in rental rates. In addition, we paid $1.0 million in leasing commissions with respect to one of these lease renewals.

(2) The increase in percentage rent (i.e., amounts above base rent) for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due primarily to higher percentage rent recognized from our theatre tenants, one of our early childhood education center tenants and from our attraction tenants.

(3) The decrease in other income for the year ended December 31, 2025 compared to the year ended December 31, 2024 related primarily to a decrease in operating income from three operating theatre properties (including one that became vacant prior to sale) that were sold during the year ended December 31, 2025.

(4) The increase in mortgage and other financing income for the year ended December 31, 2025 compared to the year ended December 31, 2024 related to interest income on new mortgage notes funded and additional investments on existing mortgage notes in 2025 and 2024. In addition, $2.5 million of participating interest income was recognized during the year ended December 31, 2025 from one ski borrower, of which $1.8 million related to amounts under review regarding the calculation of participating interest income from prior periods that was resolved during the year ended December 31, 2025.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024
Property operating expense	$59,172	$59,146	$26
Other expense (1)	45,756	56,877	(11,121)
General and administrative expense (2)	55,830	50,096	5,734
Retirement and severance expense	2,995	1,836	1,159
Transaction costs	2,199	798	1,401
Provision (benefit) for credit losses, net (3)	8,477	12,247	(3,770)
Impairment charges (4)	—	51,764	(51,764)
Depreciation and amortization	169,160	165,733	3,427
Gain on sale of real estate and early ground lease termination (5)	39,533	16,101	23,432
Costs associated with loan refinancing or payoff	—	337	(337)
Interest expense, net	133,079	130,810	2,269
Equity in loss from joint ventures (6)	3,790	8,809	(5,019)
Impairment charges on joint ventures (7)	—	28,217	(28,217)
Income tax expense	2,496	1,433	1,063
Preferred dividend requirements	24,144	24,144	—

(1) The decrease in other expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 related primarily to a decrease in operating expenses from three operating theatre properties (including one that became vacant prior to sale) that were sold during the year ended December 31, 2025.

(2) The increase in general and administrative expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 related primarily to an increase in payroll and benefit costs, including annual incentive and share-based compensation.
(3) The change in provision (benefit) for credit losses, net for the year ended December 31, 2025 compared to the year ended December 31, 2024 related primarily to credit loss expense of $6.2 million recognized to fully reserve one mortgage note receivable during the year ended December 31, 2025 versus credit loss expense of $10.3 million related to one mortgage note receivable recognized during the year ended December 31, 2024.

(4) Impairment charges recognized during the year ended December 31, 2024 related to one vacant theatre property, two theatre properties being operated through third-party property management agreements and two leased theatre properties. No impairment charges were recognized during the year ended December 31, 2025.

(5) The gain on sale of real estate and early ground lease termination for the year ended December 31, 2025 related to the sale of three vacant theatre properties, two operating theatre properties, four leased theatre properties, one vacant early childhood education center, four land parcels and 10 leased early childhood education centers, as well as the exercise of an early termination option of a ground lease on an eat & play property. The gain on sale of real estate and early ground lease termination for the year ended December 31, 2024 related to the sale of two cultural properties, eight vacant theatre properties, one leased theatre property and two vacant early childhood education centers.

(6) The decrease in equity in loss from joint ventures for the year ended December 31, 2025 compared to the year ended December 31, 2024 related primarily to the decision in 2024 to exit our joint ventures in Breaux Bridge, Louisiana and St. Pete Beach, Florida.
(7) Impairment charges on joint ventures recognized during the year ended December 31, 2024 related to other-than-temporary impairments on our equity investments in joint ventures holding three experiential lodging properties. No impairment charges on joint ventures were recognized during the year ended December 31, 2025.

Liquidity and Capital Resources

Cash and cash equivalents were $90.6 million at December 31, 2025. In addition, we had restricted cash of $8.1 million at December 31, 2025, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes, Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
As of December 31, 2025, we had total debt outstanding of $2.9 billion of which 99% was unsecured.

At December 31, 2025, we had outstanding $2.75 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

Upon maturity, on April 1, 2025, we repaid in full $300.0 million of senior unsecured notes using borrowings under our $1.0 billion senior unsecured revolving credit facility.

On November 13, 2025, we issued $550.0 million in aggregate principal amount of senior notes due November 15, 2030 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.75%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2026 until the stated maturity date. The notes were issued at 98.8% of their face value and are unsecured. Net proceeds from the note offering were used to repay the outstanding principal balance of our unsecured revolving credit facility and the remaining amount of net proceeds for general business purposes.

At December 31, 2025, we had no balance outstanding under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of the Amended Credit Agreement. On September 22, 2025, we entered into amendment number one to the Amended Credit Agreement to remove the Secured Overnight Funds Rate (SOFR) index adjustment with respect to loans denominated in U.S. dollars. The facility will mature on October 2, 2028. We have two options to extend the maturity date of this credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.05% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 4.71% at December 31, 2025. Additionally, the facility fee on the revolving credit facility is 0.25%.

At December 31, 2025, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At December 31, 2025, the interest rate for these Series B private placement notes was 4.56%. The private placement notes were originally issued in two tranches: Series A due 2024; and Series B due 2026. On August 22, 2024, we repaid in full the Series A notes for $136.6 million using funds available under our $1.0 billion senior unsecured revolving credit facility.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, share repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at December 31, 2025.

In 2024, two experiential lodging properties located in St. Pete Beach, Florida, in which we hold unconsolidated equity investments, were severely damaged by two hurricanes. We continue to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward in which we expect to result in the eventual removal of the unconsolidated equity investments in these experiential lodging properties and the related non-recourse debt from our portfolio. Accordingly, we determined that our investment in these joint ventures had no fair value and was not recoverable, and during the year ended December 31, 2024, we recognized $12.1 million in other-than-temporary impairment charges on joint ventures related to these equity investments. There can be no assurance as to the ultimate outcome of our negotiations regarding our exit from these joint ventures.

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

Capital Markets
On June 3, 2025, we filed a new universal shelf registration statement with the SEC that is effective for a term of three years. The securities covered by this registration statement include common shares, preferred shares, debt securities, depository shares, warrants and units. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Additionally, on June 3, 2025, we filed a shelf registration statement with the SEC for our DSP Plan that is effective for a term of three years and permits the issuance of up to 25,000,000 common shares.

On December 5, 2025, we commenced our ATM Program and entered into an equity distribution agreement with certain institutional investment banks pursuant to which we may issue common shares up to an aggregate sales price of $400.0 million to the banks as sales agents (or principals when acting directly for their own account) or forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. As of December 31, 2025, $400.0 million remained available for sale under the ATM Program. Future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We are not obligated to issue and sell any common shares. For additional information on the ATM Program, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements, and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$420,953	$393,137
Net cash used by investing activities	(121,681)	(176,352)
Net cash used by financing activities	(236,726)	(261,619)

Liquidity and material cash requirements at December 31, 2025 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2025 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Long Term Debt Obligations	$629,597	$450,000	$400,000	$500,000	$550,000	$424,995	$2,954,592
Interest on Long Term Debt Obligations	125,720	88,145	65,683	52,877	37,892	23,730	394,047
Operating Lease Obligation - Corporate Office (1)	717	—	—	—	—	—	717
Operating Ground Lease Obligations (2)	28,871	28,011	27,110	25,552	20,901	153,854	284,299
Total	$784,905	$566,156	$492,793	$578,429	$608,793	$602,579	$3,633,655
(1) Subsequent to December 31, 2025, we signed a new office lease for a term of 10.5 years for approximately 41,525 square feet of office space. The lease is expected to commence January 1, 2027 with an initial annual rent payment of approximately $1.0 million.
(2) Our tenants who are sub-tenants under the ground leases are responsible for paying the rent under these ground leases. Two of our ground leases do not currently have sub-tenants. In the event our tenant fails to pay the ground lease rent or the property does not have sub-tenants, we would typically be responsible for the payment, assuming we do not sell or re-tenant the property. The above amounts exclude contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales.

Commitments
As of December 31, 2025, we had 14 development projects with commitments to fund an aggregate of approximately $53.7 million, of which approximately $36.1 million is expected to be funded in 2026. We advance development costs in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at predetermined rates upon completion of construction.

We have certain commitments related to our mortgage notes and notes receivable investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2025, we had two mortgage notes with commitments totaling approximately $48.1 million, all of which is expected to be funded in 2026. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2025, 2024 and 2023 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Year ended December 31,
	2025	2024	2023
FFO:
Net income available to common shareholders of EPR Properties	$250,792	$121,922	$148,901
(Gain) loss on sale of real estate and early ground lease termination	(39,533)	(16,101)	2,197
Impairment of real estate investments	—	51,764	67,366
Real estate depreciation and amortization	168,545	165,029	167,219
Allocated share of joint venture depreciation	4,010	9,419	8,876
Impairment charges on joint ventures	—	28,217	—
FFO available to common shareholders of EPR Properties	$383,814	$360,250	$394,559

FFO available to common shareholders of EPR Properties	$383,814	$360,250	$394,559
Add: Preferred dividends for Series C preferred shares	7,752	7,752	7,752
Add: Preferred dividends for Series E preferred shares	7,752	7,752	7,752
Diluted FFO available to common shareholders of EPR Properties	$399,318	$375,754	$410,063

FFOAA:
FFO available to common shareholders of EPR Properties	$383,814	$360,250	$394,559
Retirement and severance expense	2,995	1,836	547
Transaction costs	2,199	798	1,554
Provision (benefit) for credit losses, net	8,477	12,247	878
Costs associated with loan refinancing or payoff	—	337	—
Deferred income tax benefit	(846)	(1,539)	(344)
FFOAA available to common shareholders of EPR Properties	$396,639	$373,929	$397,194

FFOAA available to common shareholders of EPR Properties	$396,639	$373,929	$397,194
Add: Preferred dividends for Series C preferred shares	7,752	7,752	7,752
Add: Preferred dividends for Series E preferred shares	7,752	7,752	7,752
Diluted FFOAA available to common shareholders of EPR Properties	$412,143	$389,433	$412,698

AFFO:
FFOAA available to common shareholders of EPR Properties	$396,639	$373,929	$397,194
Non-real estate depreciation and amortization	615	704	814
Deferred financing fees amortization	8,808	8,844	8,637
Share-based compensation expense to management and trustees	15,329	14,066	17,512
Amortization of above/below-market leases, net and tenant allowances	(324)	(333)	(535)
Maintenance capital expenditures (1)	(5,205)	(7,299)	(12,399)
Straight-lined rental revenue	(16,100)	(17,327)	(10,591)
Straight-lined ground sublease expense	(37)	97	1,099
Non-cash portion of mortgage and other financing income	(1,502)	(1,984)	(1,088)
Allocated share of joint venture non-cash items	—	712	—
AFFO available to common shareholders of EPR Properties	$398,223	$371,409	$400,643

	Year ended December 31,
	2025	2024	2023
FFO per common share:
Basic	$5.05	$4.76	$5.24
Diluted	4.96	4.70	5.15
FFOAA per common share:
Basic	$5.22	$4.94	$5.28
Diluted	5.12	4.87	5.18
Shares used for computation (in thousands):
Basic	76,040	75,636	75,260
Diluted	76,495	75,999	75,715

Weighted average shares outstanding-diluted EPS	76,495	75,999	75,715
Effect of dilutive Series C preferred shares	2,348	2,314	2,283
Effect of dilutive Series E preferred shares	1,668	1,664	1,663
Adjusted weighted average shares outstanding - diluted Series C and Series E	80,511	79,977	79,661
Other financial information:
Dividends per common share	$3.52	$3.40	$3.30
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the years ended December 31, 2025, 2024 and 2023. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share for these periods.

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

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre and Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands except ratios):

	December 31,
	2025	2024
Net Debt:
Debt	$2,929,411	$2,860,458
Deferred financing costs, net	25,181	19,134
Cash and cash equivalents	(90,577)	(22,062)
Net Debt	$2,864,015	$2,857,530
Gross Assets:
Total Assets	$5,699,762	$5,616,507
Accumulated depreciation	1,714,886	1,562,645
Cash and cash equivalents	(90,577)	(22,062)
Gross Assets	$7,324,071	$7,157,090
Debt to Total Assets Ratio	51%	51%
Net Debt to Gross Assets Ratio	39%	40%

	Three Months Ended December 31,
	2025	2024
EBITDAre and Adjusted EBITDAre:
Net income (loss)	$66,904	$(8,395)
Interest expense, net	33,574	33,472
Income tax expense	954	653
Depreciation and amortization	43,582	40,995
Gain on sale of real estate and early ground lease termination	(5,297)	(112)
Impairment of real estate investments	—	39,952
Allocated share of joint venture depreciation	1,000	1,965
Allocated share of joint venture interest expense	516	589
Impairment charges on joint ventures	—	16,087
EBITDAre	$141,233	$125,206

Retirement and severance expense	1,901	—
Transaction costs	471	423
Provision (benefit) for credit losses, net	(985)	9,876
Adjusted EBITDAre	$142,620	$135,505

Adjusted EBITDAre (annualized) (1)	$570,480	$542,020

Net Debt to Adjusted EBITDAre Ratio	5.0	5.3

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

	December 31, 2025	December 31, 2024
Total assets	$5,699,762	$5,616,507
Operating lease right-of-use assets	(170,755)	(173,364)
Cash and cash equivalents	(90,577)	(22,062)
Restricted cash	(8,071)	(13,637)
Accounts receivable	(97,855)	(84,589)
Add: accumulated depreciation on real estate investments	1,714,886	1,562,645
Add: accumulated amortization on intangible assets (1)	31,584	31,876
Prepaid expenses and other current assets (1)	(37,237)	(39,464)
Total investments	$7,041,737	$6,877,912

Total Investments:
Real estate investments, net of accumulated depreciation	$4,494,259	$4,435,358
Add back accumulated depreciation on real estate investments	1,714,886	1,562,645
Land held for development	20,168	20,168
Property under development	54,905	112,263
Mortgage notes and related accrued interest receivable	679,254	665,796
Investment in joint ventures	12,316	14,019
Intangible assets, gross (1)	63,239	64,317
Notes receivable and related accrued interest receivable, net (1)	2,710	3,346
Total investments	$7,041,737	$6,877,912

(1) Included in "Other assets" in the accompanying consolidated balance sheets. Other assets include the following:

	December 31, 2025	December 31, 2024
Intangible assets, gross	$63,239	$64,317
Less: accumulated amortization on intangible assets	(31,584)	(31,876)
Notes receivable and related accrued interest receivable, net	2,710	3,346
Prepaid expenses and other current assets	37,237	39,464
Total other assets	$71,602	$75,251

Impact of Recently Issued Accounting Standards
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on the impact of recently issued accounting standards on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of December 31, 2025, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement as discussed below.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (dollars in thousands)

	2026	2027	2028	2029	2030	Thereafter	Total	Estimated Fair Value
December 31, 2025:
Fixed rate debt	$629,597	$450,000	$400,000	$500,000	$550,000	$424,995	$2,954,592	$2,870,031
Average interest rate	4.70%	4.50%	4.95%	3.75%	4.75%	3.54%	4.38%	4.60%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (as of December 31, 2025)	—%	—%	—%	—%	—%	—%	—%	—%
	2025	2026	2027	2028	2029	Thereafter	Total	Estimated Fair Value
December 31, 2024:
Fixed rate debt	$300,000	$629,597	$450,000	$400,000	$500,000	$424,995	$2,704,592	$2,590,303
Average interest rate	4.50%	4.70%	4.50%	4.95%	3.75%	3.54%	4.32%	5.50%
Variable rate debt	$—	$—	$—	$175,000	$—	$—	$175,000	$175,000
Average interest rate (as of December 31, 2024)	—%	—%	—%	5.46%	—%	—%	5.46%	5.46%
The fair value of our debt as of December 31, 2025 and 2024 is estimated by discounting the future cash flows of each instrument using current market rates and current market spreads.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of indicators real estate investments may not be recoverable
As discussed in Notes 2 and 3 to the consolidated financial statements, the real estate investments, net balance as of December 31, 2025 was $4,494,259 thousand. The Company reviews a real estate investment for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investment may not be recoverable.

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

Chicago, Illinois
February 26, 2026

EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2025	2024
Assets
Real estate investments, net of accumulated depreciation of $1,714,886 and $1,562,645 at December 31, 2025 and 2024, respectively	$4,494,259	$4,435,358
Land held for development	20,168	20,168
Property under development	54,905	112,263
Operating lease right-of-use assets	170,755	173,364
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $15,929 and $17,111 at December 31, 2025 and 2024, respectively	679,254	665,796
Investment in joint ventures	12,316	14,019
Cash and cash equivalents	90,577	22,062
Restricted cash	8,071	13,637
Accounts receivable	97,855	84,589
Other assets	71,602	75,251
Total assets	$5,699,762	$5,616,507
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$99,392	$107,976
Operating lease liabilities	204,747	212,400
Common dividends payable	22,463	25,831
Preferred dividends payable	6,032	6,032
Unearned rents and interest	108,546	80,565
Debt	2,929,411	2,860,458
Total liabilities	3,370,591	3,293,262
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at December 31, 2025 and 2024; and 84,239,580 and 83,619,740 shares issued at December 31, 2025 and 2024, respectively	842	836
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,616 and 5,392,716 Series C convertible shares issued at December 31, 2025 and 2024, respectively; liquidation preference of $134,815,400	54	54
3,445,980 Series E convertible shares issued at December 31, 2025 and 2024; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at December 31, 2025 and 2024; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,978,093	3,950,528
Treasury shares at cost: 8,094,942 and 7,883,581 common shares at December 31, 2025 and 2024, respectively	(295,290)	(285,413)
Accumulated other comprehensive income (loss)	1,037	(3,756)
Distributions in excess of net income	(1,355,659)	(1,339,098)
Total equity	$2,329,171	$2,323,245
Total liabilities and equity	$5,699,762	$5,616,507
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
Rental revenue	$608,605	$585,167	$616,139
Other income	45,592	57,071	45,947
Mortgage and other financing income	64,160	55,830	43,582
Total revenue	718,357	698,068	705,668
Property operating expense	59,172	59,146	57,478
Other expense	45,756	56,877	44,774
General and administrative expense	55,830	50,096	56,442
Retirement and severance expense	2,995	1,836	547
Transaction costs	2,199	798	1,554
Provision (benefit) for credit losses, net	8,477	12,247	878
Impairment charges	—	51,764	67,366
Depreciation and amortization	169,160	165,733	168,033
Total operating expenses	343,589	398,497	397,072
Gain (loss) on sale of real estate and early ground lease termination	39,533	16,101	(2,197)
Income from operations	414,301	315,672	306,399
Costs associated with loan refinancing or payoff	—	337	—
Interest expense, net	133,079	130,810	124,858
Equity in loss from joint ventures	3,790	8,809	6,768
Impairment charges on joint ventures	—	28,217	—
Income before income taxes	277,432	147,499	174,773
Income tax expense	2,496	1,433	1,727
Net income	274,936	146,066	173,046
Preferred dividend requirements	24,144	24,144	24,145
Net income available to common shareholders of EPR Properties	$250,792	$121,922	$148,901
Net income available to common shareholders of EPR Properties per share:
Basic	$3.30	$1.61	$1.98

Diluted	$3.28	$1.60	$1.97
Shares used for computation (in thousands):
Basic	76,040	75,636	75,260
Diluted	76,495	75,999	75,715

Other comprehensive income:
Net income	$274,936	$146,066	$173,046
Foreign currency translation adjustment	12,878	(23,036)	6,851
Unrealized (loss) gain on derivatives, net	(8,085)	15,984	(5,452)
Comprehensive income attributable to EPR Properties	$279,729	$139,014	$174,445
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2025, 2024 and 2023 (Dollars in thousands)
	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2022	82,545,501	$825	14,840,297	$148	$3,899,732	$(269,751)	$1,897	$(1,097,132)	$2,535,719
Restricted share units issued to Trustees	43,497	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units, net of cancellations	352,090	4	—	—	5,960	(591)	—	—	5,373
Purchase of common shares for vesting	—	—	—	—	—	(3,696)	—	—	(3,696)
Share-based compensation expense	—	—	—	—	17,512	—	—	—	17,512
Share-based compensation included in retirement and severance expense	—	—	—	—	304	—	—	—	304
Foreign currency translation adjustment	—	—	—	—	—	—	6,851	—	6,851
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(5,452)	—	(5,452)
Net income	—	—	—	—	—	—	—	173,046	173,046
Issuances of common shares	22,469	—	—	—	959	—	—	—	959
Conversion of Series E Convertible Preferred shares to common shares	674	—	(1,401)	—	—	—	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(3,787)	(3,787)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(16)	(16)
Dividends to common shareholders ($3.30 per share)	—	—	—	—	—	—	—	(248,530)	(248,530)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2023	82,964,231	$829	14,838,896	$148	$3,924,467	$(274,038)	$3,296	$(1,200,547)	$2,454,155
Restricted share units issued to Trustees	45,410	1	—	—	—	—	—	—	1
Issuance of nonvested shares and performance share units, net of cancellations	583,135	6	—	—	9,212	—	—	—	9,218
Purchase of common shares for vesting	—	—	—	—	—	(11,375)	—	—	(11,375)
Share-based compensation expense	—	—	—	—	14,066	—	—	—	14,066
Share-based compensation included in retirement and severance expense	—	—	—	—	1,598	—	—	—	1,598
Foreign currency translation adjustment	—	—	—	—	—	—	(23,036)	—	(23,036)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	15,984	—	15,984
Net income	—	—	—	—	—	—	—	146,066	146,066
Issuances of common shares	26,878	—	—	—	1,185	—	—	—	1,185
Conversion of Series C Convertible Preferred shares to common shares	86	—	(200)	—	—	—	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	(3,492)	(3,492)
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(16)	(16)
Dividends to common shareholders ($3.40 per share)	—	—	—	—	—	—	—	(256,981)	(256,981)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2025, 2024 and 2023 (Dollars in thousands) (continued)
	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	43,635	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units, net of cancellations	549,928	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,855)	—	—	(9,855)
Share-based compensation expense	—	—	—	—	15,329	—	—	—	15,329
Share-based compensation included in retirement and severance expense	—	—	—	—	2,175	—	—	—	2,175
Foreign currency translation adjustment	—	—	—	—	—	—	12,878	—	12,878
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(8,085)	—	(8,085)
Net income	—	—	—	—	—	—	—	274,936	274,936
Issuances of common shares	25,758	—	—	—	1,346	—	—	—	1,346
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Share option exercises, net	476	—	—	—	21	(22)	—	—	(1)
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(16)	(16)
Dividends to common shareholders ($3.52 per share)	—	—	—	—	—	—	—	(267,850)	(267,850)
Dividends to Series C preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series E preferred shareholders ($2.25 per share)	—	—	—	—	—	—	—	(7,752)	(7,752)
Dividends to Series G preferred shareholders ($1.4375 per share)	—	—	—	—	—	—	—	(8,624)	(8,624)
Balance at December 31, 2025	84,239,580	$842	14,838,596	$148	$3,978,093	$(295,290)	$1,037	$(1,355,659)	$2,329,171

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$274,936	$146,066	$173,046
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	51,764	67,366
Impairment charges on joint ventures	—	28,217	—
(Gain) loss on sale of real estate and early ground lease termination	(39,533)	(16,101)	2,197
Deferred income tax benefit	(846)	(1,539)	(344)
Provision (benefit) for credit losses, net	8,477	12,247	878
Costs associated with loan refinancing or payoff	—	337	—
Equity in loss from joint ventures	3,790	8,809	6,768
Distributions from joint ventures	11	—	1,300
Depreciation and amortization	169,160	165,733	168,033
Amortization of deferred financing costs	8,808	8,844	8,637
Amortization of above/below market leases and tenant allowances, net	(324)	(333)	(535)
Share-based compensation expense to management and Trustees	15,329	14,066	17,512
Share-based compensation expense included in retirement and severance expense	2,175	1,598	304
Change in assets and liabilities:
Operating lease assets and liabilities	(1,580)	(1,299)	(6)
Mortgage notes accrued interest receivable	(796)	(2,171)	(1,231)
Accounts receivable	(14,579)	(22,031)	(10,091)
Other assets	(2,321)	(7,935)	(2,738)
Accounts payable and accrued liabilities	(5,613)	11,950	8,488
Unearned rents and interest	3,859	(5,085)	7,510
Net cash provided by operating activities	420,953	393,137	447,094
Investing activities:
Acquisition of and investments in real estate and other assets	(151,749)	(45,706)	(60,703)
Proceeds from sale of real estate	141,276	74,421	57,160
Investment in unconsolidated joint ventures	(2,097)	(1,290)	(4,859)
Settlement of derivative	—	10,403	10,022
Investment in mortgage notes receivable	(49,815)	(113,939)	(110,428)
Proceeds from mortgage notes receivable paydowns	28,305	618	552
Investment in notes receivable	—	—	(3,025)
Proceeds from note receivable paydowns	1,444	1,406	1,386
Additions to properties under development	(89,045)	(102,265)	(91,153)
Net cash used by investing activities	(121,681)	(176,352)	(201,048)
Financing activities:
Proceeds from long-term debt facilities	1,072,000	244,000	—
Principal payments on debt	(997,000)	(205,638)	—
Deferred financing fees paid	(12,099)	—	(369)
Costs associated with loan refinancing or payoff (cash portion)	—	(9,534)	—
Net proceeds from issuance of common shares	949	816	615
Impact of share option exercises, net	(1)	—	—
Purchase of common shares for treasury for vesting	(9,855)	(11,375)	(3,696)
Dividends paid to shareholders	(290,720)	(279,888)	(272,245)
Net cash used by financing activities	(236,726)	(261,619)	(275,695)
Effect of exchange rate changes on cash	403	(448)	119
Net change in cash and cash equivalents and restricted cash	62,949	(45,282)	(29,530)
Cash and cash equivalents and restricted cash at beginning of the year	35,699	80,981	110,511
Cash and cash equivalents and restricted cash at end of the year	$98,648	$35,699	$80,981
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.
	Year Ended December 31,
	2025	2024	2023

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the year	$22,062	$78,079	$107,934
Restricted cash at beginning of the year	13,637	2,902	2,577
Cash and cash equivalents and restricted cash at beginning of the year	$35,699	$80,981	$110,511

Cash and cash equivalents at end of the year	$90,577	$22,062	$78,079
Restricted cash at end of the year	8,071	13,637	2,902
Cash and cash equivalents and restricted cash at end of the year	$98,648	$35,699	$80,981

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$136,205	$115,683	$44,291
Transfer of mortgage note receivable to property under development	—	6,008	—
Transfer of real estate investments to mortgage note	—	—	1,321
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	29,619	21,325	25,277
Remeasurement of right-of-use asset from early ground lease termination	7,439	—	—
Remeasurement of lease liability from early ground lease termination	10,901	—	—
Operating lease right-of-use assets	20,815	—	—
Operating lease liabilities	20,815	—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$130,914	$129,457	$125,654
Cash paid during the period for income taxes	2,877	2,646	1,495
Interest cost capitalized	3,864	3,468	3,566
Change in accrued capital expenditures	(5,944)	(824)	6,466
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

The Company’s variable interest in VIEs currently are in the form of equity investments and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of December 31, 2025 and 2024, the Company does not have any investments in consolidated VIEs.

Use of Estimates
Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). Actual results could differ from those estimates.

Real Estate Investments
Real estate investments are carried at initial recorded value less accumulated depreciation. Costs incurred for asset acquisitions and development of properties are capitalized. In addition, the Company capitalizes certain costs that relate to property under development including interest. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 years to 40 years for buildings, three years to 25 years for furniture, fixtures and equipment and 10 years to 20 years for site improvements. Tenant improvements, including allowances, are depreciated over the shorter of the lease term or the estimated useful life and leasehold interests are depreciated over the useful life of the underlying lease.

Management reviews the Company's real estate investments, including operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable, which is based on an estimate of undiscounted future cash flows expected to result from the property and its eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Assets are generally classified as held for sale once a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Real Estate Acquisitions
Upon acquisition of real estate properties, the Company evaluates the acquisition to determine if it is a business combination or an asset acquisition. If the acquisition is determined to be an asset acquisition, the Company capitalizes the purchase price and other related costs, including transaction costs, and allocates this to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and liabilities as well as any noncontrolling interest, if applicable. Acquisition-related costs in connection with business combinations, as well as costs associated with terminated transactions and certain pre-opening and tenant transition costs, are expensed as incurred and included in "Transaction costs" in the accompanying consolidated statements of income and comprehensive income.

For real estate acquisitions (asset acquisitions or business combinations), the fair value (or relative fair value in an asset acquisition) of the tangible assets is determined by valuing the property using recent independent appraisals. Land is valued using the sales comparison approach, which uses available market data from recent comparable land sales as an input to estimate the fair value. Site improvements and tenant improvements are valued using the cost approach, which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value. The building is valued either using the cost approach described above or a combination of the cost and the income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant. The cost and income approaches are reconciled to arrive at an estimated building fair value.

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
December 31, 2025, 2024 and 2023
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

The excess of the cost of an acquired business (in a business combination) over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.

Intangible assets and liabilities (included in "Other assets" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2025	2024
Assets:
In-place leases, net of accumulated amortization of $26.4 million and $27.3 million, respectively	$12,868	$14,677
Above-market lease, net of accumulated amortization of $1.4 million and $1.4 million, respectively	118	165
Tradenames, net of accumulated amortization of $983 thousand and $850 thousand, respectively (1)	8,181	8,314
Contract value, net of accumulated amortization of $2.7 million and $2.4 million, respectively	9,795	8,592
Goodwill	693	693
Total intangible assets, net	$31,655	$32,441

Liabilities:
Below-market lease, net of accumulated amortization of $3.8 million and $3.5 million, respectively	$6,731	$7,139
(1) At December 31, 2025 and 2024, $5.4 million in tradenames had indefinite lives and were not amortized.
Aggregate intangible amortization included in expense was $2.2 million for both the years ended December 31, 2025 and 2024 and $7.1 million for the year ended December 31, 2023. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million for both the years ended December 31, 2025 and 2024 and $0.5 million for the year ended December 31, 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Future amortization of intangible assets and liabilities without indefinite lives at December 31, 2025 is as follows (in thousands):

	In place leases	Tradenames (1)	Contract Value	Above-market lease	Below-market lease
Year:
2026	$1,588	$133	$406	$46	$(324)
2027	1,583	133	406	46	(259)
2028	1,489	133	406	26	(254)
2029	1,215	133	406	—	(252)
2030	1,081	123	406	—	(251)
Thereafter	5,912	2,171	7,765	—	(5,391)
Total	$12,868	$2,826	$9,795	$118	$(6,731)

Weighted average amortization period (years)	12.2	22.5	25.2	2.6	28.0

(1) Excludes $5.4 million in tradenames with indefinite lives.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. Deferred financing costs of $25.2 million and $19.1 million as of December 31, 2025 and 2024, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $7.7 million and $10.5 million as of December 31, 2025 and 2024, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Reportable Segments
The Company has two reportable operating segments: Experiential and Education. The Experiential segment includes the following property types: theatres, eat & play (including seven theatres located in entertainment districts), attractions, ski, experiential lodging, gaming, cultural and fitness & wellness. The Education segment includes the following property types: early childhood education centers and private schools. The Company’s business is focused on Experiential real estate. The economic characteristics of the property types in the Experiential and Education segments are similar across type, geographic location and industries in which our tenants and borrowers operate. The Company’s segment structure reflects the financial information and reports used by the Company’s management team, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocation and performance assessments. The Company’s CODM is its Chairman, President and Chief Executive Officer.

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

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. The Company recognized straight-line write-offs of $0.1 million for both the years ended December 31, 2025 and 2024 and $0.7 million for the year ended December 31, 2023. Straight-line rental revenue, net of write-

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
offs, was $16.1 million, $17.3 million and $10.6 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with FASB ASC Topic 842, the Company does not include these lessee payments made to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. The Company recognized $2.1 million, $2.0 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses, which are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the years ended December 31, 2025, 2024 and 2023, the amounts due for non-lease components included in rental revenue totaled $19.3 million, $18.8 million and $19.6 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $22.1 million, $14.5 million and $12.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Rental revenue included lease termination fees of approximately $3.4 million for the year ended December 31, 2023, relating to the early terminations of two leases by two tenants. No lease termination fees were received for the years ended December 31, 2025 and 2024.

The Company regularly evaluates the collectability of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality, projected performance and historical trends of the tenant, as well as the current economic conditions and changes in customer payment terms. When the collectability of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the outstanding receivable to rental revenue and recognizes future rental revenue on a cash basis.

Property Sales
The Company recognizes a sale of real estate properties when a contract exists and the purchaser has obtained control of the property. Gains on sales of properties are recognized in full in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the Company would, accordingly, be measured at fair value.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. During the year ended December 31, 2025, the Company wrote off approximately $0.1 million of accrued interest and fees receivable against interest income related to one mortgage note receivable. No such amounts were written-off for the years ended December 31, 2024 and 2023. As of December 31, 2025, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of December 31, 2025, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 7 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $197 thousand and $57 thousand, respectively.

Income Taxes
The Company has elected to be taxed as a REIT pursuant to Section 856(c) of the Internal Revenue Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders. The Company adopted FASB Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures for the year ended December 31, 2025 on a prospective basis. The ASU enhances annual income tax disclosures by requiring entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the ASU requires annual disclosure of income taxes paid disaggregated by jurisdiction. The impact of the ASU is on disclosure only and the related disclosures are included below.
The Company is subject to income tax in certain instances in both the U.S. and in certain foreign jurisdictions, as more fully described herein. The Company’s income tax expense includes deferred income tax expense or benefit, which represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company evaluates the realizability of its deferred income tax assets and assesses the need for a valuation allowance for each jurisdiction for which it is subject to income tax. The realization of the deferred tax assets depends upon all positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets.

The Company owns certain real estate assets that are subject to income tax in Canada. At December 31, 2025, the net deferred tax assets related to the Company's Canadian operations totaled $13.0 million (consisting of $26.6 million of deferred tax assets and $13.6 million of deferred tax liabilities) resulting from the temporary differences between income for financial reporting purposes and taxable income relating primarily to depreciation, capital improvements and straight-line rents. At December 31, 2025, it is more likely than not the Company will not generate sufficient taxable income to realize any of the $26.6 million of deferred tax assets resulting in a net deferred tax liability of $13.6 million.

The Company has certain taxable REIT subsidiaries (TRSs), as permitted under the Internal Revenue Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. At December 31, 2025, the deferred tax assets related to the Company's TRSs totaled $12.1 million,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
resulting from the temporary differences between income for financial reporting purposes and taxable income relate primarily to net operating loss carryovers and pre-opening cost amortization. At December 31, 2025, it is more likely than not that the Company will not generate sufficient taxable income to realize any of these deferred tax assets.

The Company’s consolidated deferred tax position is summarized as follows at December 31 (in thousands):

	2025	2024
Fixed assets	$22,604	$22,268
Interest expense limitation	3,688	—
Net operating losses	15,013	14,208
Start-up costs	1,951	2,144
Other	3,421	2,385
Total deferred tax assets (1)	$46,677	$41,005

Fixed assets	$(14,812)	$(14,546)
Capital improvements	(2,715)	(2,562)
Straight-line receivable	(1,190)	(904)
Other	(2,912)	(2,129)
Total deferred tax liabilities (2)	$(21,629)	$(20,141)

Valuation allowance (1)	(38,671)	(34,936)
Net deferred tax liability	$(13,623)	$(14,072)

(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized current income and withholding tax expense of $3.6 million, $3.0 million and $2.1 million, respectively, primarily related to certain state income taxes and foreign income and withholding tax. The table below details the current and deferred income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Current TRS income tax benefit	$—	$(137)	$—
Current state income tax expense	582	360	240
Current foreign income tax expense	1,792	1,460	513
Current foreign withholding tax expense	1,245	1,290	1,318
Deferred income tax benefit	(1,123)	(1,540)	(344)
Income tax expense	$2,496	$1,433	$1,727

The Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2025, 2024 and 2023. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and certain state income taxes at regular corporate rates (including any applicable alternative minimum tax for years prior to January 1, 2022) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain foreign, state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2022 through 2024 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2021 through 2024 for Canadian income tax purposes.

The Company's effective tax rate for the years ended December 31, 2025, 2024 and 2023 was 1.0%, 1.2% and 1.2%, respectively. The differences between the income tax expense calculated at the statutory U.S. federal income tax rates and the actual income tax expense recorded is mostly attributable to the dividends paid deduction available for

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
REITs. The table below details the components of income tax expense for the year ended December 31, 2025 (dollars in thousands):

	Amount	% Pretax Income
Federal statutory rate (21%)	$53,190	21.0%
Domestic Federal:
REIT GAAP income not taxable (1)	(54,058)	(21.3)%
Other (2)	868	0.3%
State and local income taxes	582	0.2%
Foreign tax effects	1,914	0.8%
Total income tax expense	$2,496	1.0%

(1) The significant negative adjustment represents GAAP income attributable to the Company's status as a REIT. The Company is generally not subject to U.S. federal income tax on REIT income that is distributed to its shareholders as dividends. As the Company has satisfied all applicable REIT requirements, its REIT income is not subject to corporate level tax.
(2) Primarily changes in the valuation allowance at the Company's taxable REIT subsidiaries (TRSs).

The table below details income taxes paid in cash, net of refunds for the year ended December 31, 2025 (in thousands):

Amount
U.S. federal	$65
State:
Texas	420
Other jurisdictions	75
Foreign:
Canada	2,317
Total	$2,877

The Company’s policy is to recognize interest and penalties as general and administrative expense. The Company did not recognize any interest and penalties in 2025, 2024 or 2023. The Company did not have any accrued interest and penalties at December 31, 2025, 2024 and 2023. Additionally, the Company did not have any unrecorded tax benefits as of December 31, 2025, 2024 and 2023.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal) represented a significant portion of the Company's total revenue for the years ended December 31, 2025, 2024 and 2023. The Company had higher revenue from Regal during the year ended December 31, 2023 due to the payment of higher base rent (pre-bankruptcy) and the repayment of deferred rent due, both of which were recognized as rental revenue when received. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Year ended December 31,
	2025		2024		2023
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$102,343	14.2%	$100,810	14.4%	$98,022	13.9%
AMC	97,366	13.6%	94,358	13.5%	94,687	13.4%
Regal	82,787	11.5%	76,395	10.9%	103,716	14.7%

Cash Equivalents
Cash equivalents include bank demand deposits and other short-term investments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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

Share-based compensation expense consists of amortization of nonvested share grants and performance share units issued to associates along with restricted share units issued to non-associate Trustees. Share-based compensation is included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income.

Nonvested Shares Issued to Associates
The Company grants nonvested shares to associates pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to associates under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period of three years to four years.

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

Restricted Share Units Issued to Non-Associate Trustees
The Company issues restricted share units to non-associate Trustees for payment of their annual retainers under the Company's Trustee compensation program. The settlement date for the shares is selected by the non-associate Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the one-year vesting period.

Foreign Currency Translation
The functional currency of the Company's entities that own properties located in Canada is the Canadian dollar (CAD). The assets and liabilities for these entities are translated into U.S. dollars (USD) using the spot rate at the respective balance sheet date and revenues and expenses are translated using the monthly average exchange rate. Resulting translation adjustments are recorded as a separate component of comprehensive income.

The functional currency of the Company's entity that holds a mortgage secured by property located in Canada is the USD. This entity's financial assets and liabilities denominated in currencies other than the USD are recorded at the exchange rate at the time of the transaction and subsequent gains or losses related to changes in the foreign currency are included in "Other income" or "Other expense," as applicable, in the accompanying consolidated statements of income and comprehensive income.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Buildings and improvements	$4,832,134	$4,632,557
Furniture, fixtures & equipment	122,351	118,575
Land	1,226,207	1,218,418
Leasehold interests	28,453	28,453
	6,209,145	5,998,003
Accumulated depreciation	(1,714,886)	(1,562,645)
Total	$4,494,259	$4,435,358
Depreciation expense on real estate investments was $165.4 million, $161.9 million and $159.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
4. Investments and Dispositions

Acquisitions and Development

The Company's investment spending during the year ended December 31, 2025, totaled $288.5 million, and included the following:
•$14.3 million for an acquisition of an attraction property in New Jersey;
•$1.2 million for the acquisition of land and $5.9 million in mortgage financing secured by the improvements on acquired land of a fitness & wellness property in Georgia;
•$20.0 million for mortgage financing secured by a fitness & wellness property in Winnipeg, Canada;
•$90.7 million for the acquisition of five golf course properties in Texas;
•$23.2 million for an acquisition of an attraction property in Virginia; and
•spending on experiential build-to-suit development and redevelopment projects.

The Company's investment spending during the year ended December 31, 2024 totaled $263.9 million, and included the following:
•$52.0 million for mortgage financing secured by a fitness & wellness property in Colorado;
•$33.4 million for the acquisition of an attraction property in New York;
•$19.9 million for the acquisition of land for three build-to-suit eat & play developments in Illinois, Kansas and Oklahoma; and
•spending on experiential build-to-suit development and redevelopment projects.

Dispositions
During the year ended December 31, 2025, the Company completed the sale of three vacant theatre properties, two operating theatre properties, four leased theatre properties, one vacant early childhood education center, four land parcels and 10 leased early childhood education centers for net proceeds totaling $141.8 million and recognized a net gain on sale totaling $36.1 million.

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

Dispositions during the years ended December 31, 2025, 2024 and 2023 did not meet the criteria for discontinued operations reporting.

5. Impairment Charges

The Company reviews its properties for changes in circumstances that indicate that the carrying value of a property may not be recoverable based on an estimate of undiscounted future cash flows. No impairment charges were recognized during the year ended December 31, 2025.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Receivable from tenants	$7,361	$5,160
Receivable from non-tenants (1)	2,939	7,094
Straight-line rent receivable	87,555	72,335
Total	$97,855	$84,589

(1) Receivable from non-tenants at December 31, 2024 includes a $5.9 million payment to the City of Kansas City, Missouri (the City) that was made under protest related to an assessment of tax years ending December 31, 2018 through 2022. The payment was made during the year ended December 31, 2024 and included the City's assessment of additional tax, penalties and interest. The City denied the Company’s necessary deduction for dividends paid for each of these years. During the year ended December 31, 2025, the Company and the City agreed to an alternative methodology for apportionment of taxes and as a result, the Company recognized $0.3 million of expense related to these prior periods and received a refund of $5.6 million from the City.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
7. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of December 31, 2025, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2025 and 2024 consists of the following (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	Year of Origination	Interest Rate	Maturity Date	Periodic Payment Terms	Outstanding principal amount of mortgage at December 31, 2025	Carrying amount as of December 31,		Unfunded commitments
Description						2025	2024	December 31, 2025
Attraction property Powells Point, North Carolina	2019	7.48%	6/30/2026	Interest only	$29,378	$28,992	$29,173	$—
Eat & play property Eugene, Oregon	2019	10.50%	12/31/2028	Interest only	10,750	10,417	10,417	—
Fitness & wellness property Merriam, Kansas	2019	8.15%	7/31/2029	Interest only	9,090	9,201	9,238	—
Fitness & wellness property Omaha, Nebraska	2017	9.50%	6/30/2030	Interest only	10,905	10,957	10,996	—
Fitness & wellness property Omaha, Nebraska	2016	9.50%	6/30/2030	Interest only	10,539	10,676	10,659	—
Experiential lodging property Nashville, Tennessee	2019	7.69%	9/30/2031	Interest only	70,000	70,293	71,041	—
Ski property Girdwood, Alaska	2019	8.80%	7/31/2032	Interest only	82,000	80,398	79,742	—
Fitness & wellness properties Colorado and California (1)	2022	7.15%	1/10/2033	Interest only	46,120	46,046	64,275	—
Eat & play property Austin, Texas	2012	11.31%	6/1/2033	Principal & Interest-fully amortizing	8,330	8,330	9,083	—
Eat & play property Dallas, Texas	2023	10.25%	11/26/2033	Interest only	6,449	—	6,163	—
Experiential lodging property Breaux Bridge, Louisiana (2)	2022	7.25%	3/8/2034	Interest only	—	—	1,000	—
Fitness & wellness property Glenwood Springs, Colorado	2024	8.38%	8/16/2034	Interest only	73,670	72,683	51,892	2,580
Ski property West Dover and Wilmington, Vermont	2007	12.69%	12/1/2034	Interest only	51,050	51,708	51,049	—
Four ski properties Ohio and Pennsylvania	2007	11.75%	12/1/2034	Interest only	37,562	37,439	37,430	—
Ski property Chesterland, Ohio	2012	12.26%	12/1/2034	Interest only	4,550	4,410	4,394	—
Fitness & wellness property Acworth, Georgia	2025	8.65%	6/1/2035	Interest only	5,923	5,963	—	—
Ski property Hunter, New York	2016	9.35%	1/5/2036	Interest only	21,000	21,000	21,000	—
Eat & play property Midvale, Utah	2015	10.25%	5/31/2036	Interest only	17,505	17,505	17,505	—
Eat & play property West Chester, Ohio	2015	9.75%	8/1/2036	Interest only	18,068	18,067	18,068	—
Fitness & wellness property Fort Collins, Colorado	2018	8.00%	1/31/2038	Interest only	10,292	9,891	9,896	—
Early childhood education center Lake Mary, Florida (3)	2019	8.35%	5/9/2039	Interest only	—	—	4,412	—
Early childhood education center Lithia, Florida (3)	2017	9.11%	10/31/2039	Interest only	—	—	4,103	—
Attraction property Frankenmuth, Michigan	2022	8.25%	10/14/2042	Interest only	69,139	68,485	67,966	—
Fitness & wellness properties Massachusetts and New York	2023	8.45%	1/10/2044	Interest only	77,000	76,589	76,294	45,500
Fitness & wellness property Manitoba, Canada	2025	7.75%	9/25/2055	Interest only	20,356	20,204	—	—
Total					$689,676	$679,254	$665,796	$48,080

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

(1) During the year ended December 31, 2025, the Company received $18.4 million in net proceeds representing partial prepayment on one mortgage note receivable relating to the sale of one of the five fitness & wellness properties that secures the note.

(2) During the year ended December 31, 2024, the Company decided to exit its unconsolidated equity investment in an operating RV property located in Breaux Bridge, Louisiana. The Company had previously provided an $11.3 million subordinated mortgage note receivable to the unconsolidated real estate joint venture holding the property. During the year ended December 31, 2024, the Company recorded an allowance for credit loss totaling $10.3 million for this mortgage note receivable. On February 4, 2025, the Company received $1.0 million in exchange for the sale of its remaining subordinated mortgage note receivable and, accordingly, reduced the allowance for credit loss by the $10.3 million of principal that was forgiven.

(3) During the year ended December 31, 2025, the Company received $8.1 million in net proceeds representing prepayment in full on two mortgage note receivables that were secured by two early childhood education center properties in Florida.

At December 31, 2025, two of the Company's mortgage notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of December 31, 2025 on the mortgage notes receivable. During the year ended December 31, 2025, the Company recorded an allowance for credit loss totaling $6.4 million for one of these mortgage notes, which represents the outstanding principal balance of the note as of December 31, 2025. The other collateral-dependent mortgage note receivable has a carrying amount at December 31, 2025 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. Income from these borrowers is recognized on a cash basis. During the years ended December 31, 2025 and 2024, the Company received cash basis interest payments of $1.2 million and $1.1 million, respectively, from these mortgage note receivable borrowers.

Investment in notes receivable, including related accrued interest receivable, was $2.7 million and $3.3 million at December 31, 2025 and 2024, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

At December 31, 2025, one of the Company's notes receivable is considered collateral-dependent. The Company assessed the fair value of the collateral as of December 31, 2025 on the note receivable. The note receivable is fully reserved with an allowance for credit loss totaling $6.0 million, which represents the outstanding principal balance of the note as of December 31, 2025. At December 31, 2025, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.0 million, which is fully reserved in the allowance for credit losses at December 31, 2025. The Company's income received from this borrower is recognized on a cash basis. During the years ended December 31, 2025 and 2024, the Company received cash basis interest payments of $0.6 million and $0.7 million, respectively, from this borrower. During the years ended December 31, 2025 and 2024, the Company received principal payments totaling $0.8 million for each period from this borrower. Additionally, during the year ended December 31, 2025, the Company wrote-off $1.9 million of principal for a note receivable that was fully reserved.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the years ended December 31, 2025 and 2024 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2023	$3,656	$1,072	$9,687	$—	$14,415
Provision (benefit) for credit losses, net	13,455	(332)	(876)	—	12,247
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2024	$17,111	$740	$8,811	$—	$26,662
Provision (benefit) for credit losses, net	9,238	71	(832)	—	8,477
Charge-offs	(10,420)	—	(1,916)	—	(12,336)
Recoveries	—	—	—	—	—
Allowance for credit losses at December 31, 2025	$15,929	$811	$6,063	$—	$22,803
8. Debt

Debt at December 31, 2025 and 2024 consists of the following (in thousands):

	2025	2024
Senior unsecured notes payable, 4.50%, paid in full on April 1, 2025 (1)	$—	$300,000
Senior unsecured notes payable, 4.56%, due August 22, 2026 (2)	179,597	179,597
Senior unsecured notes payable, 4.75%, due December 15, 2026 (3)	450,000	450,000
Senior unsecured notes payable, 4.50%, due June 1, 2027 (3)	450,000	450,000
Senior unsecured notes payable, 4.95%, due April 15, 2028 (3)	400,000	400,000
Unsecured revolving variable rate credit facility, SOFR + 1.05%, due October 2, 2028 (4)	—	175,000
Senior unsecured notes payable, 3.75%, due August 15, 2029 (3)	500,000	500,000
Senior unsecured notes payable, 4.75%, due November 15, 2030 (3) (5)	550,000	—
Senior unsecured notes payable, 3.60%, due November 15, 2031 (3)	400,000	400,000
Bonds payable, variable rate, fixed at 2.53% through September 30, 2026, due August 1, 2047 (6)	24,995	24,995
Less: deferred financing costs, net	(25,181)	(19,134)
Total	$2,929,411	$2,860,458

(1) Upon maturity, on April 1, 2025, the Company repaid in full $300.0 million of senior unsecured notes using borrowings under its $1.0 billion senior unsecured revolving credit facility.

(2) The amended Note Purchase Agreement, which governs the private placement notes, contains certain financial and other covenants that generally conform to the Company's unsecured revolving credit facility.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(4) At December 31, 2025, the Company had no balance outstanding under its $1.0 billion unsecured revolving credit facility. On September 19, 2024, the Company entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the Amended Credit Agreement) providing for a new amended and restated senior unsecured revolving credit facility. The Amended Credit Agreement amended, restated and replaced the Company's prior senior unsecured revolving credit facility provided under the Third Amended, Restated and Consolidated Credit Agreement. The amendments to the prior facility, among other things: (i) extended the maturity date of the revolving credit facility; (ii) generally reduced the interest rate payable on outstanding loans; (iii) eliminated the tangible net worth covenant; (iv) modified the secured debt to total assets financial covenant to permit increased secured debt if the Company so elects; and (v) modified and simplified the capitalization rates used to value assets under the facility. On September 22, 2025, the Company entered into amendment number one to the Amended Credit Agreement to remove the SOFR index adjustment with respect to loans denominated in USD.

The Amended Credit Agreement provides for an initial maximum principal amount of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The new credit facility contains an "accordion" feature under which the Company may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The new credit facility matures on October 2, 2028. The Company has two options to extend the maturity date of the new credit facility by an additional six months each (for a total of 12 months), subject to applicable fees and the absence of any default. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.05% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 4.71% at December 31, 2025. Additionally, the facility fee on the revolving credit facility is 0.25%.

In connection with entering into the Amended Credit Agreement, the Company incurred $9.0 million in fees that were capitalized in deferred financing costs and amortized as part of the effective yield. These fees are included in "Other assets" in the accompanying consolidated balance sheet as of December 31, 2025 and 2024. During the year ended December 31, 2024, the Company also recorded a non-cash write-off of deferred financing costs (net of accumulated amortization), totaling $0.3 million to "Costs associated with loan refinancing or payoff" in connection with entering into the Amended Credit Agreement.

The facility contains financial covenants or restrictions that limit the Company's level of consolidated debt, secured debt, investment levels outside certain categories and dividend distribution and require the Company to meet certain coverage levels for fixed charges and debt service.

(5) On November 3, 2025, the Company issued $550.0 million in aggregate principal amount of senior notes due November 15, 2030, pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.75%. Interest is payable on May 15 and November 15 of each year beginning on May 15, 2026 until the stated maturity date of November 15, 2030. The notes were issued at 98.8% of their face value and are unsecured. Net proceeds from the note offering were used to pay down the Company's unsecured revolving credit facility.

(6) The bonds have a variable interest rate that was approximately 3.95% at December 31, 2025. See Note 9 for further details on the Company's interest rate swap agreement related to the Company's variable rate secured bonds.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance and certain cross-default provisions. The Company was in compliance with all financial covenants under the Company's consolidated debt instruments at December 31, 2025.

During the year ended December 31, 2024, the Company's unconsolidated joint ventures holding its equity investments in two experiential lodging properties located in St. Pete Beach, Florida, were severely damaged by two hurricanes and the Company fully wrote-off its equity investments in these properties. The Company is working in good faith with its joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward in which the Company expects to result in the eventual removal of the unconsolidated equity investments in these experiential lodging properties and the related non-recourse debt from its portfolio, although there can be no assurances as to the outcome of those discussions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The Company has equity investments in two unconsolidated real estate joint ventures that together hold the real estate and operations of an experiential lodging property located in Warrens, Wisconsin. The joint venture that holds the real estate has a secured non-recourse mortgage loan of $23.3 million at December 31, 2025. The maturity date of this mortgage loan is September 15, 2031 and it bears interest at an annual fixed rate of 4.00% with monthly principal and interest payments required.

The Company also has equity investments in two unconsolidated real estate joint ventures that together hold the real estate and operations of an experiential lodging property located in Harrisville, Pennsylvania. The joint venture that holds the real estate has a secured non-recourse senior mortgage loan of $22.3 million outstanding at December 31, 2025. The maturity date of this mortgage loan is November 1, 2029 and it bears interest at an annual fixed rate of 6.38% with monthly interest payments required. The Company has guaranteed $10.0 million in principal on the secured mortgage loan, and, upon completion of construction and achieving a specified debt service coverage ratio, the principal guarantee will be reduced to $5.0 million. The guarantee will be removed completely upon achievement of specified debt service coverage for three consecutive calculation periods.

Principal payments due on long-term debt obligations subsequent to December 31, 2025 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2026	$629,597
2027	450,000
2028	400,000
2029	500,000
2030	550,000
Thereafter	424,995
Less: deferred financing costs, net	(25,181)
Total	$2,929,411

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Interest on loans	$126,852	$125,261	$122,968
Amortization of deferred financing costs	8,808	8,844	8,637
Credit facility and letter of credit fees	2,641	2,664	2,676
Interest cost capitalized	(3,864)	(3,468)	(3,566)
Interest income	(1,358)	(2,491)	(5,857)
Interest expense, net	$133,079	$130,810	$124,858

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $0.3 million and $2.2 million at December 31, 2025 and 2024, respectively. The Company had derivative liabilities of $6.9 million and $0.03 million at December 31, 2025 and 2024, respectively. The Company has neither posted nor received collateral with its derivative counterparties as of December 31, 2025 and 2024. See Note 10 for disclosures relating to the fair value of the derivative instruments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps as its interest rate risk management strategy for certain variable rate debt. Interest rate swaps designated as cash flow hedges involve the receipt or payment of variable-rate amounts from a counterparty, which results in the Company recording net interest expense that is fixed over the life of the agreements without exchange of the underlying notional amount.

At December 31, 2025, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of December 31, 2025 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2025, the Company estimates that during the year ended December 31, 2026, $74 thousand of losses will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of December 31, 2025, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of December 31, 2025, the Company estimates that during the year ended December 31, 2026, $101 thousand of gains will be reclassified from AOCI to other income.

Fair Value Hedges of Foreign Exchange Risk
During the year ended December 31, 2025, the Company entered into a CAD denominated mortgage note receivable secured by a fitness & wellness property in Winnipeg, Canada. The Company uses cross-currency swaps designated as a fair value hedge to mitigate foreign currency risk associated with fluctuations in the USD-CAD spot rate associated with the principal remeasurement of this mortgage note. The Company entered into a cross-currency

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
swap with an interim and final notional exchange of $27.9 million CAD and $20.0 million USD at a spot rate of $1.392 CAD per USD to fund the principal amount of the mortgage note receivable and monthly exchanges as noted below.

As of December 31, 2025, the Company had the following cross-currency swap designated as a fair value hedge:

Interim settlement exchange rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
1.25 CAD per USD	$27.9	$2.2	October 1, 2030

The change in fair value of the foreign currency derivative designated and qualifying as a fair value hedge of foreign exchange risk is recorded at fair value each period on the Company's consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency gain (loss). The foreign currency gain (loss) is included in "Other income" or "Other expense," as applicable, on the Company's consolidated statements of income and comprehensive income, which will offset the earnings impact of the foreign currency changes in the underlying transaction being hedged. The initial value of the component excluded from the assessment of effectiveness is recorded in AOCI and reclassified into earnings over the life of the hedging instrument. As of December 31, 2025, the Company estimates that during the year ended December 31, 2026, $143 thousand of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of December 31, 2025, the Company had the following foreign currency forwards designated as net investment hedges:

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2025, 2024 and 2023:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
(Dollars in thousands)

	Year Ended December 31,
Description	2025	2024	2023
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	$(19)	$305	$(91)
Amount of Income Reclassified from AOCI into Earnings (1)	105	697	648
Cross Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(814)	2,099	(260)
Amount of Income Reclassified from AOCI into Earnings (2)	558	1,008	880
Fair Value Hedges
Cross Currency Swaps
Amount of Gain Recognized in AOCI on Derivative (3)	110	—	—
Amount of Gain Recognized in Earnings (2)(3)	48	—	—
Net Investment Hedges
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative	(6,651)	15,285	(3,573)
Total
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(7,374)	$17,689	$(3,924)
Amount of Income Reclassified from AOCI into Earnings	663	1,705	1,528
Amount of Gain Recognized in Earnings	48	—	—

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$133,079	$130,810	$124,858
Other income in accompanying consolidated statements of income and comprehensive income	$45,592	$57,071	$45,947
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

As of December 31, 2025, the fair value of the Company's derivatives in a liability position related to these agreements was $6.9 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, which after considering the right of offset, was $6.9 million at December 31, 2025. As of December 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2025 and 2024
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2025:
Cross Currency Swaps (1)	$—	$101	$—	$101
Cross Currency Swaps (2)	—	(252)	—	(252)
Currency Forward Agreements (2)	—	(6,677)	—	(6,677)
Interest Rate Swap Agreements (1)	—	194	—	194
2024:
Cross Currency Swaps (1)	$—	$1,475	$—	$1,475
Currency Forward Agreements (2)	—	(26)	—	(26)
Interest Rate Swap Agreements (1)	—	677	—	677
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2025 and 2024
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2025:
Mortgage notes and related accrued interest receivable (1)	$—	$—	$—	$—
2024:
Real estate investments, net (2)	$—	$39,440	$6,500	$45,940
Mortgage notes and related accrued interest receivable (3)	—	—	1,000	1,000
Investment in joint ventures (4)	—	—	—	—
(1) As further discussed in Note 7, during the year ended December 31, 2025, the Company recorded an allowance for credit loss totaling $6.4 million related to one mortgage note receivable to fully reserve the outstanding principal balance as a result of changes in the borrower's financial status. Management valued the mortgage note receivable based on the fair value of the underlying collateral, which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower and was classified within Level 3 of the fair value hierarchy.

(2) As further discussed in Note 5, during the year ended December 31, 2024, the Company recorded impairment charges of $51.8 million related to real estate investments, net, on five theatre properties. Management estimated the fair value of these investments taking into account various factors, including purchase offers, independent appraisals, shortened hold periods and market conditions. The Company determined, based on the inputs, that its valuation of four of these properties with purchase offers were classified as Level 2 of the fair value hierarchy and were measured at fair value. One property was measured at fair value using an independent appraisal, which used a

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
discounted cash flow model. The significant inputs and assumptions used in the real estate appraisal included land valued at approximately $475 thousand per acre less demolition costs of approximately $13.91 per square foot of building. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

(3) As further discussed in Note 7, during the year ended December 31, 2024, the Company recorded an allowance for credit loss totaling $10.3 million related to one mortgage note receivable to reserve the outstanding principal balance as a result of changes in the borrower's financial status. Management valued the mortgage note receivable based on the fair value of the underlying collateral, which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower and was classified within Level 3 of the fair value hierarchy.

(4) During the year ended December 31, 2024, the Company recorded impairment charges of $28.2 million related to its investment in two unconsolidated real estate joint ventures that own two experiential lodging properties located in St. Pete Beach, Florida and two unconsolidated real estate joint ventures that own an experiential lodging property located in Breaux Bridge, Louisiana. Management estimated the fair value of these investments, taking into account various factors including implied asset value changes based on discounted cash flow projections and current market conditions. The Company determined, based on the inputs, that its valuation of investment in joint ventures was classified within Level 3 of the fair value hierarchy as many of the assumptions were not observable.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2025 and 2024:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2025, the Company had a carrying value of $679.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.97%. The fixed rate mortgage notes bear interest at rates of 7.15% to 12.69%. Discounting the future cash flows for fixed rate mortgage notes receivable using estimated market rates of 7.00% to 10.50%, management estimates the fair value of the fixed rate mortgage notes receivable to be $728.0 million with an estimated weighted average market rate of 7.91% at December 31, 2025.

At December 31, 2024, the Company had a carrying value of $665.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.88%. The fixed rate mortgage notes bear interest at rates of 7.15% to 12.50%. Discounting the future cash flows for fixed rate mortgage notes receivable using estimated market rates of 7.45% to 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be $701.7 million with an estimated weighted average market rate of 8.08% at December 31, 2024.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2025, the Company had a carrying value of $25.0 million in variable rate debt outstanding with an interest rate of approximately 3.95%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2025.

At December 31, 2024, the Company had a carrying value of $200.0 million in variable rate debt outstanding with an interest rate of approximately 5.34%. The carrying value of the variable rate debt outstanding approximates the fair value at December 31, 2024.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
At both December 31, 2025 and 2024, the $25.0 million of variable rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 9 for additional information related to the Company's interest rate swap agreement.

At December 31, 2025, the Company had a carrying value of $2.93 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.40%. Discounting the future cash flows for fixed rate debt using December 31, 2025 market rates of 3.54% to 5.12%, management estimates the fair value of the fixed rate debt to be approximately $2.85 billion with an estimated weighted average market rate of 4.61% at December 31, 2025.

At December 31, 2024, the Company had a carrying value of $2.68 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 4.34%. Discounting the future cash flows for fixed rate debt using December 31, 2024 market rates of 5.22% to 5.83%, management estimates the fair value of the fixed rate debt to be approximately $2.57 billion with an estimated weighted average market rate of 5.53% at December 31, 2024.

11. Common and Preferred Shares

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

On December 5, 2025, in connection with the commencement of an “at-the-market” offering program (ATM Program), the Company entered into an equity distribution agreement with certain institutional investment banks pursuant to which the Company may issue common shares having an aggregate sales price of up to $400.0 million on the open market or in privately negotiated transactions deemed to be “at-the-market” offerings under SEC rules, with the banks acting as (i) sales agents (or principals when purchasing shares directly for their own account) or (ii) forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. If the Company issues any shares under the ATM Program or enters into a forward sale agreement, the applicable sales agent or forward seller may receive commissions of up to 2.0% of the gross sales price of the shares sold.

The use of forward sales agreements allows the Company to lock in a share price on the sale of shares at the time the forward sale agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. If the Company enters into a forward sale agreement, it expects to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser. Until settlement of the forward sale agreements, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common shares is higher than the average forward sales price.

As of December 31, 2025, the Company had not issued any common shares or entered into any forward sale agreement, and $400.0 million remained available for sale under the ATM Program. Future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
shares and the Company’s capital needs. The Company has no obligation to sell any shares available for sale under the ATM Program.

Common Shares
The Company's Board declared cash dividends totaling $3.52 and $3.40 per common share for the years ended December 31, 2025 and 2024, respectively.

Of the total distributions calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per common share for the years ended December 31, 2025 and 2024 are as follows:

	Cash Distributions Per Share
	2025	2024
Taxable ordinary income (1)	$2.8070	$2.5101
Return of capital	0.7030	0.8799
Long-term capital gain	—	—
Totals	$3.5100	$3.3900
(1) Amounts qualify in their entirety as 199A distributions.

During the years ended December 31, 2025 and 2024, the Company issued an aggregate of 25,758 and 26,878 common shares under its DSP Plan for net proceeds of $1.3 million and $1.2 million, respectively.

Series C Convertible Preferred Shares
The Company has 5.4 million outstanding 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2025, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4378 common shares per Series C preferred share, which is equivalent to a conversion price of $57.10 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceed a quarterly threshold of $0.6875.

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

The Company's Board declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2025 and 2024. There were non-cash distributions associated with conversion adjustments of $0.3459 and $0.2769 per Series C preferred share for the years ended December 31, 2025 and 2024, respectively. The conversion adjustment provision entitles the shareholders of the Series C preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid and non-cash deemed distributions per Series C preferred share for the years ended December 31, 2025 and 2024 are as follows:

	Cash Distributions per Share
	2025	2024
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

	Non-cash Distributions per Share
	2025	2024
Taxable ordinary income (2)	$0.0264	$—
Return of capital	0.3195	0.2769
Long-term capital gain	—	—
Totals	$0.3459	$0.2769
(2) For the year ended December 31, 2025, amounts qualify in their entirety as 199A distributions. For the year ended December 31, 2024, no amounts qualify as 199A distributions.

Series E Convertible Preferred Shares
The Company has 3.4 million outstanding 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2025, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4845 common shares per Series E preferred share, which is equivalent to a conversion price of $51.60 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Company's Board declared cash dividends totaling $2.25 per Series E preferred share for each of the years ended December 31, 2025 and 2024. There were no non-cash distributions associated with conversion adjustments per Series E preferred share for both years ended December 31, 2025 and 2024. The conversion adjustment

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
provision entitles the shareholders of the Series E preferred shares, upon certain quarterly common share dividend thresholds being met, to receive additional common shares of the Company upon a conversion of the preferred shares into common shares. The increase in common shares to be received upon a conversion is a deemed distribution for federal income tax purposes.

For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series E preferred share for the years ended December 31, 2025 and 2024 are as follows:

	Cash Distributions per Share
	2025	2024
Taxable ordinary income (1)	$2.2500	$2.2500
Return of capital	—	—
Long-term capital gain	—	—
Totals	$2.2500	$2.2500
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

The Company's Board declared cash dividends totaling $1.4375 per Series G preferred share for each of the years ended December 31, 2025 and 2024. For tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash distributions paid per Series G preferred share for the years ended December 31, 2025 and 2024 are as follows:

	Cash Distributions per Share
	2025	2024
Taxable ordinary income (1)	$1.4375	$1.4375
Return of capital	—	—
Long-term capital gain	—	—
Totals	$1.4375	$1.4375
(1) Amounts qualify in their entirety as 199A distributions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
12. Earnings Per Share

The following table summarizes the Company’s computations of basic and diluted earnings per share (EPS) for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands except per share information):

	Year Ended December 31, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$274,936
Less: preferred dividend requirements	(24,144)
Net income available to common shareholders	$250,792	76,040	$3.30
Diluted EPS:
Net income available to common shareholders	$250,792	76,040
Effect of dilutive securities:
Share options and performance share units	—	455
Net income available to common shareholders	$250,792	76,495	$3.28

	Year Ended December 31, 2024
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$146,066
Less: preferred dividend requirements	(24,144)
Net income available to common shareholders	$121,922	75,636	$1.61
Diluted EPS:
Net income available to common shareholders	$121,922	75,636
Effect of dilutive securities:
Share options and performance share units	—	363
Net income available to common shareholders	$121,922	75,999	$1.60

	Year Ended December 31, 2023
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$173,046
Less: preferred dividend requirements	(24,145)
Net income available to common shareholders	$148,901	75,260	$1.98
Diluted EPS:
Net income available to common shareholders	$148,901	75,260
Effect of dilutive securities:
Share options and performance share units	—	455
Net income available to common shareholders	$148,901	75,715	$1.97

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for each of the years ended December 31, 2025, 2024 and 2023.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for each of the years ended December 31, 2025, 2024 and 2023.
•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for the year ended December 31, 2025.
•Outstanding options to purchase 57 thousand and 81 thousand common shares at per share prices ranging from $44.44 to $76.63 for the years ended December 31, 2024 and 2023, respectively.
•The effect of 116 thousand contingently issuable performance share units granted during 2024 for the year ended December 31, 2024.

13. Retirement of Executives

During the year ended December 31, 2025, the Company's Executive Vice President and Chief Investment Officer, Greg Zimmerman, notified the Company of his intention to retire from his position in the first quarter of 2026. On February 23, 2026, he notified the Company that his retirement will be effective March 2, 2026. The role of Executive Vice President and Chief Investment Officer will be assumed by Ben Fox, who joined the Company in August of 2025. For the year ended December 31, 2025, the Company recorded retirement and severance expense related to Mr. Zimmerman's expected retirement totaling $3.0 million, which included cash payments totaling $0.8 million and accelerated vesting of nonvested shares totaling $2.2 million.

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

14. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of restricted common shares, restricted share units, performance share units or other share-based awards. On May 6, 2025, the Company amended the 2016 Equity Incentive Plan by shareholder vote to increase the maximum number of authorized shares issuable under the plan from 3,950,000 to 5,950,000 shares. Additionally, the 2020 Long Term Incentive Plan (2020 LTIP) is a sub-plan under the Company's 2016 Equity Incentive Plan. Under the 2020 LTIP, the Company awards performance share units and restricted shares to the Company's executive officers. At December 31, 2025, there were 2,295,262 shares available for grant under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2024	614,614	$42.79
Granted	301,096	50.38
Vested	(266,832)	43.43
Outstanding at December 31, 2025	648,878	$46.05	0.77

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $11.8 million, $13.7 million, and $8.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $7.8 million, $6.9 million and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Expense related to nonvested shares and included in "Retirement and severance expense" in the accompanying consolidated statements of income and comprehensive income was $1.0 million, $0.7 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, unamortized share-based compensation expense related to nonvested shares was $11.0 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2026	$5,701
2027	3,713
2028	1,586
Total	$11,000

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)	Weighted avg. life remaining
Outstanding at December 31, 2024	326,469	$59.44
Granted	113,833	66.45
Vested (2)	(98,610)	72.63
Outstanding at December 31, 2025	341,692	$57.97	1.00

(1) The grant date fair value was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of the Company's future share price over the three-year performance period for performance share units based on the Company's Total Shareholder Return (TSR) performance further described below and (ii) the Company's grant date fair value for performance share units based on the Company's Compounded Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period.

(2) The achievement of the performance conditions for the performance share units granted during the year ended December 31, 2022 resulted in a performance payout percentage of 200% for both the Company's TSR relative to the TSRs of the Company's peer group companies and the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index, and a payout percentage of 200% for the Company's CAGR in AFFO per share over the three-year performance period. The achievement of the performance conditions and the above payout percentages resulted in the issuance of 197,220 common shares and 51,612 common shares from dividend equivalents. The fair value of the performance share units and dividend equivalents that vested was $12.3 million.

The number of common shares issuable upon settlement of the performance share units granted during the years ended December 31, 2025, 2024 and 2023 will be based upon the Company's achievement level relative to the following performance measures over a three-year performance period ending December 31, 2027, 2026 and 2025, respectively. The Company's achievement level relative to the performance measures is assigned a specific payout percentage which is multiplied by the target number of performance share units.

Granted during the years ended December 31,	TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
2023	50.0%	25.0%	25.0%
2024	52.2%	26.1%	21.7%
2025	52.2%	26.1%	21.7%

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $6.3 million, $4.1 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2027, 2026 and 2025 for performance share units granted in 2025, 2024 and 2023, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the years ended December 31, 2025, 2024 and 2023, respectively: risk-free interest rate of 4.2%, 4.5% and 4.4%, volatility factors in the expected market price of the Company's common shares of 25%, 30% and 52% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2025, achievement of the performance condition was deemed probable for the performance share units granted during the year ended December 31, 2025 with an expected payout percentage of 157%, which resulted in a grant date fair value of approximately $1.9 million. Achievement of the performance condition for the performance share units granted during the years ended December 31, 2024 and 2023 was deemed not probable at December 31, 2025.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.3 million, $5.4 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Expense related to performance share units and included in "Retirement and severance expense" in the accompanying consolidated statements of income and comprehensive income was $1.2 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, unamortized share-based compensation expense related to nonvested performance share units was $6.1 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2026	$3,832
2027	2,304
Total	$6,136

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2024	45,410	$40.69
Granted	43,635	55.71
Vested	(46,974)	40.92
Outstanding at December 31, 2025	42,071	$56.01	0.42
The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-associate Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $2.2 million, $1.8 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, unamortized share-based compensation expense related to restricted share units was $982 thousand, which will be recognized in 2026.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
15. Operating Leases

The Company’s real estate investments are leased under operating leases with remaining terms ranging from one year to 26 years.

The following table summarizes the future minimum rentals on the Company's lessor and sublessor arrangements at December 31, 2025 (in thousands):

	December 31, 2025
	Operating leases	Sub-lessor operating ground leases
	Amount (1)	Amount (1)	Total
Year:
2026	$536,699	$27,299	$563,998
2027	523,736	27,240	550,976
2028	515,440	26,407	541,847
2029	511,162	24,848	536,010
2030	489,460	20,217	509,677
Thereafter	3,040,769	140,436	3,181,205
Total	$5,617,266	$266,447	$5,883,713
(1) Included in rental revenue.

In addition to its lessor arrangements on its real estate investments, as of December 31, 2025 and 2024, the Company was lessee in 50 and 51 operating ground leases, respectively, as well as lessee in an operating lease of its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of December 31, 2025, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event the tenant fails to pay the ground lease rent or if the property does not have sub-tenants, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property. As of December 31, 2025, the ground lease arrangements have remaining terms ranging from eight months to 17 years. Most of these leases include one or more options to renew. The Company assesses these options using a threshold of reasonably certain, which also includes an assessment of the term of the Company's tenants' leases. For leases where renewal is reasonably certain, those option periods are included within the lease term and also the measurement of the operating lease right-of-use asset and liability. The ground lease arrangements do not contain any residual value guarantees or any material restrictions. As of December 31, 2025, the Company does not have any leases that have not commenced but that create significant rights and obligations.

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

During the year ended December 31, 2025, the Company exercised an early termination option of a ground lease on an eat & play property. As a result, the Company recognized a gain of $3.4 million due to the reassessment of the lease term and the corresponding remeasurement of the lease liability and right-of-use asset, which is recorded in "Gain (loss) on sale of real estate and early ground lease termination" in the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2025.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

The following table summarizes the future minimum lease payments under the ground lease obligations and the office lease at December 31, 2025, excluding contingent rent due under leases where the ground lease payment, or a portion thereof, is based on the level of the tenant's sales (in thousands):

	December 31, 2025
	Ground Leases (1)	Office lease (2) (3)
Year:
2026	$28,871	$717
2027	28,011	—
2028	27,110	—
2029	25,552	—
2030	20,901	—
Thereafter	153,854	—
Total lease payments	$284,299	$717
Less: imputed interest	80,252	17
Present value of lease liabilities	$204,047	$700
(1) Included in property operating expense.
(2) Included in general and administrative expense.
(3) Subsequent to December 31, 2025, the Company signed a new office lease for a term of 10.5 years for approximately 41,525 square feet of office space. The lease is expected to commence on January 1, 2027 with an initial annual rent payment of approximately $1.0 million.

The following table summarizes the carrying amounts of the operating lease right-of-use assets and liabilities as of December 31, 2025 and 2024 (in thousands):

		As of December 31,
	Classification	2025	2024
Assets:
Operating ground lease assets	Operating lease right-of-use assets	$170,101	$171,885
Office lease asset	Operating lease right-of-use assets	654	1,479
Total operating lease right-of-use assets		$170,755	$173,364
Sub-lessor straight-line rent receivable	Accounts receivable	17,490	17,527
Total leased assets		$188,245	$190,891
Liabilities:
Operating ground lease liabilities	Operating lease liabilities	$204,047	$210,814
Office lease liability	Operating lease liabilities	700	1,586
Total lease liabilities		$204,747	$212,400

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

		Year ended December 31,
	Classification	2025	2024	2023
Rental revenue
Operating leases	Rental revenue	$582,017	$559,079	$588,751
Sublease income - operating ground leases	Rental revenue	26,588	26,088	27,388
Lease costs
Operating ground lease cost	Property operating expense	$26,722	$26,277	$26,290
Operating office lease cost	General and administrative expense	896	896	896

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for arrangements where the Company is the lessee as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted-average remaining lease term in years
Operating ground leases	11.7	14.1
Operating office lease	0.8	1.8
Weighted-average discount rate
Operating ground leases	5.49%	5.40%
Operating office lease	6.04%	6.04%

16. Other Commitments and Contingencies

As of December 31, 2025, the Company had 14 development projects with commitments to fund an aggregate of approximately $53.7 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed or progressing in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at predetermined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes and notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of specified events outside of its direct control. As of December 31, 2025, the Company had two mortgage notes with commitments totaling approximately $48.1 million. If commitments are funded in the future, the Company will charge interest at rates consistent with the existing investments.

17. Segment Information

The Company groups its investments into two reportable segments: Experiential and Education.

The financial information summarized below is presented by reportable segment (in thousands):

Balance Sheet Data:
	As of December 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,241,639	$363,430	$94,693	$5,699,762

	As of December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,171,845	$409,801	$34,861	$5,616,507

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Operating Data:
	For the Year Ended December 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$571,147	$37,458	$—	$608,605
Other income	45,231	—	361	45,592
Mortgage and other financing income	63,869	291	—	64,160
Total revenue	680,247	37,749	361	718,357
Property operating expense	58,280	17	875	59,172
Other expense	45,756	—	—	45,756
Total investment expenses	104,036	17	875	104,928
Net operating income (loss) - before unallocated items	576,211	37,732	(514)	613,429

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(55,830)
Retirement and severance expense				(2,995)
Transaction costs				(2,199)
(Provision) benefit for credit losses, net				(8,477)
Depreciation and amortization				(169,160)
Gain on sale of real estate and early ground lease termination				39,533
Interest expense, net				(133,079)
Equity in loss from joint ventures				(3,790)
Income tax expense				(2,496)
Net income				274,936
Preferred dividend requirements				(24,144)
Net income available to common shareholders of EPR Properties				$250,792

	For the Year Ended December 31, 2024
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$547,310	$37,857	$—	$585,167
Other income	56,297	100	674	57,071
Mortgage and other financing income	55,005	825	—	55,830
Total revenue	658,612	38,782	674	698,068
Property operating expense	57,616	573	957	59,146
Other expense	56,877	—	—	56,877
Total investment expenses	114,493	573	957	116,023
Net operating income (loss) - before unallocated items	544,119	38,209	(283)	582,045

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(50,096)
Severance expense				(1,836)
Transaction costs				(798)
(Provision) benefit for credit losses, net				(12,247)
Impairment charges				(51,764)
Depreciation and amortization				(165,733)
Gain on sale of real estate and early ground lease termination				16,101
Costs associated with loan refinancing or payoff				(337)
Interest expense, net				(130,810)
Equity in loss from joint ventures				(8,809)
Impairment charges on joint ventures				(28,217)
Income tax expense				(1,433)
Net income				146,066
Preferred dividend requirements				(24,144)
Net income available to common shareholders of EPR Properties				$121,922

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

	For the Year Ended December 31, 2023
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$577,715	$38,424	$—	$616,139
Other income	45,112	1	834	45,947
Mortgage and other financing income	42,717	865	—	43,582
Total revenue	665,544	39,290	834	705,668
Property operating expense	56,543	192	743	57,478
Other expense	44,774	—	—	44,774
Total investment expenses	101,317	192	743	102,252
Net operating income - before unallocated items	564,227	39,098	91	603,416

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(56,442)
Severance expense				(547)
Transaction costs				(1,554)
(Provision) benefit for credit losses, net				(878)
Impairment charges				(67,366)
Depreciation and amortization				(168,033)
Loss on sale of real estate and early ground lease termination				(2,197)
Interest expense, net				(124,858)
Equity in loss from joint ventures				(6,768)
Income tax expense				(1,727)
Net income				173,046
Preferred dividend requirements				(24,145)
Net income available to common shareholders of EPR Properties				$148,901

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements		Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Theatres
Sugar Land, TX	$—	$—	$19,100	$4,152	$—	$23,252	$23,252	$(14,816)	11/97	40 years
San Antonio, TX	—	3,006	13,662	8,455	3,006	22,117	25,123	(13,598)	11/97	40 years
Columbus, OH	—	—	12,685	1,133	—	13,818	13,818	(12,349)	11/97	28 years
San Diego, CA	—	—	16,028	—	—	16,028	16,028	(11,019)	11/97	40 years
Ontario, CA	—	5,521	19,449	7,130	5,521	26,579	32,100	(16,189)	11/97	40 years
Leawood, KS	—	3,714	12,086	4,110	3,714	16,196	19,910	(9,626)	11/97	40 years
Houston, TX	—	7,957	22,861	(1,455)	7,712	21,651	29,363	(15,135)	02/98	40 years
South Barrington, IL	—	6,577	27,723	4,618	6,577	32,341	38,918	(21,184)	03/98	40 years
Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(16,396)	04/98	40 years
Hampton, VA	—	3,822	24,678	4,510	3,822	29,188	33,010	(18,941)	06/98	40 years
Pompano Beach, FL	—	6,771	9,899	10,984	6,771	20,883	27,654	(20,666)	08/98	24 years
Raleigh, NC	—	2,919	5,559	3,492	2,919	9,051	11,970	(5,398)	08/98	40 years
Davie, FL	—	2,000	13,000	11,512	2,000	24,512	26,512	(15,565)	11/98	40 years
Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(9,450)	12/98	40 years
Boise, ID	—	—	16,003	3,205	—	19,208	19,208	(10,940)	12/98	40 years
Cary, NC	—	3,352	11,653	3,091	3,352	14,744	18,096	(8,807)	12/99	40 years
Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(9,805)	06/99	40 years
Metairie, LA	—	—	11,740	3,049	—	14,789	14,789	(7,980)	03/02	40 years
Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(8,831)	03/02	40 years
Hammond, LA	—	2,404	6,780	1,607	1,839	8,952	10,791	(4,520)	03/02	40 years
Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(4,040)	03/02	40 years
Harvey, LA	—	4,378	12,330	3,735	4,266	16,177	20,443	(8,589)	03/02	40 years
Greenville, SC	—	1,660	7,570	545	1,660	8,115	9,775	(4,669)	06/02	40 years
Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(13,949)	06/02	40 years
Olathe, KS	—	4,000	15,935	2,558	3,042	19,451	22,493	(12,229)	06/02	40 years
Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(10,259)	08/02	40 years
Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(12,808)	10/02	40 years
Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(4,611)	12/02	40 years
Macon, GA	—	1,982	5,056	1,462	1,982	6,518	8,500	(3,164)	03/03	40 years
Lawrence, KS	—	1,500	3,526	2,017	1,500	5,543	7,043	(2,690)	06/03	40 years
Columbia, SC	—	1,000	10,534	339	1,000	10,873	11,873	(5,334)	11/03	40 years
Phoenix, AZ	—	4,276	15,934	3,518	4,276	19,452	23,728	(9,811)	03/04	40 years
Mesa, AZ	—	4,446	16,565	3,263	4,446	19,828	24,274	(10,105)	03/04	40 years
Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(5,984)	07/04	40 years
Lafayette, LA	—	—	10,318	—	—	10,318	10,318	(6,603)	07/04	24 years
Hurst, TX	—	5,000	11,729	1,015	5,000	12,744	17,744	(6,734)	11/04	40 years
Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(4,804)	12/04	40 years
D'Iberville, MS	—	2,001	8,043	3,612	808	12,848	13,656	(6,155)	12/04	40 years
Wilmington, NC	—	1,650	7,047	3,033	1,650	10,080	11,730	(4,604)	02/05	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Chattanooga, TN	—	2,799	11,467	—	2,799	11,467	14,266	(5,972)	03/05	40 years
Conroe, TX	—	1,836	8,230	2,304	1,836	10,534	12,370	(4,787)	06/05	40 years
Indianapolis, IN	—	1,481	4,565	2,375	1,481	6,940	8,421	(3,097)	06/05	40 years
Hattiesburg, MS	—	1,978	7,733	4,720	1,978	12,453	14,431	(5,779)	09/05	40 years
Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	(1,913)	12/05	40 years
Auburn, CA	—	2,178	6,185	(65)	2,113	6,185	8,298	(3,105)	12/05	40 years
Fresno, CA	—	7,600	11,613	2,894	7,600	14,507	22,107	(9,356)	12/05	40 years
Modesto, CA	—	2,542	3,910	1,889	2,542	5,799	8,341	(2,543)	12/05	40 years
Columbia, MD	—	—	12,204	—	—	12,204	12,204	(6,026)	03/06	40 years
Garland, TX	—	8,028	14,825	—	8,028	14,825	22,853	(7,320)	03/06	40 years
Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(3,392)	04/06	40 years
Winston-Salem, NC	—	—	12,153	4,188	—	16,341	16,341	(8,014)	07/06	24 years
Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(7,154)	08/06	40 years
Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(7,172)	12/06	40 years
Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(5,462)	12/06	40 years
Panama City Beach, FL	—	6,486	11,156	2,704	6,486	13,860	20,346	(5,800)	05/07	40 years
Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(3,356)	08/07	40 years
Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(11,418)	11/07	20 years
Glendora, CA	—	—	10,588	—	—	10,588	10,588	(4,544)	10/08	40 years
Ypsilanti, MI	—	4,716	227	2,817	4,716	3,044	7,760	(840)	12/09	40 years
Manchester, CT	—	3,628	11,474	2,315	3,628	13,789	17,417	(5,107)	12/09	40 years
Davenport, IA	—	3,599	6,068	2,265	3,564	8,368	11,932	(3,025)	12/09	40 years
Fairfax, VA	—	2,630	11,791	2,000	2,630	13,791	16,421	(5,237)	12/09	40 years
Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(689)	12/09	40 years
Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(1,887)	12/09	40 years
Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(1,556)	12/09	40 years
North Haven, CT	—	5,442	1,061	2,000	3,458	5,045	8,503	(2,070)	12/09	40 years
Okolona, KY	—	5,379	3,311	2,000	5,379	5,311	10,690	(1,772)	12/09	40 years
Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(3,846)	12/09	40 years
Louisville, KY	—	4,979	6,567	(1,046)	3,933	6,567	10,500	(2,627)	12/09	40 years
Beavercreek, OH	—	1,578	6,630	1,700	1,578	8,330	9,908	(3,043)	12/09	40 years
West Springfield, MA	—	2,540	3,755	2,650	2,540	6,405	8,945	(2,095)	12/09	40 years
Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(910)	12/09	40 years
Pasadena, TX	—	2,951	10,684	1,759	2,951	12,443	15,394	(4,530)	06/10	40 years
Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(763)	06/10	40 years
Mishawaka, IN	—	2,399	5,454	1,383	2,399	6,837	9,236	(2,506)	06/10	40 years
Grand Prairie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(1,892)	06/10	40 years
Redding, CA	—	2,044	4,500	1,177	2,044	5,677	7,721	(2,005)	06/10	40 years
Pueblo, CO	—	2,238	5,162	1,265	2,238	6,427	8,665	(2,284)	06/10	40 years
Beaumont, TX	—	1,065	11,669	1,644	1,065	13,313	14,378	(4,939)	06/10	40 years
Pflugerville, TX	—	4,356	11,533	1,963	4,263	13,589	17,852	(4,984)	06/10	40 years
Houston, TX	—	4,109	9,739	2,617	4,109	12,356	16,465	(4,323)	06/10	40 years
El Paso, TX	—	4,598	13,207	2,296	4,598	15,503	20,101	(5,660)	06/10	40 years
Colorado Springs, CO	—	4,134	11,220	1,427	2,938	13,843	16,781	(5,020)	06/10	40 years
Saco, ME	—	1,508	3,826	1,124	1,508	4,950	6,458	(1,659)	03/11	40 years
Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(2,640)	03/11	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(1,624)	04/11	40 years
Dallas, TX	—	—	12,146	(3,869)	—	8,277	8,277	(920)	03/12	n/a
Albuquerque, NM	—	—	13,733	2,579	—	16,312	16,312	(4,171)	06/12	40 years
Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(1,978)	09/12	40 years
Champaign, IL	—	—	9,381	125	—	9,506	9,506	(2,872)	09/12	40 years
Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(2,573)	11/12	40 years
Gainesville, VA	—	—	10,846	1,917	—	12,763	12,763	(3,306)	02/13	40 years
Lafayette, LA	14,360	—	12,728	1,438	—	14,166	14,166	(4,089)	08/13	40 years
Tuscaloosa, AL	—	—	11,287	450	1,815	9,922	11,737	(2,964)	09/13	40 years
Tampa, FL	—	1,700	23,483	3,648	1,579	27,252	28,831	(11,094)	10/13	40 years
Warrenville, IL	—	14,000	17,318	(4,487)	8,270	18,561	26,831	(7,714)	10/13	40 years
San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	(3,229)	08/13	40 years
Wilder, KY	—	983	11,233	2,004	983	13,237	14,220	(3,920)	04/14	40 years
Bowling Green, KY	—	1,241	10,222	—	1,241	10,222	11,463	(3,174)	04/14	40 years
New Albany, IN	—	2,461	14,808	311	2,461	15,119	17,580	(4,649)	04/14	40 years
Clarksville, TN	—	3,764	16,769	4,706	3,764	21,475	25,239	(6,117)	04/14	40 years
Noblesville, IN	—	886	7,453	2,019	886	9,472	10,358	(2,768)	04/14	40 years
McDonough, GA	—	2,235	16,842	—	2,235	16,842	19,077	(5,171)	04/14	40 years
Sterling Heights, MI	—	10,849	—	(3,712)	6,949	188	7,137	(184)	12/14	15 years
Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(1,754)	02/15	40 years
Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(1,878)	02/15	40 years
Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(9,334)	05/15	25 years
Denham Springs, LA	—	—	5,093	4,162	—	9,255	9,255	(2,262)	05/15	40 years
Crystal Lake, IL	—	2,980	13,521	568	2,980	14,089	17,069	(6,023)	07/15	25 years
Kennewick, WA	—	2,484	4,901	—	2,484	4,901	7,385	(2,091)	06/16	25 years
Franklin, TN	—	10,158	17,549	8,685	9,825	26,567	36,392	(10,420)	06/16	25 years
Mobile, AL	—	2,116	16,657	—	2,116	16,657	18,773	(6,726)	06/16	25 years
El Paso, TX	—	2,957	10,961	3,905	2,957	14,866	17,823	(5,800)	06/16	25 years
Edinburg, TX	—	1,982	16,964	5,680	1,982	22,644	24,626	(8,637)	06/16	25 years
Hendersonville, TN	—	2,784	8,034	4,245	2,784	12,279	15,063	(3,668)	07/16	30 years
Houston, TX	—	965	10,002	—	965	10,002	10,967	(2,666)	10/16	40 years
Detroit, MI	—	4,299	13,810	—	4,299	13,810	18,109	(4,220)	11/16	30 years
Fort Worth, TX	—	—	11,385	—	—	11,385	11,385	(2,158)	02/17	40 years
Fort Wayne, IN	—	1,926	11,054	—	1,926	11,054	12,980	(3,805)	05/17	27 years
Wichita, KS	—	3,132	23,270	—	3,132	23,270	26,402	(9,145)	05/17	23 years
Tomball, TX	—	3,416	26,918	—	3,416	26,918	30,334	(6,113)	08/17	40 years
Cleveland, OH	—	5,060	21,072	374	5,060	21,446	26,506	(8,137)	08/17	25 years
Little Rock, AR	—	1,789	10,780	—	1,789	10,780	12,569	(2,431)	01/18	40 years
Conway, AR	—	1,316	5,553	—	1,316	5,553	6,869	(1,578)	03/18	30 years
Lynbrook, NY	—	1,753	28,400	—	1,753	28,400	30,153	(5,451)	06/18	40 years
Staten Island, NY	—	—	12,479	(6,529)	—	5,950	5,950	(847)	12/18	19 years
Beaumont, CA	—	2,421	12,026	—	2,421	12,026	14,447	(1,660)	01/19	40 years
Louisville, KY	—	3,726	27,312	—	3,726	27,312	31,038	(5,088)	03/19	40 years
Riverview, FL	—	2,339	15,901	—	2,339	15,901	18,240	(3,252)	03/19	37 years
Savoy, IL	—	1,938	10,554	1,868	1,938	12,422	14,360	(3,985)	06/19	25 years
Dublin, CA	—	15,662	25,496	—	15,662	25,496	41,158	(6,554)	06/19	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Ontario, CA	—	8,019	15,708	—	8,019	15,708	23,727	(4,806)	06/19	24 years
Columbia, SC	—	7,009	17,318	—	7,009	17,318	24,327	(3,177)	06/19	40 years
Charlotte, NC	—	4,257	15,121	—	4,257	15,121	19,378	(3,260)	06/19	35 years
Raleigh, NC	—	5,376	12,516	—	5,376	12,516	17,892	(3,371)	06/19	30 years
Gastonia, NC	—	4,039	9,199	—	4,039	9,199	13,238	(2,526)	06/19	30 years
Port Richey, FL	—	1,564	7,103	—	1,564	7,103	8,667	(2,491)	06/19	26 years
Hillsboro, OR	—	3,392	5,697	—	3,392	5,697	9,089	(2,522)	06/19	23 years
San Jacinto, CA	—	1,960	5,073	—	1,960	5,073	7,033	(1,861)	06/19	23 years
Albany, OR	—	2,049	3,920	—	2,049	3,920	5,969	(1,219)	06/19	30 years
Lake City, FL	—	1,257	4,756	—	1,257	4,756	6,013	(1,515)	06/19	27 years
Anderson, SC	—	1,554	3,948	—	1,554	3,948	5,502	(1,504)	06/19	24 years
New Hartford, NY	—	946	11,985	(141)	946	11,844	12,790	(2,680)	10/19	31 years
Columbus, OH	—	5,211	14,179	1,100	5,211	15,279	20,490	(3,713)	10/19	38 years
Kenner, LA	—	5,299	14,000	—	5,299	14,000	19,299	(4,931)	10/19	34 years
Marana, AZ	—	2,384	5,438	—	2,384	5,438	7,822	(1,737)	12/19	28 years
Bluffton, SC	—	1,912	3,053	826	1,912	3,879	5,791	(1,237)	03/20	25 years
Cherry Hill, NJ	—	5,038	9,206	—	5,038	9,206	14,244	(3,730)	03/20	25 years

Eat & Play
Westminster, CO	—	12,055	29,914	25,446	10,848	56,567	67,415	(35,682)	06/99	40 years
New Rochelle, NY	—	6,100	97,696	15,813	6,100	113,509	119,609	(64,682)	10/03	40 years
Kanata, ON	—	10,044	36,630	33,038	9,193	70,519	79,712	(35,167)	03/04	40 years
Mississauga, ON	—	9,221	17,593	20,574	11,095	36,293	47,388	(17,871)	03/04	40 years
Oakville, ON	—	10,044	23,646	13,530	9,193	38,027	47,220	(20,242)	03/04	40 years
Whitby, ON	—	10,202	21,960	30,806	11,995	50,973	62,968	(25,345)	03/04	40 years
Burbank, CA	—	16,584	35,016	13,151	16,584	48,167	64,751	(23,290)	03/05	40 years
Northbrook, IL	—	—	7,025	586	—	7,611	7,611	(4,573)	07/11	25 years
Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(5,270)	02/12	29 years
Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(5,378)	02/12	30 years
Jacksonville, FL	—	4,510	5,061	4,748	4,510	9,809	14,319	(4,692)	02/12	30 years
Oak Brook, IL	—	—	8,068	536	—	8,604	8,604	(4,882)	03/12	15 years
Houston, TX	—	—	12,403	394	—	12,797	12,797	(4,408)	09/12	40 years
The Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(4,028)	12/12	40 years
Alpharetta, GA	—	5,608	16,616	(26)	5,582	16,616	22,198	(4,777)	05/13	40 years
Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(4,871)	06/13	40 years
Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(4,236)	07/13	40 years
Warrenville, IL	—	—	6,469	9,625	2,906	13,188	16,094	(6,033)	10/13	40 years
San Antonio, TX	—	—	15,976	79	—	16,055	16,055	(4,342)	12/13	40 years
Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(4,395)	02/14	40 years
Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(4,362)	02/14	40 years
Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(4,543)	05/14	40 years
Centennial, CO	—	3,013	19,106	403	3,013	19,509	22,522	(5,035)	06/14	40 years
Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(4,502)	06/14	40 years
Ashburn, VA	—	—	16,873	101	—	16,974	16,974	(4,376)	06/14	40 years
Naperville, IL	—	8,824	20,279	(665)	8,824	19,614	28,438	(5,067)	08/14	40 years
Oklahoma City, OK	—	3,086	16,421	(252)	3,086	16,169	19,255	(4,245)	09/14	40 years
Webster, TX	—	5,631	17,732	799	5,210	18,952	24,162	(4,800)	11/14	40 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Virginia Beach, VA	—	6,948	18,715	(304)	6,348	19,011	25,359	(4,750)	12/14	40 years
Edison, NJ	—	—	22,792	1,489	—	24,281	24,281	(5,454)	04/15	40 years
Jacksonville, FL	—	6,732	21,823	(1,201)	6,732	20,622	27,354	(4,758)	09/15	40 years
Roseville, CA	—	6,868	23,959	(1,928)	6,868	22,031	28,899	(5,124)	10/15	30 years
Portland, OR	—	—	23,466	(541)	—	22,925	22,925	(5,387)	11/15	40 years
Orlando, FL	—	8,586	22,493	1,120	8,586	23,613	32,199	(5,287)	01/16	40 years
Marietta, GA	—	3,116	11,872	—	3,116	11,872	14,988	(3,647)	02/16	35 years
Charlotte, NC	—	4,676	21,422	(867)	4,676	20,555	25,231	(4,716)	04/16	40 years
Orlando, FL	—	9,382	16,225	58	9,382	16,283	25,665	(3,358)	05/16	40 years
Fort Worth, TX	—	4,674	17,537	(532)	4,142	17,537	21,679	(3,800)	08/16	40 years
Nashville, TN	—	—	26,685	136	—	26,821	26,821	(5,797)	12/16	40 years
Dallas, TX	—	3,318	7,835	4	3,318	7,839	11,157	(2,087)	12/16	40 years
San Antonio, TX	—	6,502	15,338	(628)	6,502	14,710	21,212	(2,883)	08/17	40 years
Huntsville, AL	—	53	17,595	(1,938)	53	15,657	15,710	(3,738)	08/17	40 years
El Paso, TX	—	2,688	17,373	—	2,688	17,373	20,061	(4,143)	02/18	40 years
Pittsburgh, PA	—	7,897	21,812	(1,039)	7,897	20,773	28,670	(4,138)	07/18	40 years
Philadelphia, PA	—	5,484	25,211	97	5,484	25,308	30,792	(4,875)	12/18	40 years
Auburn Hills, MI	—	4,219	27,704	(2,881)	4,219	24,823	29,042	(4,663)	12/18	40 years
Greenville, SC	—	6,272	18,240	—	6,272	18,240	24,512	(3,859)	06/18	40 years
Thornton, CO	—	5,419	23,635	—	5,419	23,635	29,054	(4,132)	09/18	40 years
Katy, TX	—	5,210	16,247	232	3,431	18,258	21,689	(2,828)	06/19	40 years
Gwinnett, GA	—	3,318	17,873	—	3,318	17,873	21,191	(2,967)	06/20	40 years
San Jose, CA	—	—	26,752	—	—	26,752	26,752	(4,170)	03/21	40 years
Ontario, CA	—	—	34,943	—	—	34,943	34,943	(4,923)	12/21	40 years
King of Prussia, PA	—	—	35,196	—	—	35,196	35,196	(2,527)	02/22	40 years
Overland Park, KS	—	8,298	37,186	—	8,298	37,186	45,484	(102)	02/24	40 years
Oklahoma City, OK	—	5,347	33,223	—	5,347	33,223	38,570	(427)	04/24	40 years

Ski
Bellefontaine, OH	—	5,108	5,994	8,327	5,251	14,178	19,429	(7,308)	11/05	40 years
Tannersville, PA	—	34,940	34,629	4,377	34,940	39,006	73,946	(23,628)	09/13	40 years
Northstar, CA	—	56,005	106,644	—	56,005	106,644	162,649	(43,518)	04/17	40 years

Attractions
Kiamesha Lake, NY	—	34,897	228,462	2,972	34,897	231,434	266,331	(71,808)	07/10	30 years
Tannersville, PA	—	—	120,354	1,615	—	121,969	121,969	(31,716)	05/15	40 years
Denver, CO	—	753	6,218	—	753	6,218	6,971	(1,848)	02/17	30 years
Fort Worth, TX	—	824	7,066	—	824	7,066	7,890	(2,061)	03/17	30 years
Corfu, NY	—	5,112	43,637	2,500	5,112	46,137	51,249	(17,665)	04/17	30 years
Oklahoma City, OK	—	7,976	17,624	—	7,976	17,624	25,600	(6,302)	04/17	30 years
Hot Springs, AR	—	3,351	4,967	—	3,351	4,967	8,318	(1,727)	04/17	30 years
Riviera Beach, FL	—	17,450	29,713	3,344	15,000	35,507	50,507	(10,947)	04/17	30 years
Oklahoma City, OK	—	1,423	18,097	—	1,423	18,097	19,520	(6,565)	04/17	30 years
Spring, TX	—	18,776	31,402	—	18,776	31,402	50,178	(11,381)	04/17	30 years
Glendale, AZ	—	—	20,514	2,969	—	23,483	23,483	(9,041)	04/17	30 years
Kapolei, HI	—	—	8,351	1,542	—	9,893	9,893	(3,500)	04/17	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Federal Way, WA	—	—	13,949	(12,149)	—	1,800	1,800	(1,072)	04/17	12 years
The Colony, TX	—	—	7,617	305	—	7,922	7,922	(5,696)	04/17	30 years
Garland, TX	—	—	5,601	1,188	—	6,789	6,789	(4,431)	04/17	30 years
Santa Monica, CA	—	—	13,874	15,717	—	29,591	29,591	(10,904)	04/17	30 years
Concord, CA	—	—	9,808	5,120	—	14,928	14,928	(5,519)	04/17	30 years
Tampa, FL	—	—	8,665	2,493	2,493	8,665	11,158	(2,407)	08/17	30 years
Fort Lauderdale, FL	—	—	10,816	—	—	10,816	10,816	(2,944)	10/17	30 years
Valcartier, QC	—	5,906	81,534	8,233	5,837	89,836	95,673	(14,803)	06/22	31 years
Ottawa, ON	—	13,482	32,357	7,010	13,322	39,527	52,849	(8,239)	06/22	20 years
Old Forge, NY	—	1,722	31,718	—	1,722	31,718	33,440	(3,998)	03/24	30 years
West Berlin, NJ	—	2,263	12,018	—	2,263	12,018	14,281	(1,046)	01/25	28 years
Virginia Beach, VA	—	7,219	15,954	—	7,219	15,954	23,173	(30)	12/25	27 years

Experiential Lodging
Pigeon Forge, TN	—	5,697	14,100	16,869	8,604	28,062	36,666	(4,603)	04/20	15 years

Fitness & Wellness
Olathe, KS	—	2,417	16,878	—	2,417	16,878	19,295	(4,923)	03/17	30 years
Roseville, CA	—	1,807	6,082	—	1,807	6,082	7,889	(1,934)	09/17	30 years
Fort Collins, CO	—	2,043	5,769	4,210	2,043	9,979	12,022	(1,862)	01/18	30 years
Pagosa Springs, CO	—	9,791	15,635	86,743	16,016	96,153	112,169	(7,667)	06/18	30 years
Chicago, IL	—	4,501	13,461	—	4,501	13,461	17,962	(1,596)	02/22	40 years
Murrieta, CA	—	28,787	92,207	—	28,787	92,207	120,994	(6,266)	08/22	30 years
Brooklyn, NY	—	14,465	25,294	—	14,465	25,294	39,759	(1,908)	02/23	40 years
Belmont, CA	—	3,923	4,720	—	3,923	4,720	8,643	(325)	12/23	30 years
Acworth, GA	—	1,242	—	—	1,242	—	1,242	—	05/25	n/a
Flower Mound, TX	—	4,025	19,265	—	4,025	19,265	23,290	(140)	11/25	30 years
Frisco, TX	—	4,857	15,206	—	4,857	15,206	20,063	(102)	11/25	30 years
Keller, TX	—	3,438	16,312	—	3,438	16,312	19,750	(105)	11/25	32 years
McKinney, TX	—	4,321	15,743	—	4,321	15,743	20,064	(94)	11/25	35 years
Wylie, TX	—	1,685	5,891	—	1,685	5,891	7,576	(51)	11/25	28 years

Gaming
Kiamesha Lake, NY	—	155,658	—	19,524	156,785	18,397	175,182	(3,188)	07/10	50 years

Cultural
St. Louis, MO	—	5,481	41,951	3,153	5,481	45,104	50,585	(10,512)	12/18	40 years

Early Childhood Education Centers
Lake Pleasant, AZ	—	986	3,524	902	986	4,426	5,412	(1,822)	03/13	30 years
Goodyear, AZ	—	1,308	7,275	222	1,308	7,497	8,805	(3,113)	06/13	30 years
Oklahoma City, OK	—	1,149	9,839	979	1,149	10,818	11,967	(4,159)	08/13	40 years
Mesa, AZ	—	762	6,987	1,501	762	8,488	9,250	(3,813)	01/14	30 years
Gilbert, AZ	—	1,295	9,192	316	1,295	9,508	10,803	(3,672)	03/14	30 years
Cedar Park, TX	—	1,520	10,500	418	1,278	11,160	12,438	(4,130)	07/14	30 years
Chicago, IL	—	1,294	4,375	19	1,294	4,394	5,688	(1,344)	07/14	30 years
McKinney, TX	—	1,812	12,419	1,841	1,812	14,260	16,072	(5,240)	11/14	30 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
West Chester, OH	—	1,807	12,913	455	1,807	13,368	15,175	(4,356)	07/15	30 years
Ellisville, MO	—	2,465	15,063	—	2,465	15,063	17,528	(4,699)	07/15	30 years
Chanhassen, MN	—	2,603	15,613	523	2,603	16,136	18,739	(5,097)	08/15	30 years
Maple Grove, MN	—	3,743	14,927	561	3,743	15,488	19,231	(5,555)	08/15	30 years
Carmel, IN	—	1,567	12,854	366	1,561	13,226	14,787	(4,361)	09/15	30 years
Fishers, IN	—	1,226	13,144	700	1,226	13,844	15,070	(4,315)	12/15	30 years
Westerville, OH	—	2,988	14,339	362	2,988	14,701	17,689	(4,905)	04/16	30 years
Las Vegas, NV	—	1,476	14,422	(1,287)	1,476	13,135	14,611	(4,141)	06/16	30 years
Edina, MN	—	1,235	5,493	(323)	1,235	5,170	6,405	(1,531)	11/16	30 years
Eagan, MN	—	783	4,833	(286)	783	4,547	5,330	(1,462)	11/16	30 years
Schaumburg, IL	—	642	4,962	—	642	4,962	5,604	(1,428)	12/16	30 years
Charlotte, NC	—	1,200	2,557	—	1,200	2,557	3,757	(633)	01/17	35 years
Charlotte, NC	—	2,501	2,079	—	2,501	2,079	4,580	(516)	01/17	35 years
Richardson, TX	—	474	2,046	—	474	2,046	2,520	(530)	01/17	35 years
Frisco, TX	—	999	3,064	—	999	3,064	4,063	(776)	01/17	35 years
Allen, TX	—	910	3,719	—	910	3,719	4,629	(963)	01/17	35 years
Southlake, TX	—	920	2,766	—	920	2,766	3,686	(715)	01/17	35 years
Dublin, OH	—	581	4,223	—	581	4,223	4,804	(1,010)	01/17	35 years
Plano, TX	—	400	2,647	—	400	2,647	3,047	(700)	01/17	35 years
Carrollton, TX	—	329	1,389	—	329	1,389	1,718	(378)	01/17	35 years
Davenport, FL	—	3,000	5,877	—	3,000	5,877	8,877	(1,459)	01/17	35 years
Tallahassee, FL	—	952	3,205	—	952	3,205	4,157	(846)	01/17	35 years
Sunrise, FL	—	1,400	1,856	—	1,400	1,856	3,256	(474)	01/17	35 years
Chaska, MN	—	328	6,140	—	328	6,140	6,468	(1,464)	01/17	35 years
Loretto, MN	—	286	3,511	—	286	3,511	3,797	(865)	01/17	35 years
Minneapolis, MN	—	920	3,700	—	920	3,700	4,620	(886)	01/17	35 years
Wayzata, MN	—	810	1,962	—	810	1,962	2,772	(490)	01/17	35 years
Plymouth, MN	—	1,563	4,905	—	1,563	4,905	6,468	(1,227)	01/17	35 years
Maple Grove, MN	—	951	3,291	—	951	3,291	4,242	(808)	01/17	35 years
Chula Vista, CA	—	210	2,186	—	210	2,186	2,396	(585)	01/17	35 years
Lincolnshire, IL	—	1,006	4,799	—	1,006	4,799	5,805	(1,409)	02/17	30 years
Minnetonka, MN	—	911	4,833	659	931	5,472	6,403	(1,681)	03/17	30 years
Portland, OR	—	2,604	585	—	2,604	585	3,189	(157)	01/18	35 years
Orlando, FL	—	955	4,273	—	955	4,273	5,228	(1,033)	02/18	35 years
Fort Mill, SC	—	629	3,957	—	629	3,957	4,586	(881)	09/18	35 years
Indian Land, SC	—	907	3,784	—	907	3,784	4,691	(895)	09/18	35 years
Sicklerville, NJ	—	694	1,876	—	694	1,876	2,570	(588)	06/19	30 years
Pennington, NJ	—	1,018	2,284	—	1,018	2,284	3,302	(1,037)	08/19	24 years

Private Schools
Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(12,281)	02/14	40 years
Cumming, GA	—	500	6,892	—	500	6,892	7,392	(1,859)	01/17	35 years
Cumming, GA	—	325	4,898	—	325	4,898	5,223	(1,360)	01/17	35 years
Henderson, NV	—	1,400	6,914	—	1,400	6,914	8,314	(1,818)	01/17	35 years
Atlanta, GA	—	2,001	5,989	—	2,001	5,989	7,990	(1,426)	01/17	35 years
Pearland, TX	—	2,360	9,292	—	2,360	9,292	11,652	(2,344)	01/17	35 years

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

		Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2025
Location	Debt	Land	Buildings, Equipment, Leasehold Interests & Improvements	Additions (Dispositions) (Impairments) Subsequent to acquisition	Land	Buildings, Equipment, Leasehold Interests & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Pearland, TX	—	372	2,568	—	372	2,568	2,940	(637)	01/17	35 years
Palm Harbor, FL	—	1,490	1,400	—	1,490	1,400	2,890	(369)	01/17	35 years
Mason, OH	—	975	11,243	—	975	11,243	12,218	(2,673)	01/17	35 years

Property under development	—	54,905	—	—	54,905	—	54,905	—	n/a	n/a
Land held for development	—	20,168	—	—	20,168	—	20,168	—	n/a	n/a
Unsecured revolving credit facility	—	—	—	—	—	—	—	—	n/a	n/a
Senior unsecured notes payable	2,929,597	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net	(25,181)	—	—	—	—	—	—	—	n/a	n/a
Total	$2,929,411	$1,307,473	$4,426,442	$550,303	$1,301,280	$4,982,938	$6,284,218	$(1,714,886)

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

EPR Properties
Schedule III - Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2025

Real Estate Investments:
Reconciliation:
Balance at beginning of the year	$6,130,434
Acquisition and development of real estate investments during the year (1)	274,066
Disposition of real estate investments during the year	(120,282)
Balance at close of year	$6,284,218
Accumulated Depreciation:
Reconciliation:
Balance at beginning of the year	$1,562,645
Depreciation during the year (1)	170,806
Disposition of real estate investments during the year	(18,565)
Balance at close of year	$1,714,886
(1) Includes the impact of foreign currency translation.
See accompanying report of independent registered public accounting firm.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included in Item 8.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
Item 9B. Other Information
Except as noted below, during the three months ended December 31, 2025, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On December 11, 2025, Tonya L. Mater, the Company's Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 11,292 Common Shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The first trade date will not occur until March 20, 2026, at the earliest. The duration of the Rule 10b5-1 trading arrangement is until December 17, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 23, 2025, Mark A. Peterson, the Company's Executive Vice President, Chief Financial Officer and Treasurer, through a family trust, adopted a Rule 10b5-1 trading arrangement for the sale of up to 26,121 Common Shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The first trade date will not occur until March 25, 2026, at the earliest. The duration of the Rule 10b5-1 trading arrangement is until September 25, 2026, or earlier if all transactions under the trading arrangement are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2026 (the “Proxy Statement”), will contain under the captions “Election of Trustees”, “Company Governance”, “Executive Officers” and, if applicable, "Delinquent Section 16(a) Reports" the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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
(2)Financial Statement Schedules: See Part II, Item 8 hereof
Schedule III – Real Estate and Accumulated Depreciation
(3)Exhibits
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description

3.1	Composite of Amended and Restated Declaration of Trust of the Company (inclusive of all amendments through May 26, 2023), which is attached as Exhibit 3.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 3, 2023, is hereby incorporated by reference as Exhibit 3.1

3.2	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 3.2

3.3	Articles Supplementary designating powers, preferences and rights of the 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.3

3.4	Articles Supplementary designating the powers, preferences and rights of the 5.750% Series G Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 3.4

3.5	Amended and Restated Bylaws of the Company (inclusive of all amendments through May 30, 2019), which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 30, 2019, is hereby incorporated by reference as Exhibit 3.5

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 5.750% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 21, 2006, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 9.000% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.750% Series G Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 30, 2017, is hereby incorporated by reference as Exhibit 4.4

4.5	Indenture, dated December 14, 2016, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.750% Senior Notes due 2026 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 14, 2016, is hereby incorporated by reference as Exhibit 4.5

4.6	Indenture, dated May 23, 2017, by and among the Company, certain of its subsidiaries, and UMB Bank, n.a., as trustee (including the form of 4.500% Senior Notes due 2027 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 23, 2017, is hereby incorporated by reference as Exhibit 4.6

4.7	Indenture, dated April 16, 2018, by and between the Company and UMB Bank, n.a., as trustee (including the form of 4.950% Senior Notes due 2028 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 16, 2018, is hereby incorporated by reference as Exhibit 4.7

4.8	Indenture, dated August 15, 2019, between the Company and UMB Bank, n.a., as trustee (including the form of 3.750% Senior Note due 2029 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 15, 2019, is hereby incorporated by reference as Exhibit 4.8

4.9	Indenture, dated October 27, 2021, between the Company and UMB Bank, n.a., as trustee (including the form of 3.600% Senior Note due 2031 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 27, 2021, is hereby incorporated by reference as Exhibit 4.9

4.10	Indenture, dated November 13, 2025, between the Company and UMB Bank, n.a., as trustee (including the form of 4.75% Senior Notes due 2030 included as Exhibit A thereto), which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 13, 2025, is hereby incorporated by reference as Exhibit 4.10

4.11.1	Note Purchase Agreement, dated August 1, 2016, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.11.1

4.11.2	First Amendment to Note Purchase Agreement, dated September 27, 2017, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 27, 2017, is hereby incorporated as Exhibit 4.11.2

4.11.3	Second Amendment to Note Purchase Agreement, dated June 29, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed on August 6, 2020, is hereby incorporated by reference as Exhibit 4.11.3

4.11.4	Third Amendment to Note Purchase Agreement, dated December 24, 2020, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.4 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2021, is hereby incorporated by reference as Exhibit 4.11.4

4.11.5	Fourth Amendment to Note Purchase Agreement, dated January 14, 2022, by and among the Company and the purchasers named therein, which is attached as Exhibit 4.11.5 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 23, 2022, is hereby incorporated by reference as Exhibit 4.11.5

4.12	Description of Securities Registered under Section 12 of the Exchange Act, which is attached as Exhibit 4.12 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 29, 2024, is hereby incorporated by reference as Exhibit 4.12

10.1*	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, is attached hereto as Exhibit 10.1

10.2*	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed on November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.2

10.3*	2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 15, 2013, is hereby incorporated by reference as Exhibit 10.3

10.4*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.4

10.5*	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.5

10.6*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.6

10.7*	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 20, 2009, is hereby incorporated by reference as Exhibit 10.7

10.8*	EPR Properties 2016 Equity Incentive Plan (as amended and restated on May 6, 2025), which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 6, 2025, is hereby incorporated by reference as Exhibit 10.8

10.9*	Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.9

10.10*	Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.10

10.11*	Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.11

10.12*	Annual Performance-Based Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 2, 2017, is hereby incorporated by reference as Exhibit 10.12

10.13*	EPR Properties Employee Severance Plan (as amended June 1, 2018), which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed on July 31, 2018, is hereby incorporated by reference as Exhibit 10.13

10.14*	EPR Properties Employee Severance and Retirement Vesting Plan (effective July 31, 2020), which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed on February 25, 2020, is hereby incorporated by reference as Exhibit 10.14

10.15*	2020 Long Term Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.15

10.16*	Form of Performance Shares Awards Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.16

10.17*	Form of Restricted Shares Award Agreement under the 2020 Long Term Incentive Plan, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on February 26, 2020, is hereby incorporated by reference as Exhibit 10.17

10.18.1	Fourth Amended, Restated and Consolidated Credit Agreement, dated as of September 19, 2024, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on September 23, 2024, is hereby incorporated by reference as Exhibit 10.18.1

10.18.2	Amendment No. 1 to Fourth Amended, Restated and Consolidated Credit Agreement, dated September 22, 2025, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed on October 30, 2025, is hereby incorporated by reference as Exhibit 10.18.2

19	Insider Trading Policy, which is attached as Exhibit 19 to the Company’s Form 10-K (Commission File No. 001-13561) filed on February 26, 2025, is hereby incorporated by reference as Exhibit 19

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

24	Power of Attorney (included in signature page)

31.1	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

97.1	Policy relating to the Recovery of Erroneously Award Compensation, which is attached as Exhibit 97.1 to the Company’s Form 10-K (Commission File No. 001-13561) filed on February 26, 2025, is hereby incorporated by reference as Exhibit 97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EPR Properties

Dated:	February 26, 2026	By	/s/ Gregory K. Silvers
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

Signature and Title	Date

/s/ Gregory K. Silvers	February 26, 2026
Gregory K. Silvers, Chairman, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 26, 2026
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 26, 2026
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Peter C. Brown	February 26, 2026
Peter C. Brown, Trustee

/s/ William P. Brown	February 26, 2026
William P. Brown, Trustee

/s/ John P. Case	February 26, 2026
John P. Case, Trustee

/s/ James B. Connor	February 26, 2026
James B. Connor, Trustee

/s/ Virginia E. Shanks	February 26, 2026
Virginia E. Shanks, Trustee

/s/ Robin P. Sterneck	February 26, 2026
Robin P. Sterneck, Trustee

/s/ John Peter Suarez	February 26, 2026
John Peter Suarez, Trustee

/s/ Lisa G. Trimberger	February 26, 2026
Lisa G. Trimberger, Trustee

/s/ Caixia Y. Ziegler	February 26, 2026
Caixia Y. Ziegler, Trustee