Form 10-Q
period 2026-03-31
EPR PROPERTIES
filed 2026-05-07
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

At May 6, 2026, there were 76,507,666 common shares outstanding.

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
•Actual and perceived changes in U.S. or international trade policies;
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
i

•Risks associated with technological advancement, including the use of artificial intelligence;
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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") filed with the Securities and Exchange Commission ("SEC") on February 26, 2026.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,756,760 and $1,714,886 at March 31, 2026 and December 31, 2025, respectively	$4,589,678	$4,494,259
Land held for development	20,168	20,168
Property under development	23,377	54,905
Operating lease right-of-use assets	166,646	170,755
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $10,704 and $15,929 at March 31, 2026 and December 31, 2025, respectively	614,759	679,254
Investment in joint ventures	9,684	12,316
Cash and cash equivalents	68,465	90,577
Restricted cash	6,091	8,071
Accounts receivable	101,230	97,855
Other assets	82,714	71,602
Total assets	$5,682,812	$5,699,762
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$100,697	$99,392
Operating lease liabilities	200,118	204,747
Common dividends payable	23,717	22,463
Preferred dividends payable	6,032	6,032
Unearned rents and interest	104,701	108,546
Debt	2,931,377	2,929,411
Total liabilities	3,366,642	3,370,591
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at March 31, 2026 and December 31, 2025; and 84,844,157 and 84,239,580 shares issued at March 31, 2026 and December 31, 2025, respectively	848	842
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,616 Series C convertible shares issued at March 31, 2026 and December 31, 2025; liquidation preference of $134,815,400	54	54
3,445,980 Series E convertible shares issued at March 31, 2026 and December 31, 2025; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at March 31, 2026 and December 31, 2025; liquidation preference of $150,000,000	60	60
Additional paid-in-capital	3,990,895	3,978,093
Treasury shares at cost: 8,338,820 and 8,094,942 common shares at March 31, 2026 and December 31, 2025, respectively	(308,433)	(295,290)
Accumulated other comprehensive income	609	1,037
Distributions in excess of net income	(1,367,897)	(1,355,659)
Total equity	$2,316,170	$2,329,171
Total liabilities and equity	$5,682,812	$5,699,762
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2026	2025
Rental revenue	$155,185	$146,359
Other income	10,070	11,636
Mortgage and other financing income	15,997	17,038
Total revenue	181,252	175,033
Property operating expense	15,353	15,171
Other expense	10,989	12,611
General and administrative expense	14,242	14,024
Retirement and severance expense	1,423	—
Transaction costs	293	567
Provision (benefit) for credit losses, net	(5,597)	(652)
Depreciation and amortization	44,957	41,089
Total operating expenses	81,660	82,810
Gain on real estate transactions	1,027	9,384
Income from operations	100,619	101,607
Interest expense, net	34,763	33,021
Equity in loss from joint ventures	2,632	2,647
Income before income taxes	63,224	65,939
Income tax expense	614	136
Net income	62,610	65,803
Preferred dividend requirements	6,032	6,032
Net income available to common shareholders of EPR Properties	$56,578	$59,771
Net income available to common shareholders of EPR Properties per share:
Basic	$0.74	$0.79
Diluted	$0.74	$0.78
Shares used for computation (in thousands):
Basic	76,326	75,804
Diluted	76,573	76,215

Other comprehensive income:
Net income	$62,610	$65,803
Foreign currency translation adjustment	(4,507)	181
Unrealized gain on derivatives, net	4,079	8
Comprehensive income attributable to EPR Properties	$62,182	$65,992

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	1,564	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units, net of cancellations	532,326	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,833)	—	—	(9,833)
Share-based compensation expense	—	—	—	—	3,867	—	—	—	3,867
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	—	65,803	65,803
Issuances of common shares	6,801	—	—	—	329	—	—	—	329
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Share option exercises, net	268	—	—	—	12	(12)	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to common shareholders ($0.865 per share)	—	—	—	—	—	—	—	(65,753)	(65,753)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2025	84,160,742	$842	14,838,596	$148	$3,963,430	$(295,258)	$(3,567)	$(1,344,583)	$2,321,012

Balance at December 31, 2025	84,239,580	$842	14,838,596	$148	$3,978,093	$(295,290)	$1,037	$(1,355,659)	$2,329,171
Issuance of nonvested shares and performance share units	598,801	6	—	—	7,336	—	—	—	7,342
Purchase of common shares for vesting	—	—	—	—	—	(13,143)	—	—	(13,143)
Share-based compensation expense	—	—	—	—	4,099	—	—	—	4,099
Share-based compensation included in retirement and severance expense	—	—	—	—	1,041	—	—	—	1,041
Foreign currency translation adjustment	—	—	—	—	—	—	(4,507)	—	(4,507)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,079	—	4,079
Net income	—	—	—	—	—	—	—	62,610	62,610
Issuances of common shares	5,776	—	—	—	326	—	—	—	326
Dividends to common shareholders ($0.90 per share)	—	—	—	—	—	—	—	(68,816)	(68,816)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2026	84,844,157	$848	14,838,596	$148	$3,990,895	$(308,433)	$609	$(1,367,897)	$2,316,170
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$62,610	$65,803
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate transactions	(1,027)	(9,384)
Deferred income tax expense (benefit)	114	(530)
Provision (benefit) for credit losses, net	(5,597)	(652)
Equity in loss from joint ventures	2,632	2,647
Distributions from joint ventures	—	11
Depreciation and amortization	44,957	41,089
Amortization of deferred financing costs	2,672	2,206
Amortization of above/below market leases and tenant allowances, net	(81)	(81)
Share-based compensation expense to management and Trustees	4,099	3,867
Share-based compensation expense included in retirement and severance expense	1,041	—
Change in assets and liabilities:
Operating lease assets and liabilities	(520)	(293)
Mortgage notes accrued interest receivable	(956)	(1,687)
Accounts receivable	(3,431)	(3,862)
Other assets	(3,374)	(1,507)
Accounts payable and accrued liabilities	17,089	3,759
Unearned rents and interest	(6,861)	(2,017)
Net cash provided by operating activities	113,367	99,369
Investing activities:
Acquisition of and investments in real estate and other assets	(36,435)	(14,667)
Proceeds from sale of real estate	—	70,810
Investment in mortgage notes receivable	(1,375)	(298)
Proceeds from mortgage notes receivable paydowns	124	9,287
Proceeds from note receivable paydowns	91	138
Additions to properties under development	(13,270)	(22,873)
Net cash (used) provided by investing activities	(50,865)	42,397
Financing activities:
Proceeds from long-term debt facilities	—	70,000
Principal payments on debt	—	(140,000)
Deferred financing fees paid	(58)	(55)
Net proceeds from issuance of common shares	226	232
Purchase of common shares for treasury for vesting	(13,144)	(9,833)
Dividends paid to shareholders	(73,495)	(70,834)
Net cash used by financing activities	(86,471)	(150,490)
Effect of exchange rate changes on cash	(123)	(49)
Net change in cash and cash equivalents and restricted cash	(24,092)	(8,773)
Cash and cash equivalents and restricted cash at beginning of the period	98,648	35,699
Cash and cash equivalents and restricted cash at end of the period	$74,556	$26,926
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Three Months Ended March 31,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$90,577	$22,062
Restricted cash at beginning of the period	8,071	13,637
Cash and cash equivalents and restricted cash at beginning of the period	$98,648	$35,699

Cash and cash equivalents at end of the period	$68,465	$20,572
Restricted cash at end of the period	6,091	6,354
Cash and cash equivalents and restricted cash at end of the period	$74,556	$26,926

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$36,364	$1,583
Conversion of mortgage note receivable to real estate investment	72,800	—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	25,419	25,858

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,850	$17,731
Cash paid during the period for income taxes	1,870	1,231
Interest cost capitalized	383	1,435
Change in accrued capital expenditures	(3,965)	(13,524)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Amounts as of December 31, 2025 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on February 26, 2026.

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

The Company's variable interests in VIEs currently are in the form of equity investments and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of March 31, 2026 and December 31, 2025, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs of $23.2 million and $25.2 million as of March 31, 2026 and December 31, 2025, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs related to the unsecured revolving credit facility of $7.1 million and $7.7 million as of March 31, 2026 and December 31, 2025, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. The Company recognized straight-line write-offs of $0.2 million for the three months ended March 31, 2026. There were no straight-line write-offs recognized during the three months ended March 31, 2025. Straight-line rental revenue, net of write-offs, was $3.5 million and $3.4 million, for the three months ended March 31, 2026 and 2025, respectively.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with FASB ASC Topic 842, the Company does not include these lessee payments made to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During both the three months ended March 31, 2026 and 2025, the Company recognized $0.7 million in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the three months ended March 31, 2026 and 2025, the amounts due for non-lease components included in rental revenue totaled $5.4 million and $4.7 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $2.1 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively.

The Company regularly evaluates the collectability of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality, projected performance and historical trends of the tenant, as well as the current economic conditions and changes in customer payment terms. When the collectability of lease receivables or future lease payments are no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis. There were no receivable write-offs recognized during the three months ended March 31, 2026 and 2025.

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

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value.

As of March 31, 2026, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the three months ended March 31, 2026 and 2025 was $0.4 million and $1.8 million, respectively.

Concentrations of Risk
Topgolf USA (Topgolf), American-Multi Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the three months ended March 31, 2026 and 2025. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$25,613	14.1%	$25,176	14.4%
AMC	25,205	13.9%	23,789	13.6%
Regal	18,716	10.3%	18,722	10.7%

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Buildings and improvements	$4,947,194	$4,832,134
Furniture, fixtures & equipment	123,427	122,351
Land	1,247,364	1,226,207
Leasehold interests	28,453	28,453
	6,346,438	6,209,145
Accumulated depreciation	(1,756,760)	(1,714,886)
Total	$4,589,678	$4,494,259
Depreciation expense on real estate investments was $43.9 million and $40.1 million for the three months ended March 31, 2026 and 2025, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2026 totaled $51.3 million, and included the acquisition of a fitness & wellness property in New York for $34.5 million. The remaining investment spending for the three months ended March 31, 2026 related to experiential build-to-suit development and redevelopment projects.

Subsequent to quarter-end, the Company completed the acquisition of six U.S. attraction properties as part of its previously announced acquisition of a portfolio of seven attraction properties from Six Flags Entertainment Corporation. These six properties comprise the substantial majority of the Company's $315.0 million portfolio investment, are located throughout the U.S. and will be leased to and operated by Enchanted Parks (formerly Innovative Attraction Management) pursuant to a long-term triple-net master lease. La Ronde, the one park located in Canada, will be leased to and operated by La Ronde Operations, Inc. pursuant to a long-term triple-net lease following the closing of the transaction, which is expected to occur in the second quarter of 2026 subject to customary closing conditions.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of March 31, 2026, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the CECL model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $614.8 million and $679.3 million at March 31, 2026 and December 31, 2025, respectively. Investment in notes receivable, including related accrued interest receivable, was $2.7 million at both March 31, 2026 and December 31, 2025, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the three months ended March 31, 2026, the Company exercised its purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. In connection with this conversion, the Company recognized a gain on real estate transactions of approximately $1.0 million and a benefit for credit losses of approximately $1.3 million.

At March 31, 2026, two of the Company's mortgage notes receivable are considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of March 31, 2026 on the mortgage notes receivable. One of the Company's mortgage notes receivable is fully reserved with an allowance for credit loss totaling $6.4 million, which represents the outstanding principal balance of the note as of March 31, 2026. The other collateral-dependent mortgage note receivable has a carrying amount at March 31, 2026 of approximately $10.4 million net of an allowance for credit loss totaling $0.4 million. Income from these borrowers is recognized on a cash basis. During both the three months ended March 31, 2026 and 2025, the Company received cash basis interest payments of $0.3 million from these mortgage note receivable borrowers.

At March 31, 2026, one of the Company's notes receivable is considered collateral-dependent. The Company assessed the fair value of the collateral as of March 31, 2026 on the note receivable. The note receivable is fully reserved with an allowance for credit loss totaling $6.0 million, which represents the outstanding principal balance of the note as of March 31, 2026. At March 31, 2026, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.0 million, which is fully reserved in the allowance for credit losses at March 31, 2026. The Company's income received from this borrower is recognized on a cash basis. No cash payments were received during the three months ended March 31, 2026 and 2025.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the three months ended March 31, 2026 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2025	$15,929	$811	$6,063	$—	$22,803
Provision (benefit) for credit losses, net	(5,225)	(355)	(17)	—	(5,597)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at March 31, 2026	$10,704	$456	$6,046	$—	$17,206

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Receivable from tenants	$7,439	$7,361
Receivable from non-tenants	2,810	2,939
Straight-line rent receivable	90,981	87,555
Total	$101,230	$97,855

7. Capital Markets and Dividends

During the three months ended March 31, 2026, the Company declared cash dividends totaling $0.900 per common share. Additionally, during the three months ended March 31, 2026, the Company declared cash dividends of $0.359375 per share, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 per share, on the Company's 9.00% Series E cumulative convertible preferred shares.

At-the-Market Program ("ATM Program")
On December 5, 2025, the Company entered into an ATM Program, pursuant to which the Company may issue common shares having an aggregate sales price of up to $400.0 million on the open market or in privately negotiated transactions deemed to be “at-the-market” offerings under SEC rules, including through forward sales agreements. Transactions under the ATM Program, if any, will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and the Company's capital needs. The Company intends to use any net proceeds from the sale of common shares pursuant to the ATM Program for general corporate purposes, including funding the Company's pipeline of acquisition and build-to-suit projects, working capital and the repayment of the Company's outstanding indebtedness. As of March 31, 2026, the Company had $352.5 million of capacity remaining under the ATM Program.

The use of forward sales agreements allows the Company to lock in a share price on the sale of shares at the time the forward sale agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. If the Company enters into a forward sale agreement, it expects to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement. The aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. The forward sales price will be equal to the volume-weighted average hedge price per share at which the borrowed common shares were sold by the forward seller, less a per share commission, subject to adjustment. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser. Until settlement of the forward sale agreements, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common shares is higher than the average forward sales price.

The Company did not issue any common shares under its ATM Program during the three months ended March 31, 2026. The following table summarizes activity under the Company's ATM Program in connection with forward sales agreements for the three months ended March 31, 2026 (dollars in thousands except share information):

Period Entered Into Forward Sales Agreements	Total Forward Shares Sold	Total Forward Shares Settled	Total Forward Shares Outstanding	Volume Weighted Average Hedge Share Price (1)	Net Proceeds Received (2)	Anticipated Gross Proceeds Remaining
Three Months Ended March 31, 2026	797,422	—	797,422	$59.52	$—	$47,464

(1) Before payment of commissions and subject to daily adjustment based on the overnight bank borrowing rate less a spread and reduced by expected dividend payments on the Company's common shares during the term of the forward sales agreement.
(2) After payment of commissions.

The Company did not initially receive any proceeds from the sale of forward shares under the ATM Program. The Company expects to settle outstanding forward sales agreements listed above prior to the maturity date of the respective agreement, March 1, 2027, through physical delivery of the outstanding common shares in exchange for cash proceeds.

8. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $0.5 million and $0.3 million at March 31, 2026 and December 31, 2025, respectively. The Company had derivative liabilities of $2.8 million and $6.9 million at March 31, 2026 and December 31, 2025, respectively. The Company has not posted or received collateral with its derivative counterparties as of March 31, 2026 or December 31, 2025. See Note 9 for disclosures relating to the fair value of the derivative instruments.

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

At March 31, 2026, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of March 31, 2026 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2026, the Company estimates that through maturity, $27 thousand of losses will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its six Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of March 31, 2026, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of March 31, 2026, the Company estimates that through maturity, $280 thousand of gains will be reclassified from AOCI to other income.

Fair Value Hedges of Foreign Exchange Risk
The Company has a CAD denominated mortgage note receivable secured by a fitness & wellness property in Winnipeg, Canada. The Company uses cross-currency swaps designated as a fair value hedge to mitigate foreign currency risk associated with fluctuations in the USD-CAD spot rate associated with the principal remeasurement of this mortgage note. The Company has a cross-currency swap with an interim and final notional exchange of $27.9 million CAD and $20.0 million USD at a spot rate of $1.392 CAD per USD to fund the principal amount of the mortgage note receivable and monthly exchanges as noted below.

As of March 31, 2026, the Company had the following cross-currency swap designated as a fair value hedge:

Interim settlement exchange rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.25 CAD per USD	$27.9	$2.2	October 1, 2030

The change in fair value of the foreign currency derivative designated and qualifying as a fair value hedge of foreign exchange risk is recorded at fair value each period on the Company's consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency gain (loss). The foreign currency gain (loss) is included in "Other income" or "Other expense," as applicable, on the Company's consolidated statements of income and comprehensive income, which will offset the earnings impact of the foreign currency changes in the underlying transaction being hedged. The initial value of the component excluded from the assessment of effectiveness is recorded in AOCI and reclassified into earnings over the life of the hedging instrument. As of March 31, 2026, the Company estimates that during the twelve months ending March 31, 2027, $169 thousand of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of March 31, 2026, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2026 and 2025.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Months Ended March 31, 2026 and 2025 (Dollars in thousands)

	Three Months Ended March 31,
Description	2026	2025
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$36	$20
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(11)	120
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	255	68
Amount of Income Reclassified from AOCI into Earnings (2)	81	272
Fair Value Hedges
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative (3)	43	—
Amount of Gain Recognized in Earnings (2)(3)	39	—
Net Investment Hedges
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative	3,854	312
Total
Amount of Gain Recognized in AOCI on Derivatives	$4,188	$400
Amount of Income Reclassified from AOCI into Earnings	70	392
Amount of Gain Recognized in Earnings	39	—

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$34,763	$33,021
Other income in accompanying consolidated statements of income and comprehensive income	$10,070	$11,636
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025.
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

As of March 31, 2026, the fair value of the Company's derivatives in a liability position related to these agreements was $2.8 million. If the Company breaches any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, which, after considering the right of offset, was $2.6 million at March 31, 2026. As of March 31, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any provisions in these agreements.

9. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

Recurring fair value measurements
The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
March 31, 2026 and December 31, 2025
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2026
Cross-Currency Swaps (1)	$—	$371	$—	$371
Currency Forward Agreements (2)	—	(2,823)	—	(2,823)
Interest Rate Swap Agreements (1)	—	153	—	153

December 31, 2025
Cross-Currency Swaps (1)	$—	$101	$—	$101
Cross-Currency Swaps (2)	—	(252)	—	(252)
Currency Forward Agreements (2)	—	(6,677)	—	(6,677)
Interest Rate Swap Agreements (1)	—	194	—	194
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2026 and December 31, 2025
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2026:
Real estate investments, net (1)	$—	$—	$72,800	$72,800
2025:
Mortgage notes and related accrued interest receivable (2)	$—	$—	$—	$—
(1) As further discussed in Note 5, during the three months ended March 31, 2026, the Company exercised its purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. Management estimated the fair value of this property using an independent appraisal, which used a discounted cash flow model. The significant inputs and assumptions used in the real estate appraisal included a discount rate of 8.00% and a terminal capitalization rate of 7.25%. Estimating future cash flows is highly subjective and estimates can differ materially from actual results. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

(2) During the year ended December 31, 2025, the Company recorded an allowance for credit loss totaling $6.4 million related to one mortgage note receivable to fully reserve the outstanding principal balance as a result of changes in the borrower's financial status. Management valued the mortgage note receivable based on the fair value of the underlying collateral, which was determined taking into account various factors including implied asset value changes based on current market conditions and review of the financial statements of the borrower and was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2026 and December 31, 2025:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2026, the Company had a carrying value of $614.8 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.12%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.69%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.00% to 10.50%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $664.5 million with an estimated weighted average market rate of 7.87% at March 31, 2026.

At December 31, 2025, the Company had a carrying value of $679.3 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 8.97%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.69%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.00% to 10.50%, management estimates the fair value of the fixed-rate mortgage notes receivable to be $728.0 million with an estimated weighted average market rate of 7.91% at December 31, 2025.

Derivative instruments:
Derivative instruments are carried at their fair value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2026 and December 31, 2025, the Company had a carrying value of $25.0 million in variable-rate debt outstanding for both periods with an interest rate of approximately 3.82% and 3.95%, respectively. The carrying value of the variable-rate debt outstanding approximated the fair value at March 31, 2026 and December 31, 2025.

At both March 31, 2026 and December 31, 2025, the $25.0 million of variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 8 for additional information related to the Company's interest rate swap agreement.

At March 31, 2026, the Company had a carrying value of $2.93 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.40%. Discounting the future cash flows for fixed-rate debt using March 31, 2026 market rates of 3.82% to 5.55%, management estimates the fair value of the fixed rate debt to be approximately $2.82 billion with an estimated weighted average market rate of 4.98% at March 31, 2026.

At December 31, 2025, the Company had a carrying value of $2.93 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.40%. Discounting the future cash flows for fixed-rate debt using December 31, 2025 market rates of 3.54% to 5.12%, management estimates the fair value of the fixed rate debt to be approximately $2.85 billion with an estimated weighted average market rate of 4.61% at December 31, 2025.

10. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2026 and 2025 (amounts in thousands except per share information):

	Three Months Ended March 31, 2026
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$62,610
Less: preferred dividend requirements	(6,032)
Net income available to common shareholders	$56,578	76,326	$0.74
Diluted EPS:
Net income available to common shareholders	$56,578	76,326
Effect of dilutive securities:
Share options and performance share units	—	247
Net income available to common shareholders	$56,578	76,573	$0.74

	Three Months Ended March 31, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$65,803
Less: preferred dividend requirements	(6,032)
Net income available to common shareholders	$59,771	75,804	$0.79
Diluted EPS:
Net income available to common shareholders	$59,771	75,804
Effect of dilutive securities:
Share options and performance share units	—	411
Net income available to common shareholders	$59,771	76,215	$0.78

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

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.4 million and 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for the three months ended March 31, 2026 and 2025, respectively.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three months ended March 31, 2026 and 2025.

•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for both the three months ended March 31, 2026 and 2025.
•The effect of 60 thousand contingently issuable performance shares granted during 2026 for the three months ended March 31, 2026.
•The effect of 797,422 common shares related to forward sales agreements under the Company's ATM Program that have not settled for the three months ended March 31, 2026.

11. Retirement of Executive Vice President and Chief Investment Officer

On March 2, 2026, the Company's Executive Vice President and Chief Investment Officer, Greg Zimmerman, retired from his position at the Company. The role of Executive Vice President and Chief Investment Officer has been assumed by Ben Fox, who joined the Company in August of 2025. During the three months ended March 31, 2026, the Company recorded retirement and severance expense related to Mr. Zimmerman's retirement totaling $1.4 million, which included cash payments totaling $0.4 million and accelerated vesting of nonvested shares totaling $1.0 million.

12. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of restricted common shares, restricted share units, performance share units or other share-based awards. Under the 2016 Equity Incentive Plan, an aggregate of 5,950,000 common shares may be granted. At March 31, 2026, there were 1,688,595 shares available for issuance under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2025	648,878	$46.05
Granted	336,422	54.68
Vested	(331,954)	45.24
Outstanding at March 31, 2026	653,346	$50.93	1.61

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $16.9 million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $2.1 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.4 million for three months ended March 31, 2026. At March 31, 2026, unamortized share-based compensation expense related to nonvested shares was $19.5 million.

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)	Weighted avg. life remaining
Outstanding at December 31, 2025	341,692	$57.97
Granted	119,459	56.19
Vested (2)	(111,593)	63.08
Outstanding at March 31, 2026	349,558	$55.73	1.75

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

(2) The achievement of the performance conditions for the performance share units granted during the year ended December 31, 2023 resulted in a performance payout percentage of 250% for both the Company's TSR relative to the TSRs of the Company's peer group companies and the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index. Achievement of the Company's CAGR in AFFO per share over the three-year performance period was not achieved and resulted in no pay-out. The achievement of the performance conditions and the above payout percentages resulted in the issuance of 209,238 common shares and 53,141 common shares from dividend equivalents. The fair value of the performance share units and dividend equivalents that vested was $15.2 million.

The number of common shares issuable upon settlement of the performance share units granted during the three months ended March 31, 2026, 2025 and 2024 will be based upon the Company's achievement level relative to performance measures at December 31, 2028, 2027 and 2026, respectively. The performance share units accrue dividend equivalents that are paid as additional common shares based on the Company's achievement levels and upon settlement of the performance share units. The Company's achievement level relative to the performance measures is assigned a specific payout percentage for each of these years, which is multiplied by a target number of performance share units.

TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
52.2%	26.1%	21.7%

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $5.4 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2028, 2027 and 2026 for performance share units granted in 2026, 2025 and 2024, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the three months ended March 31, 2026: risk-free interest rate of 3.6%, volatility factors in the expected market price of the Company's common shares of 22% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2026, achievement of the performance condition was deemed probable for the performance share units granted during the three months ended March 31, 2026 and 2025 with an expected payout percentage of 132% and 157%, respectively, which resulted in grant date fair values of approximately $1.7 million and $1.9 million, respectively. Achievement of the performance condition for the performance share units granted during the three months ended March 31, 2024 was deemed not probable at March 31, 2026.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.4 million for both the three months ended March 31, 2026 and 2025. Expense related to performance share units and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.6 million for the three months ended March 31, 2026. At March 31, 2026, unamortized share-based compensation expense related to nonvested performance share units was $11.3 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2025	42,071	$56.01
Granted	—	—
Vested	—	—
Outstanding at March 31, 2026	42,071	$56.01	0.17

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unamortized share-based compensation expense related to restricted share units was $0.4 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of March 31, 2026 and December 31, 2025, the Company was lessee in 50 operating ground leases, and lessee in an operating lease of its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of March 31, 2026, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event a tenant fails to pay the ground lease rent or if the property does not have a subtenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three months ended March 31, 2026 and 2025 (in thousands):

		Three Months Ended March 31,
	Classification	2026	2025
Lease revenue
Operating leases	Rental revenue	$148,423	$139,779
Sublease income - operating ground leases	Rental revenue	6,762	6,580

Lease costs
Operating ground lease cost	Property operating expense	$6,679	$6,668
Operating office lease cost	General and administrative expense	224	224

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

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of March 31, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,251,679	$360,590	$70,543	$5,682,812

	As of December 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,241,639	$363,430	$94,693	$5,699,762

Operating Data:
	Three Months Ended March 31, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$146,546	$8,639	$—	$155,185
Other income	10,031	—	39	10,070
Mortgage and other financing income	15,992	5	—	15,997
Total revenue	172,569	8,644	39	181,252

Property operating expense	15,131	5	217	15,353
Other expense	10,989	—	—	10,989
Total investment expenses	26,120	5	217	26,342
Net operating income - before unallocated items	146,449	8,639	(178)	154,910

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(14,242)
Retirement and severance expense				(1,423)
Transaction costs				(293)
(Provision) benefit for credit losses, net				5,597
Depreciation and amortization				(44,957)
Gain on real estate transactions				1,027
Interest expense, net				(34,763)
Equity in loss from joint ventures				(2,632)
Income tax expense				(614)
Net income				62,610
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$56,578

	Three Months Ended March 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$135,806	$10,553	$—	$146,359
Other income	11,458	—	178	11,636
Mortgage and other financing income	16,771	267	—	17,038
Total revenue	164,035	10,820	178	175,033

Property operating expense	14,931	4	236	15,171
Other expense	12,611	—	—	12,611
Total investment expenses	27,542	4	236	27,782
Net operating income - before unallocated items	136,493	10,816	(58)	147,251

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(14,024)
Transaction costs				(567)
(Provision) benefit for credit losses, net				652
Depreciation and amortization				(41,089)
Gain on real estate transactions				9,384
Interest expense, net				(33,021)
Equity in loss from joint ventures				(2,647)
Income tax expense				(136)
Net income				65,803
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$59,771

15. Other Commitments and Contingencies

As of March 31, 2026, the Company had 16 development projects with commitments to fund an aggregate of approximately $37.5 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed or progressing in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of specified events outside of its direct control. As of March 31, 2026, the Company had two mortgage notes with commitments totaling approximately $46.7 million. If commitments are funded in the future, the Company will charge interest at rates consistent with the existing investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements,” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A - "Risk Factors" in our 2025 Annual Report.

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

We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our strategy has been to structure leases and financings to ensure a positive spread between our cost of capital and the rentals or interest paid by our tenants. To mitigate initial lease-up risks and support a predictable income stream, we typically acquire or develop single-tenant properties that are pre-leased under long-term leases. We have also entered into certain joint ventures. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), managing our expanding portfolio and having a cost of capital that allows us to grow our investments in new properties beyond those funded primarily with free cash and disposition proceeds.

As of March 31, 2026, our total assets were approximately $5.7 billion (after accumulated depreciation of approximately $1.8 billion) with properties located in 42 states and Canada. Our total investments (a non-GAAP financial measure) were approximately $7.1 billion as of March 31, 2026. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at March 31, 2026 and December 31, 2025. We group our investments into two reportable segments, Experiential and Education. As of March 31, 2026, our Experiential investments comprised $6.7 billion, or 94%, and our Education investments comprised $0.4 billion, or 6%, of our total investments.

As of March 31, 2026, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•148 theatre properties;
•61 eat & play properties (including seven theatres located in entertainment districts);
•26 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•28 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of March 31, 2026, our wholly-owned Experiential real estate portfolio consisted of approximately 19.2 million square feet, was 99% leased or operated and included $23.4 million in property under development and $20.2 million in undeveloped land inventory.

As of March 31, 2026, our Education portfolio consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of March 31, 2026, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased.

The combined wholly-owned portfolio consisted of 20.3 million square feet and was 99% leased or operated.

Geopolitical and International Trade Environment
Recent geopolitical events and macroeconomic trends, including evolving global armed conflicts and significant changes in U.S. and international trade policies, have produced heightened uncertainty. This uncertainty could weaken economic conditions, contribute to inflation, increase borrowing costs and decrease consumer spending. Tariff increases and supply chain disruptions may impact our business by increasing the cost of construction materials, which in turn may lead to higher development and renovation expenses. This increase in costs may result in reduced yields on development projects and potentially delay or result in cancelled planned projects. Additionally, our tenants and their customers are similarly experiencing these uncertainties, which could negatively affect their financial resources and ability to satisfy their obligations to us.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share are detailed below for the three months ended March 31, 2026 and 2025 (in millions, except per share information):

	Three Months Ended March 31,
	2026	2025	% Change
Total revenue	$181.3	$175.0	3.6%
Net income available to common shareholders per diluted share	$0.74	$0.78	(5.1)%
FFOAA per diluted share	$1.26	$1.19	5.9%

The major factors impacting our results for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 were as follows:
•The effect of investments and dispositions that occurred in 2026 and 2025;
•The recognition of lower other income and other expense primarily related to having fewer operating properties for the three months ended March 31, 2026 versus the three months ended March 31, 2025;
•The recognition of higher retirement and severance expense for the three months ended March 31, 2026 versus the three months ended March 31, 2025;
•The increase in the benefit for credit losses, net for the three months ended March 31, 2026 versus the three months ended March 31, 2025; and
•The recognition of lower gain on real estate transactions for the three months ended March 31, 2026 versus the three months ended March 31, 2025.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2025 Annual Report. For the three months ended March 31, 2026, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the three months ended March 31, 2026 and 2025 totaled $51.3 million and $37.7 million, respectively, and is detailed below (in thousands):

Three Months Ended March 31, 2026
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$16	$—	$16	$—	$—	$—
Eat & Play	11,901	11,869	32	—	—	—
Experiential Lodging	571	—	—	501		70
Fitness & Wellness	38,843	—	2,983	34,485	1,375	—
Total Experiential	51,331	11,869	3,031	34,986	1,375	70

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$51,331	$11,869	$3,031	$34,986	$1,375	$70

Three Months Ended March 31, 2025
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$14,806	$14,180	$626	$—	$—	$—
Attractions	14,281	—	—	14,281	—	—
Experiential Lodging	740	—	—	—	—	740
Fitness & Wellness	7,850	—	7,552	—	298	—
Total Experiential	37,677	14,180	8,178	14,281	298	740

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$37,677	$14,180	$8,178	$14,281	$298	$740

The above amounts include $0.4 million and $1.5 million in capitalized interest and $46 thousand and $39 thousand in other general and administrative direct project costs for the three months ended March 31, 2026 and 2025, respectively. Excluded from the table above is approximately $0.2 million and $1.3 million of maintenance capital expenditures for the three months ended March 31, 2026 and 2025, respectively.

Subsequent to quarter-end, we completed the acquisition of six U.S. attraction properties as part of our previously announced acquisition of a portfolio of seven attraction properties from Six Flags Entertainment Corporation. These six properties comprise the substantial majority of this $315.0 million portfolio investment, are located throughout the U.S. will be leased to and operated by Enchanted Parks (formerly Innovative Attraction Management) pursuant to a long-term triple-net master lease. La Ronde, the one park located in Canada, will be leased to and operated by La Ronde Operations, Inc. pursuant to a long-term triple-net lease following the closing of the transaction, which is expected to occur in the second quarter of 2026 subject to customary closing conditions.

Mortgage Note Receivable Conversion
During the three months ended March 31, 2026, we exercised our purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. In connection with this conversion, we recognized a gain on real estate transactions of approximately $1.0 million and a benefit for credit losses of approximately $1.3 million.

Chief Investment Officer Transition
On March 2, 2026, our Executive Vice President and Chief Investment Officer, Greg Zimmerman, retired from his position. The role of Executive Vice President and Chief Investment Officer has been assumed by Ben Fox, who joined us in August of 2025. During the three months ended March 31, 2026, we recorded retirement and severance expense related to Mr. Zimmerman's retirement totaling $1.4 million, which included cash payments totaling $0.4 million and accelerated vesting of nonvested shares totaling $1.0 million.

Capital Markets Activities
During the three months ended March 31, 2026, we entered into a forward sales agreement pursuant to our "at-the-market" offering program ("ATM Program") to sell an aggregate of 797,422 common shares for initial gross proceeds of $47.5 million upon settlement, or an average forward price of $59.52 per share, subject to adjustment. We have the option to settle the outstanding common shares any time before the maturity of the forward sales agreement on March 1, 2027, subject to customary closing conditions, for the initial gross proceeds as adjusted for payment of commissions and applicable dividends as well as daily adjustment based on the overnight bank borrowing rate less a spread. As of March 31, 2026, we have $352.5 million of remaining capacity under our ATM Program.

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Minimum rent (1)	$143,030	$133,841	$9,189
Percentage rent (2)	2,116	3,257	(1,141)
Straight-line rent	3,490	3,397	93
Tenant reimbursements	6,079	5,421	658
Other rental revenue	470	443	27
Total rental revenue	$155,185	$146,359	$8,826

Other income (3)	10,070	11,636	(1,566)
Mortgage and other financing income (4)	15,997	17,038	(1,041)
Total revenue	$181,252	$175,033	$6,219

(1) For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, the increase in minimum rent resulted from an increase of $6.6 million related to property acquisitions and developments completed in 2026 and 2025. In addition, there was a net increase in minimum rent of $3.8 million related to existing properties. This was partially offset by a decrease in rental revenue of $1.2 million from property dispositions.

During the three months ended March 31, 2026, we renewed two lease agreements on a ski property. We had no change in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The decrease in percentage rent (i.e., amounts above base rent) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to lower percentage rent recognized from one of our early childhood education center tenants.

(3) The decrease in other income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 related primarily to a decrease in operating income from two operating theatre properties that were sold during the three months ended March 31, 2025.

(4) The decrease in mortgage and other financing income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 related to $1.8 million of participating interest income recognized during the three months ended March 31, 2025, which related to amounts under review with one borrower regarding the calculation of participating interest income from prior periods that was resolved during the three months ended March 31, 2025. This was partially offset by interest income on new mortgage notes receivable funded in 2025 and from additional investments on existing mortgage note receivables in 2025 and 2026.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Property operating expense	$15,353	$15,171	$182
Other expense (1)	10,989	12,611	(1,622)
General and administrative expense	14,242	14,024	218
Retirement and severance expense (2)	1,423	—	1,423
Transaction costs	293	567	(274)
Provision (benefit) for credit losses, net (3)	(5,597)	(652)	(4,945)
Depreciation and amortization (4)	44,957	41,089	3,868
Gain on real estate transactions (5)	1,027	9,384	(8,357)
Interest expense, net (6)	34,763	33,021	1,742
Equity in loss from joint ventures	2,632	2,647	(15)
Income tax expense	614	136	478
Preferred dividend requirements	6,032	6,032	—
(1) The decrease in other expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 related primarily to a decrease in operating expense from two operating theatre properties that were sold during the three months ended March 31, 2025.
(2) Retirement and severance expense for the three months ended March 31, 2026 related to the retirement of our former Executive Vice President and Chief Investment Officer. There was no retirement and severance expense for the three months ended March 31, 2025.
(3) The change in provision (benefit) for credit losses, net for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to a credit loss benefit of $1.3 million recognized in connection with the conversion of a $70.0 million mortgage note receivable to a wholly-owned rental property and changes in our estimated current expected credit losses primarily due to improved property level performance and improved macro-economic conditions.
(4) The increase in depreciation and amortization for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 resulted from acquisitions and developments completed in 2026 and 2025. This was partially offset by property dispositions that occurred during 2025.
(5) The gain on real estate transactions for the three months ended March 31, 2026 related to the conversion of a $70.0 million mortgage note receivable into a wholly-owned rental property. The gain on real estate transactions for the three months ended March 31, 2025 related to the sale of one vacant theatre property, two operating theatre properties, one vacant early childhood education center and 10 early childhood education centers.
(6) The increase in interest expense, net for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 resulted from a decrease in capitalized interest and an increase in average borrowings. This was offset by an increase in interest income recognized on short-term investments.
Liquidity and Capital Resources

Cash and cash equivalents were $68.5 million at March 31, 2026. In addition, we had restricted cash of $6.1 million at March 31, 2026, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Facility
At March 31, 2026, we had total debt outstanding of $2.9 billion, of which 99% was unsecured.

At March 31, 2026, we had outstanding $2.75 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At March 31, 2026, we had no balance outstanding under our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility is governed by the terms of our Fourth Amended, Restated and Consolidated Credit Agreement (the "Amended Credit Agreement"). The facility will mature on October 2, 2028. We have two options to extend the maturity date of this credit facility by an additional six months each (for a total of 12 months), subject to paying additional fees and the absence of any default. The Amended Credit Agreement provides for an initial maximum principal amount of borrowing availability of $1.0 billion, which includes a $100.0 million letter-of-credit subfacility and a $300.0 million foreign currency revolving credit subfacility. The credit facility contains an "accordion" feature under which we may increase the total maximum principal amount available by $1.0 billion, to a total of $2.0 billion, subject to lender consent. The unsecured revolving credit facility bears interest at a floating rate of SOFR plus 1.05% (based on our unsecured debt ratings and with a SOFR floor of zero), which was 4.68% at March 31, 2026. Additionally, the facility fee on the revolving credit facility is 0.25%.

At March 31, 2026, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At March 31, 2026, the interest rate for these Series B private placement notes was 4.56%.

Our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, share repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at March 31, 2026.

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

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with proceeds from senior unsecured note and equity offerings. Our unsecured revolving credit facility and cash from operations are also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Capital Markets
As discussed above, during the three months ended March 31, 2026, we entered into a forward sales agreement pursuant to our "at-the-market" offering program ("ATM Program") to sell an aggregate of 797,422 common shares for initial gross proceeds of $47.5 million upon settlement, or an average forward price of $59.52 per share, subject to adjustment. We have the option to settle the outstanding common shares any time before the maturity of the forward sales agreement on March 1, 2027, subject to customary closing conditions, for the initial gross proceeds as adjusted for payment of commissions and applicable dividends as well as daily adjustment based on the overnight bank borrowing rate less a spread. As of March 31, 2026, we have $352.5 million of remaining capacity under our ATM Program.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$113,367	$99,369
Net cash (used) provided by investing activities	(50,865)	42,397
Net cash used by financing activities	(86,471)	(150,490)

Commitments
As of March 31, 2026, we had 16 development projects with commitments to fund an aggregate of approximately $37.5 million, of which approximately $20.9 million is expected to be funded in the remainder of 2026. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2026, we had two mortgage notes with commitments totaling approximately $46.7 million, all of which is expected to be funded in the remainder of 2026. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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

Non-GAAP Financial Measures

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds From Operations (AFFO)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from real estate transactions and impairment losses on real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2026 and 2025 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2026	2025
FFO:
Net income available to common shareholders of EPR Properties	$56,578	$59,771
Gain on real estate transactions	(1,027)	(9,384)
Real estate depreciation and amortization	44,797	40,932
Allocated share of joint venture depreciation	996	1,036
FFO available to common shareholders of EPR Properties	$101,344	$92,355

FFO available to common shareholders of EPR Properties	$101,344	$92,355
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted FFO available to common shareholders of EPR Properties	$105,220	$96,231

FFOAA:
FFO available to common shareholders of EPR Properties	$101,344	$92,355
Retirement and severance expense	1,423	—
Transaction costs	293	567
Provision (benefit) for credit losses, net	(5,597)	(652)
Deferred income tax expense (benefit)	114	(530)
FFOAA available to common shareholders of EPR Properties	$97,577	$91,740

FFOAA available to common shareholders of EPR Properties	$97,577	$91,740
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted FFOAA available to common shareholders of EPR Properties	$101,453	$95,616

	Three Months Ended March 31,
	2026	2025
AFFO:
FFOAA available to common shareholders of EPR Properties	$97,577	$91,740
Non-real estate depreciation and amortization	160	157
Deferred financing fees amortization	2,672	2,206
Share-based compensation expense to management and trustees	4,099	3,867
Amortization of above and below market leases, net and tenant allowances	(81)	(81)
Maintenance capital expenditures (1)	(211)	(1,251)
Straight-lined rental revenue	(3,490)	(3,397)
Straight-lined ground sublease expense	(49)	2
Non-cash portion of mortgage and other financing income	(546)	(297)
AFFO available to common shareholders of EPR Properties	$100,131	$92,946

AFFO available to common shareholders of EPR Properties	$100,131	$92,946
Add: Preferred dividends for Series C preferred shares	1,938	1,938
Add: Preferred dividends for Series E preferred shares	1,938	1,938
Diluted AFFO available to common shareholders of EPR Properties	$104,007	$96,822

FFO per common share:
Basic	$1.33	$1.22
Diluted	1.31	1.20
FFOAA per common share:
Basic	$1.28	$1.21
Diluted	1.26	1.19
Shares used for computation (in thousands):
Basic	76,326	75,804
Diluted	76,573	76,215

Weighted average shares outstanding-diluted EPS	76,573	76,215
Effect of dilutive Series C preferred shares	2,371	2,336
Effect of dilutive Series E preferred shares	1,672	1,665
Adjusted weighted average shares outstanding-diluted Series C and Series E	80,616	80,216

Other financial information:
Dividends per common share	$0.900	$0.865
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three months ended March 31, 2026 and 2025. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

Net Debt and Proforma Net Debt
Net Debt represents debt (reported in accordance with GAAP) adjusted to exclude deferred financing costs, net and reduced for cash and cash equivalents. By excluding deferred financing costs, net, and reducing debt for cash and cash equivalents on hand, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. Proforma Net Debt is presented by subtracting the estimated net proceeds from forward sales agreements under our ATM Program from Net Debt. We believe both of these calculations constitute beneficial supplemental non-GAAP financial disclosures to investors in understanding our financial condition. Our method of calculating Net Debt and Proforma Net Debt may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

Net Debt to Gross Assets Ratio and Proforma Net Debt to Gross Assets Ratio
Net Debt to Gross Assets Ratio and Proforma Net Debt to Gross Assets Ratio are supplemental measures derived from non-GAAP financial measures that we use to evaluate capital structure and the magnitude of debt to gross assets. We believe that investors commonly use versions of these ratios in similar manners. Our method of calculating the Net Debt to Gross Assets Ratio and Proforma Net Debt to Gross Assets Ratio may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

EBITDAre
NAREIT developed EBITDAre as a relative non-GAAP financial measure of REITs, independent of a company's capital structure, to provide a uniform basis to measure the enterprise value of a company. Pursuant to the definition of EBITDAre by the Board of Governors of NAREIT, we calculate EBITDAre as net income, computed in accordance with GAAP, excluding interest expense (net), income tax (benefit) expense, depreciation and amortization, gains and losses on real estate transactions, impairment losses on real estate, costs associated with loan refinancing or payoff and adjustments for unconsolidated partnerships, joint ventures and other affiliates.

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

Net Debt to Adjusted EBITDAre Ratio and Proforma Net Debt to Adjusted EBITDAre Ratio
Net Debt to Adjusted EBITDAre Ratio and Proforma Net Debt to Adjusted EBITDAre Ratio are supplemental measures derived from non-GAAP financial measures that we use to evaluate our capital structure and the magnitude of our debt against our operating performance. We believe that investors commonly use versions of these ratios in similar manners. In addition, financial institutions use versions of these ratios in connection with debt agreements to set pricing and covenant limitations. Our method of calculating the Net Debt to Adjusted EBITDAre Ratio and Proforma Net Debt to Adjusted EBITDAre Ratio may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Reconciliations of debt, total assets and net income (all reported in accordance with GAAP) to Net Debt, Proforma Net Debt, Gross Assets, Net Debt to Gross Assets Ratio, Proforma Net Debt to Gross Assets Ratio, EBITDAre, Adjusted EBITDAre, Net Debt to Adjusted EBITDAre Ratio and Proforma Net Debt to Adjusted EBITDAre Ratio (each of which is a non-GAAP financial measure), as applicable, are included in the following tables (unaudited, in thousands except ratios):

	March 31,
	2026	2025
Net Debt:
Debt	$2,931,377	$2,791,962
Deferred financing costs, net	23,215	17,630
Cash and cash equivalents	(68,465)	(20,572)
Net Debt	$2,886,127	$2,789,020

Proforma Net Debt:
Net Debt	$2,886,127	$2,789,020
Estimated net proceeds from forward sales agreements (1)	(46,855)	—
Proforma Net Debt	$2,839,272	$2,789,020

Gross Assets:
Total Assets	$5,682,812	$5,532,549
Accumulated depreciation	1,756,760	1,595,820
Cash and cash equivalents	(68,465)	(20,572)
Gross Assets	$7,371,107	$7,107,797

Debt to Total Assets Ratio	52%	50%
Net Debt to Gross Assets Ratio	39%	39%
Proforma Net Debt to Gross Assets Ratio	39%	39%

	Three Months Ended March 31,
	2026	2025
EBITDAre and Adjusted EBITDAre:
Net income	$62,610	$65,803
Interest expense, net	34,763	33,021
Income tax expense	614	136
Depreciation and amortization	44,957	41,089
Gain on real estate transactions	(1,027)	(9,384)
Allocated share of joint venture depreciation	996	1,036
Allocated share of joint venture interest expense	503	375
EBITDAre	$143,416	$132,076
Retirement and severance expense	1,423	—
Transaction costs	293	567
Provision (benefit) for credit losses, net	(5,597)	(652)
Adjusted EBITDAre (for the quarter)	$139,535	$131,991

Adjusted EBITDAre (annualized) (2)	$558,140	$527,964

Net Debt/Adjusted EBITDAre Ratio	5.2	5.3

Proforma Net Debt/Adjusted EBITDAre Ratio	5.1	5.3

(1) Represents proforma adjustments for estimated net proceeds from forward sales agreements that have not settled as if they have been physically settled for cash as of the date presented. Settlement of these shares is subject to customary closing conditions, and actual net proceeds will be net of costs and certain adjustments calculated on the settlement date.
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

	March 31, 2026	December 31, 2025
Total assets	$5,682,812	$5,699,762
Operating lease right-of-use assets	(166,646)	(170,755)
Cash and cash equivalents	(68,465)	(90,577)
Restricted cash	(6,091)	(8,071)
Accounts receivable	(101,230)	(97,855)
Add: accumulated depreciation on real estate investments	1,756,760	1,714,886
Add: accumulated amortization on intangible assets (1)	32,127	31,584
Prepaid expenses and other current assets (1)	(42,511)	(37,237)
Total investments	$7,086,756	$7,041,737

Total Investments:
Real estate investments, net of accumulated depreciation	$4,589,678	$4,494,259
Add back accumulated depreciation on real estate investments	1,756,760	1,714,886
Land held for development	20,168	20,168
Property under development	23,377	54,905
Mortgage notes and related accrued interest receivable, net	614,759	679,254
Investment in joint ventures	9,684	12,316
Intangible assets, gross (1)	69,678	63,239
Notes receivable and related accrued interest receivable, net (1)	2,652	2,710
Total investments	$7,086,756	$7,041,737

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	March 31, 2026	December 31, 2025
Intangible assets, gross	$69,678	$63,239
Less: accumulated amortization on intangible assets	(32,127)	(31,584)
Notes receivable and related accrued interest receivable, net	2,652	2,710
Prepaid expenses and other current assets	42,511	37,237
Total other assets	$82,714	$71,602

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2026, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

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

Hedges of Foreign Exchange Risk
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

Additionally, we have a CAD denominated mortgage note receivable that exposes us to currency risk associated with the fluctuations in the USD-CAD spot rate associated with the principal remeasurement of this mortgage note as well as the interest received from the borrower. In order to hedge this risk, we entered into a cross-currency swap designated as a fair value hedge as further described below.

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

We entered into two USD-CAD cross-currency swaps that became effective December 1, 2024, with a total fixed original notional value of $90.0 million CAD and $66.2 million USD. The net effect of these swaps is to lock in an exchange rate of $1.35 CAD per USD on approximately $8.1 million annual CAD denominated cash flows through December 2026.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - "Risk Factors" in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2026 common shares	123,297	(1)	$49.90	—	$—
February 1 through February 28, 2026 common shares	104,130	(1)	57.75	—	—
March 1 through March 31, 2026 common shares	16,451	(1)	59.41	—	—

Total	243,878		$53.89	—	$—

(1) The repurchases of equity securities during January, February and March 2026 were completed in conjunction with the vesting of employee nonvested shares and performance share units. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Except as noted below, during the quarter ended March 31, 2026, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On March 24, 2026, Gwendolyn Johnson, the Company's Senior Vice President - Asset Management, through a family trust, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,000 common shares that is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. The first trade may not occur until June 23, 2026, at the earliest. The duration of the Rule 10b5-1 trading arrangement is until June 23, 2027, or earlier if all transactions under the trading arrangement are completed.

On March 24, 2026, Paul Turvey, the Company's Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement for the sale of up to 6,400 common shares that is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. The first trade may not occur until June 23, 2026, at the earliest. The duration of the Rule 10b5-1 trading arrangement is until June 22, 2027, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

10.1*	Retirement and Release Agreement, dated as of March 2, 2026, by and between the Company and Gregory E. Zimmerman, is attached hereto as Exhibit 10.1.
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	May 7, 2026	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2026	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)