Form 10-Q
period 2026-06-30
EPR PROPERTIES
filed 2026-07-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

At July 29, 2026, there were 76,608,922 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,801,757 and $1,714,886 at June 30, 2026 and December 31, 2025, respectively	$4,953,959	$4,494,259
Land held for development	20,168	20,168
Property under development	10,046	54,905
Operating lease right-of-use assets	199,192	170,755
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $10,889 and $15,929 at June 30, 2026 and December 31, 2025, respectively	616,881	679,254
Investment in joint ventures	8,693	12,316
Cash and cash equivalents	16,197	90,577
Restricted cash	4,388	8,071
Accounts receivable	111,421	97,855
Other assets	111,168	71,602
Total assets	$6,052,113	$5,699,762
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$78,750	$99,392
Operating lease liabilities	231,884	204,747
Common dividends payable	23,730	22,463
Preferred dividends payable	6,032	6,032
Unearned rents and interest	109,280	108,546
Debt	3,293,013	2,929,411
Total liabilities	3,742,689	3,370,591
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at June 30, 2026 and December 31, 2025; and 84,891,471 and 84,239,580 shares issued at June 30, 2026 and December 31, 2025, respectively	849	842
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,392,616 Series C convertible shares issued at June 30, 2026 and December 31, 2025; liquidation preference of $134,815,400	54	54
3,445,980 Series E convertible shares issued at June 30, 2026 and December 31, 2025; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at June 30, 2026 and December 31, 2025; liquidation preference of $150,000,000	60	60
Additional paid-in capital	3,995,696	3,978,093
Treasury shares at cost: 8,341,828 and 8,094,942 common shares at June 30, 2026 and December 31, 2025, respectively	(308,561)	(295,290)
Accumulated other comprehensive (loss) income	(771)	1,037
Distributions in excess of net income	(1,377,937)	(1,355,659)
Total equity	$2,309,424	$2,329,171
Total liabilities and equity	$6,052,113	$5,699,762
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenue	$169,033	$150,351	$324,218	$296,710
Other income	11,764	12,218	21,834	23,854
Mortgage and other financing income	15,282	15,499	31,279	32,537
Total revenue	196,079	178,068	377,331	353,101
Property operating expense	15,366	14,661	30,719	29,832
Other expense	11,064	11,959	22,053	24,570
General and administrative expense	13,976	13,230	28,218	27,254
Retirement and severance expense	—	—	1,423	—
Transaction costs	45	669	338	1,236
Provision (benefit) for credit losses, net	138	997	(5,459)	345
Depreciation and amortization	48,630	42,080	93,587	83,169
Total operating expenses	89,219	83,596	170,879	166,406
Gain on real estate transactions	182	16,779	1,209	26,163
Income from operations	107,042	111,251	207,661	212,858
Interest expense, net	38,275	33,246	73,038	66,267
Equity in loss from joint ventures	984	1,681	3,616	4,328
Income before income taxes	67,783	76,324	131,007	142,263
Income tax expense	617	681	1,231	817
Net income	67,166	75,643	129,776	141,446
Preferred dividend requirements	6,040	6,040	12,072	12,072
Net income available to common shareholders of EPR Properties	$61,126	$69,603	$117,704	$129,374
Net income available to common shareholders of EPR Properties per share:
Basic	$0.80	$0.91	$1.54	$1.70
Diluted	$0.79	$0.91	$1.53	$1.69
Shares used for computation (in thousands):
Basic	76,521	76,083	76,424	75,944
Diluted	77,017	76,571	76,897	76,404

Other comprehensive income:
Net income	$67,166	$75,643	$129,776	$141,446
Foreign currency translation adjustment	(5,552)	13,983	(10,059)	14,164
Unrealized gain (loss) on derivatives, net	4,172	(10,420)	8,251	(10,412)
Comprehensive income attributable to EPR Properties	$65,786	$79,206	$127,968	$145,198

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	1,564	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units	532,326	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,833)	—	—	(9,833)
Share-based compensation expense	—	—	—	—	3,867	—	—	—	3,867
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	—	65,803	65,803
Issuances of common shares	6,801	—	—	—	329	—	—	—	329
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Share option exercises, net	268	—	—	—	12	(12)	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to common shareholders ($0.865 per share)	—	—	—	—	—	—	—	(65,753)	(65,753)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2025	84,160,742	$842	14,838,596	$148	$3,963,430	$(295,258)	$(3,567)	$(1,344,583)	$2,321,012

Restricted share units issued to Trustees	42,071	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,912	—	—	—	3,912
Foreign currency translation adjustment	—	—	—	—	—	—	13,983	—	13,983
Change in unrealized loss on derivatives, net		—	—	—	—	—	(10,420)	—	(10,420)
Net income	—	—	—	—	—	—	—	75,643	75,643
Issuances of common shares	6,354	—	—	—	336	—	—	—	336
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.885 per share)	—	—	—	—	—	—	—	(67,335)	(67,335)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2025	84,209,167	$842	14,838,596	$148	$3,967,678	$(295,258)	$(4)	$(1,342,315)	$2,331,091

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2025	84,239,580	$842	14,838,596	$148	$3,978,093	$(295,290)	$1,037	$(1,355,659)	$2,329,171
Issuance of nonvested shares and performance share units	598,801	6	—	—	7,336	—	—	—	7,342
Purchase of common shares for vesting	—	—	—	—	—	(13,143)	—	—	(13,143)
Share-based compensation expense	—	—	—	—	4,099	—	—	—	4,099
Share-based compensation included in retirement and severance expense	—	—	—	—	1,041	—	—	—	1,041
Foreign currency translation adjustment	—	—	—	—	—	—	(4,507)	—	(4,507)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,079	—	4,079
Net income	—	—	—	—	—	—	—	62,610	62,610
Issuances of common shares	5,776	—	—	—	326	—	—	—	326
Dividends to common shareholders ($0.90 per share)	—	—	—	—	—	—	—	(68,816)	(68,816)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2026	84,844,157	$848	14,838,596	$148	$3,990,895	$(308,433)	$609	$(1,367,897)	$2,316,170

Restricted share units issued to Trustees	40,741	1	—	—	—	—	—	—	1
Cancellations of nonvested shares	—	—	—	—	128	(128)	—	—	—
Share-based compensation expense	—	—	—	—	4,296	—	—	—	4,296
Foreign currency translation adjustment	—	—	—	—	—	—	(5,552)	—	(5,552)
Change in unrealized gain on derivatives, net		—	—	—	—	—	4,172	—	4,172
Net income	—	—	—	—	—	—	—	67,166	67,166
Issuances of common shares	6,573	—	—	—	377	—	—	—	377
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.93 per share)	—	—	—	—	—	—	—	(71,166)	(71,166)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2026	84,891,471	$849	14,838,596	$148	$3,995,696	$(308,561)	$(771)	$(1,377,937)	$2,309,424

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$129,776	$141,446
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate transactions	(1,209)	(26,163)
Deferred income tax expense (benefit)	369	(623)
Provision (benefit) for credit losses, net	(5,459)	345
Equity in loss from joint ventures	3,616	4,328
Distributions from joint ventures	7	11
Depreciation and amortization	93,587	83,169
Amortization of deferred financing costs	5,371	4,308
Amortization of above/below market leases and tenant allowances, net	(156)	(162)
Share-based compensation expense to management and Trustees	8,395	7,779
Share-based compensation expense included in retirement and severance expense	1,041	—
Change in assets and liabilities:
Operating lease assets and liabilities	(1,307)	(552)
Mortgage notes accrued interest receivable	(1,268)	(421)
Accounts receivable	(13,653)	(12,481)
Other assets	(2,943)	(4,877)
Accounts payable and accrued liabilities	(435)	(6,401)
Unearned rents and interest	(9,196)	(3,016)
Net cash provided by operating activities	206,536	186,690
Investing activities:
Acquisition of and investments in real estate and other assets	(458,359)	(19,541)
Proceeds from sale of real estate	690	106,436
Investment in mortgage notes receivable	(14,695)	(9,776)
Proceeds from mortgage notes receivable paydowns	11,065	9,458
Proceeds from note receivable paydowns	227	279
Additions to properties under development	(19,207)	(57,033)
Net cash (used) provided by investing activities	(480,279)	29,823
Financing activities:
Proceeds from long-term debt facilities	435,000	414,000
Principal payments on debt	(75,000)	(484,000)
Deferred financing fees paid	(413)	(446)
Net proceeds from issuance of common shares	502	464
Purchase of common shares for treasury for vesting	(13,144)	(9,833)
Dividends paid to shareholders	(150,587)	(144,091)
Net cash provided (used) by financing activities	196,358	(223,906)
Effect of exchange rate changes on cash	(678)	414
Net change in cash and cash equivalents and restricted cash	(78,063)	(6,979)
Cash and cash equivalents and restricted cash at beginning of the period	98,648	35,699
Cash and cash equivalents and restricted cash at end of the period	$20,585	$28,720
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Six Months Ended June 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$90,577	$22,062
Restricted cash at beginning of the period	8,071	13,637
Cash and cash equivalents and restricted cash at beginning of the period	$98,648	$35,699

Cash and cash equivalents at end of the period	$16,197	$12,955
Restricted cash at end of the period	4,388	15,765
Cash and cash equivalents and restricted cash at end of the period	$20,585	$28,720

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$55,538	$69,770
Conversion of mortgage note receivable to real estate investment	72,800	—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	28,302	28,214
Operating lease right-of-use assets	37,820	—
Operating lease liabilities	37,820	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,354	$68,015
Cash paid during the period for income taxes	3,091	1,987
Interest cost capitalized	588	2,396
Change in accrued capital expenditures	(5,260)	(4,791)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Amounts as of December 31, 2025 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on February 26, 2026.

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

The Company's variable interests in VIEs currently are in the form of equity investments and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of June 30, 2026 and December 31, 2025, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs, net of $21.6 million and $25.2 million as of June 30, 2026 and December 31, 2025, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs, net related to the unsecured revolving credit facility of $6.4 million and $7.7 million as of June 30, 2026 and December 31, 2025, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. The Company recognized straight-line write-offs of $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Straight-line rental revenue, net of write-offs, was $8.5 million for both the six months ended June 30, 2026 and 2025.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with FASB ASC Topic 842, the Company does not include these lessee payments made to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the six months ended June 30, 2026 and 2025, the Company recognized $1.5 million and $1.4 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the six months ended June 30, 2026 and 2025, the amounts due for non-lease components included in rental revenue totaled $10.7 million and $9.3 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $6.9 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively.

The Company regularly evaluates the collectability of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality, projected performance and historical trends of the tenant, as well as the current economic conditions and changes in customer payment terms. When the collectability of lease receivables or future lease payments is no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis. There were no receivable write-offs recognized during the six months ended June 30, 2026 and 2025.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower less an allowance for credit loss. Interest income is recognized using the effective interest method over the estimated life of the note. Interest income includes both the stated interest and the amortization or accretion of premiums or discounts (if any).

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of June 30, 2026, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the six months ended June 30, 2026 and 2025 was $0.4 million and $1.8 million, respectively.

Concentrations of Risk
Topgolf USA (Topgolf), American Multi-Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the six months ended June 30, 2026 and 2025. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Six Months Ended June 30,
	2026		2025
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$51,221	13.6%	$50,276	14.2%
AMC	50,894	13.5%	47,256	13.4%
Regal	41,690	11.0%	40,200	11.4%

Impact of Recently Issued Accounting Standards
In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires entities to provide enhanced disclosures related to certain income statement costs and expenses in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company's financial statements and related disclosures.

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Buildings and improvements	$5,279,225	$4,832,134
Furniture, fixtures & equipment	132,370	122,351
Land	1,316,382	1,226,207
Leasehold interests	27,739	28,453
	6,755,716	6,209,145
Accumulated depreciation	(1,801,757)	(1,714,886)
Total	$4,953,959	$4,494,259
Depreciation expense on real estate investments was $91.4 million and $81.3 million for the six months ended June 30, 2026 and 2025, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2026 totaled $492.2 million, and included the acquisition of seven attraction properties from Six Flags Entertainment Corporation for a total of $304.4 million. Enchanted Parks (formerly Innovative Attraction Management) is operating the six U.S. properties under a long-term triple-net master lease, and La Ronde Operations, Inc. is operating the Canadian property under a long-term triple-net lease. Investment spending for the six months ended June 30, 2026 also included the acquisition of two additional attraction properties and two fitness and wellness properties for a total of $148.8 million and mortgage financing of $12.8 million secured by a fitness and wellness property. The remaining investment spending for the six months ended June 30, 2026 related to experiential build-to-suit development and redevelopment projects.

The aggregate investment spending for the six months ended June 30, 2026 is as follows (in thousands):

Buildings and improvements	$345,433
Furniture, fixtures & equipment	9,096
Land	64,508
Leasehold interests	(723)
Real estate investments	$418,314

Total intangible assets and liabilities, net (1)	$35,504
Mortgage notes receivable	14,695
Property under development	23,639
Total investment spending	$492,152
(1) Intangible assets and liabilities are included in "Other assets" and "Accounts payable and accrued liabilities," respectively, in the accompanying consolidated balance sheets. The weighted average amortization period for intangible assets and intangible liabilities is 19.2 years and 15.8 years, respectively.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of June 30, 2026, the Company did not anticipate any prepayments, except for the $3.5 million principal paydown on a mortgage note secured by an attraction property further described below. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the CECL model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $616.9 million and $679.3 million at June 30, 2026 and December 31, 2025, respectively. Investment in notes receivable, including related accrued interest receivable, was $2.5 million and $2.7 million at June 30, 2026 and December 31, 2025, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the six months ended June 30, 2026, the Company exercised its purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. In connection with this conversion, the Company recognized a gain on real estate transactions of approximately $1.0 million and a benefit for credit losses of approximately $1.3 million.

At June 30, 2026, one of the Company's mortgage notes receivable is considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the note and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of June 30, 2026 and the mortgage note receivable is fully reserved with an allowance for credit loss totaling $6.4 million, which represents the outstanding principal balance of the note as of June 30, 2026. Income from this borrower is recognized on a cash basis. No cash interest payments were received during the six months ended June 30, 2026 and 2025 from this borrower.

During the six months ended June 30, 2026, the Company received $10.8 million in net proceeds representing payment in full on a mortgage note receivable that was secured by an eat & play property in Oregon. In connection with this loan payoff, the Company recognized defeasance fee income of $0.5 million, which is included in "Mortgage and other financing income" in the accompanying consolidated statements of income and comprehensive income. This loan was previously considered collateral-dependent.

Additionally, subsequent to June 30, 2026, the Company extended the maturity date of a mortgage note receivable secured by an attraction property in North Carolina and received a principal payment of $3.5 million in connection with the extension.

At June 30, 2026, one of the Company's notes receivable is considered collateral-dependent. The Company assessed the fair value of the collateral as of June 30, 2026 on the note receivable. The note receivable is fully reserved with an allowance for credit loss totaling $6.0 million, which represents the outstanding principal balance of the note as of June 30, 2026. At June 30, 2026, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $6.0 million, which is fully reserved in the allowance for credit losses at June 30, 2026. The Company's income received from this borrower is recognized on a cash basis. During both the six months ended June 30, 2026 and 2025, the Company received cash basis interest payments of $0.4 million from this note receivable borrower.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the six months ended June 30, 2026 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2025	$15,929	$811	$6,063	$—	$22,803
Provision (benefit) for credit losses, net	(5,040)	(406)	(13)	—	(5,459)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at June 30, 2026	$10,889	$405	$6,050	$—	$17,344

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Receivable from tenants	$12,174	$7,361
Receivable from non-tenants	2,776	2,939
Straight-line rent receivable	96,471	87,555
Total	$111,421	$97,855

7. Capital Markets and Dividends

During the three and six months ended June 30, 2026, the Company declared cash dividends totaling $0.930 and $1.830 per common share, respectively. Additionally, during the three and six months ended June 30, 2026, the Company declared cash dividends of $0.359375 and $0.71875 per share, respectively, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 and $1.125 per share, respectively, on the Company's 9.00% Series E cumulative convertible preferred shares.

At-the-Market Program ("ATM Program")
On December 5, 2025, the Company entered into an ATM Program, pursuant to which the Company may issue common shares having an aggregate sales price of up to $400.0 million on the open market or in privately negotiated transactions deemed to be “at-the-market” offerings under SEC rules, including through forward sales agreements. Transactions under the ATM Program, if any, will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and the Company's capital needs. The Company intends to use any net proceeds from the sale of common shares pursuant to the ATM Program for general corporate purposes, including funding the Company's pipeline of acquisition and build-to-suit projects, working capital and the repayment of the Company's outstanding indebtedness. As of June 30, 2026, the Company had $329.1 million of capacity remaining under the ATM Program.

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

The Company did not issue any common shares under its ATM Program during the three and six months ended June 30, 2026. The following table summarizes activity under the Company's ATM Program in connection with forward sales agreements for the three and six months ended June 30, 2026 (dollars in thousands except share information):

Period Entered Into Forward Sales Agreements	Total Forward Shares Sold	Total Forward Shares Settled	Total Forward Shares Outstanding	Volume Weighted Average Hedge Share Price (1)	Net Proceeds Received (2)	Estimated Net Proceeds at June 30, 2026 (3)
Three Months Ended March 31, 2026	797,422	—	797,422	$59.52	$—	$46,448
Three Months Ended June 30, 2026	392,462	—	392,462	59.70	—	23,087
Total	1,189,884	—	1,189,884	$59.58	$—	$69,535
(1) Before payment of commissions and subject to a daily adjustment based on the overnight bank borrowing rate less a spread and reduced by expected dividend payments on the Company's common shares during the term of the forward sales agreement.
(2) After payment of commissions.
(3) Represents estimated net proceeds from forward sales agreements that have not settled as if these agreements had been physically settled for cash as of the date presented. Settlement of these shares is subject to customary closing conditions, and actual net proceeds will be net of costs and certain adjustments calculated on the settlement date.

The Company did not initially receive any proceeds from the sale of forward shares under the ATM Program. The Company has the option to settle the outstanding common shares listed above prior to the maturity dates of the respective forward sales agreements beginning on March 1, 2027 through June 30, 2027, by physical delivery of the outstanding common shares in exchange for cash proceeds.

Amended Credit Agreement
On July 17, 2026, the Company entered into a Fifth Amended, Restated and Consolidated Credit Agreement (the Amended Credit Agreement), governing an amended and restated $1.0 billion senior unsecured revolving credit facility and a new $600.0 million senior unsecured delayed draw term loan facility. The Amended Credit Agreement replaced the Company’s existing $1.0 billion senior unsecured revolving credit facility.

The amendments to the revolving credit facility, among other things, (i) extend the maturity date from October 2, 2028 to July 17, 2030, with two six-month extension options, subject to the payment of additional fees and the satisfaction of customary conditions, (ii) generally reduce the interest rate payable on outstanding loans by 5 basis points, (iii) modify the asset value calculations under certain financial covenants to include the expected cash proceeds from the sale of common shares under qualified forward equity contracts and (iv) split the prior revolving facility’s $300.0 million foreign currency sublimit into a separate, stand-alone foreign currency revolving credit facility of the same size.

The Amended Credit Agreement also established a new senior unsecured delayed draw term loan facility that, among other things, (i) provides for an initial committed amount of $600.0 million that may be drawn upon prior to January 17, 2027, subject to earlier termination, (ii) bears interest based on the Company’s credit ratings (SOFR plus 115 basis points at closing), (iii) carries a ticking fee of 0.25% per annum on undrawn commitments beginning on October 16, 2026, and (iv) matures on January 17, 2032.

In addition, the Amended Credit Agreement includes a $1.0 billion accordion feature on the combined unsecured revolving credit and delayed draw term loan facilities that increases the maximum amount available under the combined facilities from $1.6 billion to $2.6 billion, at the Company’s election and subject to lender consent and customary conditions.

8. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of

$2.2 million and $0.3 million at June 30, 2026 and December 31, 2025, respectively. The Company had no derivative liabilities at June 30, 2026 and derivative liabilities of $6.9 million at December 31, 2025. See Note 9 for disclosures relating to the fair value of the derivative instruments.

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

At June 30, 2026, the Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk. The interest rate swap agreement outstanding as of June 30, 2026 is summarized below:

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2026, the Company estimates that through maturity, $10 thousand of losses will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its seven Canadian properties. The Company uses cross-currency swaps to mitigate its exposure to fluctuations in the USD-CAD exchange rate on cash inflows associated with these properties, which should hedge a significant portion of the Company's expected CAD denominated cash flows. As of June 30, 2026, the Company had the following cross-currency swaps:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.35 CAD per USD	$170.0	$15.3	December 1, 2026
$1.35 CAD per USD	90.0	8.1	December 1, 2026
	$260.0	$23.4

The change in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. As of June 30, 2026, the Company estimates that through maturity, $316 thousand of gains will be reclassified from AOCI to other income.

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

As of June 30, 2026, the Company had the following cross-currency swap designated as a fair value hedge:

Interim settlement exchange rate	Notional Amount (in millions, CAD)	Annual Cash Flow (in millions, CAD)	Maturity
$1.25 CAD per USD	$27.9	$2.2	October 1, 2030

The change in fair value of the foreign currency derivative designated and qualifying as a fair value hedge of foreign exchange risk is recorded at fair value each period on the Company's consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency gain (loss). The foreign currency gain (loss) is included in "Other income" or "Other expense," as applicable, on the Company's consolidated statements of income and comprehensive income, which will offset the earnings impact of the foreign currency changes in the underlying transaction being hedged. The initial value of the component excluded from the assessment of effectiveness is recorded in AOCI and reclassified into earnings over the life of the hedging instrument. As of June 30, 2026, the Company estimates that during the twelve months ending June 30, 2027, $195 thousand of gains will be reclassified from AOCI to other income.

Net Investment Hedges
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments. As of June 30, 2026, the Company had the following foreign currency forwards designated as net investment hedges:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2026 and 2025.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2026	2025	2026	2025
Cash Flow Hedges
Interest Rate Swaps
Amount of Gain Recognized in AOCI on Derivative	$3	$108	$39	$128
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(14)	120	(25)	240
Cross-Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative	140	(1,268)	395	(1,200)
Amount of Income Reclassified from AOCI into Earnings (2)	103	66	184	338
Fair Value Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative (3)	(226)	—	(183)	—
Amount of Gain Recognized in Earnings (2)(3)	43	—	82	—
Net Investment Hedges
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative	4,387	(9,074)	8,241	(8,762)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$4,304	$(10,234)	$8,492	$(9,834)
Amount of Income Reclassified from AOCI into Earnings	89	186	159	578
Amount of Gain Recognized in Earnings	43	—	82	—

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$38,275	$33,246	$73,038	$66,267
Other income in accompanying consolidated statements of income and comprehensive income	$11,764	$12,218	$21,834	$23,854
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025.
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

As of June 30, 2026, the Company had no derivatives in a liability position. As of June 30, 2026, the Company had not posted any collateral related to derivative agreements and was not in breach of any provisions in these agreements.

9. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

Recurring fair value measurements
The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
June 30, 2026 and December 31, 2025
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2026
Cross-Currency Swaps (1)	$—	$520	$—	$520
Currency Forward Agreements (1)	—	1,564	—	1,564
Interest Rate Swap Agreements (1)	—	80	—	80

December 31, 2025
Cross-Currency Swaps (1)	$—	$101	$—	$101
Cross-Currency Swaps (2)	—	(252)	—	(252)
Currency Forward Agreements (2)	—	(6,677)	—	(6,677)
Interest Rate Swap Agreements (1)	—	194	—	194
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2026 and December 31, 2025
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2026:
Real estate investments, net (1)	$—	$—	$72,800	$72,800
2025:
Mortgage notes and related accrued interest receivable (2)	$—	$—	$—	$—
(1) As further discussed in Note 5, during the six months ended June 30, 2026, the Company exercised its purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. Management estimated the fair value of this property using an independent appraisal, which used a discounted cash flow model. The significant inputs and assumptions used in the real estate appraisal included a discount rate of 8.00% and a terminal capitalization rate of 7.25%. Estimating future cash flows is highly subjective and estimates can differ materially from actual results. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

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

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2026 and December 31, 2025:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2026, the Company had a carrying value of $616.9 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.11%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.88%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 6.85% to 10.50%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $671.1 million with an estimated weighted average market rate of 7.76% at June 30, 2026.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2026 and December 31, 2025, the Company had a carrying value of $385.0 million and $25.0 million in variable-rate debt outstanding, respectively, with an interest rate of approximately 4.61% and 3.95%, respectively. The carrying value of the variable-rate debt outstanding approximated the fair value at June 30, 2026 and December 31, 2025.

At both June 30, 2026 and December 31, 2025, $25.0 million of variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 8 for additional information related to the Company's interest rate swap agreement.

At June 30, 2026, the Company had a carrying value of $2.93 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.40%. Discounting the future cash flows for fixed-rate debt using June 30, 2026 market rates of 4.17% to 5.48%, management estimates the fair value of the fixed rate debt to be approximately $2.82 billion with an estimated weighted average market rate of 5.04% at June 30, 2026.

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

10. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2026 and 2025 (amounts in thousands except per share information):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$67,166			$129,776
Less: preferred dividend requirements	(6,040)			(12,072)
Net income available to common shareholders	$61,126	76,521	$0.80	$117,704	76,424	$1.54
Diluted EPS:
Net income available to common shareholders	$61,126	76,521		$117,704	76,424
Effect of dilutive securities:
Share options and performance share units	—	496		—	473
Net income available to common shareholders	$61,126	77,017	$0.79	$117,704	76,897	$1.53

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$75,643			$141,446
Less: preferred dividend requirements	(6,040)			(12,072)
Net income available to common shareholders	$69,603	76,083	$0.91	$129,374	75,944	$1.70
Diluted EPS:
Net income available to common shareholders	$69,603	76,083		$129,374	75,944
Effect of dilutive securities:
Share options and performance share units	—	488		—	460
Net income available to common shareholders	$69,603	76,571	$0.91	$129,374	76,404	$1.69

The effect of the potential common shares from the conversion of the Company’s convertible preferred shares and from the exercise of share options is included in diluted earnings per share if the effect is dilutive. Potential common shares from the performance share units are included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and, if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share.

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.4 million and 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2026 and 2025, respectively.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and six months ended June 30, 2026 and 2025.
•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for both the three and six months ended June 30, 2026 and 2025.
•The effect of 89 thousand contingently issuable performance share units granted during 2025 for both the three and six months ended June 30, 2025.
•The effect of 25 thousand contingently issuable performance share units granted during 2024 for the six months ended June 30, 2026.
•The effect of 1,189,884 common shares related to forward sales agreements under the Company's ATM Program that have not settled for both the three and six months ended June 30, 2026.

11. Retirement of Executive Vice President and Chief Investment Officer

On March 2, 2026, the Company's Executive Vice President and Chief Investment Officer, Greg Zimmerman, retired from his position at the Company. The role of Executive Vice President and Chief Investment Officer has been assumed by Ben Fox, who joined the Company in August of 2025. During the six months ended June 30, 2026, the Company recorded retirement and severance expense related to Mr. Zimmerman's retirement totaling $1.4 million, which included cash payments totaling $0.4 million and accelerated vesting of nonvested shares totaling $1.0 million.

12. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of restricted common shares, restricted share units, performance share units or other share-based awards. Under the 2016 Equity Incentive Plan, an aggregate of 5,950,000 common shares may be granted. At June 30, 2026, there were 1,650,862 shares available for issuance under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2025	648,878	$46.05
Granted	336,422	54.68
Vested	(331,954)	45.24
Forfeited	(3,008)	42.52
Outstanding at June 30, 2026	650,338	$50.95	1.36

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $16.9 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $4.2 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.4 million for the six months ended June 30, 2026. At June 30, 2026, unamortized share-based compensation expense related to nonvested shares was $17.3 million.

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)	Weighted avg. life remaining
Outstanding at December 31, 2025	341,692	$57.97
Granted	119,459	56.19
Vested (2)	(111,593)	63.08
Outstanding at June 30, 2026	349,558	$55.73	1.50
(1) The grant date fair value was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of the Company's future share price over the three-year performance period for performance share units based on the Company's Total Shareholder Return (TSR) performance further described below and (ii) the Company's grant date fair value for performance share units based on the Company's estimated Compound Annual Growth Rate (CAGR) in AFFO per share over the three-year performance period.

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

The number of common shares issuable upon settlement of the performance share units granted during the six months ended June 30, 2026, 2025 and 2024 will be based upon the Company's achievement level relative to performance measures at December 31, 2028, 2027 and 2026, respectively. The performance share units accrue dividend equivalents that are paid as additional common shares based on the Company's achievement levels and upon settlement of the performance share units. The Company's achievement level relative to the performance measures is assigned a specific payout percentage for each of these years, which is multiplied by a target number of performance share units.

TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
52.2%	26.1%	21.7%

The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $5.4 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2028, 2027 and 2026 for performance share units granted in 2026, 2025 and 2024, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the six months ended June 30, 2026: risk-free interest rate of 3.6%, volatility factors in the expected market price of the Company's common shares of 22% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At June 30, 2026, achievement of the performance condition was deemed probable for the performance share units granted during the six months ended June 30, 2026 and 2025 with an expected payout percentage of 162% and 173%, respectively, which resulted in grant date fair values of approximately $2.1 million for both the 2025 and 2026 grants. Achievement of the performance condition for the performance share units granted during the six months ended June 30, 2024 was deemed not probable at June 30, 2026.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $3.0 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively. Expense related to performance share units and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.6 million for the six months ended June 30, 2026. At June 30, 2026, unamortized share-based compensation expense related to nonvested performance share units was $10.2 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2025	42,071	$56.01
Granted	40,741	56.20
Vested	(42,071)	56.01
Outstanding at June 30, 2026	40,741	$56.20	0.92

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.2 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, unamortized share-based compensation expense related to restricted share units was $2.1 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of June 30, 2026 and December 31, 2025, the Company was a lessee in 53 and 50 operating ground leases, respectively, and lessee in an operating lease of its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of June 30, 2026, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event a tenant fails to pay the ground lease rent or if the property does not have a subtenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Lease revenue
Operating leases	Rental revenue	$161,744	$143,768	$310,167	$283,547
Sublease income - operating ground leases	Rental revenue	7,289	6,583	14,051	13,163

Lease costs
Operating ground lease cost	Property operating expense	$7,180	$6,708	$13,859	$13,376
Operating office lease cost	General and administrative expense	224	224	448	448

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

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of June 30, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,679,202	$356,698	$16,213	$6,052,113

	As of December 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,241,639	$363,430	$94,693	$5,699,762

Operating Data:
	Three Months Ended June 30, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$160,647	$8,386	$—	$169,033
Other income	11,633	—	131	11,764
Mortgage and other financing income	15,278	4	—	15,282
Total revenue	187,558	8,390	131	196,079

Property operating expense	15,093	—	273	15,366
Other expense	11,064	—	—	11,064
Total investment expenses	26,157	—	273	26,430
Net operating income - before unallocated items	161,401	8,390	(142)	169,649

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,976)
Transaction costs				(45)
(Provision) benefit for credit losses, net				(138)
Depreciation and amortization				(48,630)
Gain on real estate transactions				182
Interest expense, net				(38,275)
Equity in loss from joint ventures				(984)
Income tax expense				(617)
Net income				67,166
Preferred dividend requirements				(6,040)
Net income available to common shareholders of EPR Properties				$61,126

	Three Months Ended June 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$141,686	$8,665	$—	$150,351
Other income	12,174	—	44	12,218
Mortgage and other financing income	15,489	10	—	15,499
Total revenue	169,349	8,675	44	178,068

Property operating expense	14,425	24	212	14,661
Other expense	11,959	—	—	11,959
Total investment expenses	26,384	24	212	26,620
Net operating income - before unallocated items	142,965	8,651	(168)	151,448

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(13,230)
Transaction costs				(669)
(Provision) benefit for credit losses, net				(997)
Depreciation and amortization				(42,080)
Gain on real estate transactions				16,779
Interest expense, net				(33,246)
Equity in loss from joint ventures				(1,681)
Income tax expense				(681)
Net income				75,643
Preferred dividend requirements				(6,040)
Net income available to common shareholders of EPR Properties				$69,603

	Six Months Ended June 30, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$307,193	$17,025	$—	$324,218
Other income	21,664	—	170	21,834
Mortgage and other financing income	31,270	9	—	31,279
Total revenue	360,127	17,034	170	377,331

Property operating expense	30,224	5	490	30,719
Other expense	22,053	—	—	22,053
Total investment expenses	52,277	5	490	52,772
Net operating income - before unallocated items	307,850	17,029	(320)	324,559

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(28,218)
Retirement and severance expense				(1,423)
Transaction costs				(338)
(Provision) benefit for credit losses, net				5,459
Depreciation and amortization				(93,587)
Gain on real estate transactions				1,209
Interest expense, net				(73,038)
Equity in loss from joint ventures				(3,616)
Income tax expense				(1,231)
Net income				129,776
Preferred dividend requirements				(12,072)
Net income available to common shareholders of EPR Properties				$117,704

	Six Months Ended June 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$277,492	$19,218	$—	$296,710
Other income	23,632	—	222	23,854
Mortgage and other financing income	32,260	277	—	32,537
Total revenue	333,384	19,495	222	353,101

Property operating expense	29,356	28	448	29,832
Other expense	24,570	—	—	24,570
Total investment expenses	53,926	28	448	54,402
Net operating income - before unallocated items	279,458	19,467	(226)	298,699

Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(27,254)
Transaction costs				(1,236)
(Provision) benefit for credit losses, net				(345)
Depreciation and amortization				(83,169)
Gain on real estate transactions				26,163
Interest expense, net				(66,267)
Equity in loss from joint ventures				(4,328)
Income tax expense				(817)
Net income				141,446
Preferred dividend requirements				(12,072)
Net income available to common shareholders of EPR Properties				$129,374

15. Other Commitments and Contingencies

As of June 30, 2026, the Company had 24 development projects with commitments to fund an aggregate of approximately $46.4 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed or progressing in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of specified events outside of its direct control. As of June 30, 2026, the Company had two mortgage notes with commitments totaling approximately $46.2 million. If commitments are funded in the future, the Company will charge interest at rates consistent with the existing investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q of EPR Properties (the “Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, anticipated liquidity and capital resources, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements,” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - "Risk Factors" in our 2025 Annual Report.

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

As of June 30, 2026, our total assets were approximately $6.1 billion (after accumulated depreciation of approximately $1.8 billion) with properties located in 43 states and Canada. Our total investments (a non-GAAP financial measure) were approximately $7.5 billion as of June 30, 2026. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at June 30, 2026 and December 31, 2025. We group our investments into two reportable segments, Experiential and Education. As of June 30, 2026, our Experiential investments comprised $7.1 billion, or 95%, and our Education investments comprised $0.4 billion, or 5%, of our total investments.

As of June 30, 2026, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•148 theatre properties;
•61 eat & play properties (including seven theatres located in entertainment districts);
•35 attraction properties;
•11 ski properties;
•four experiential lodging properties;
•30 fitness & wellness properties;
•one gaming property; and
•one cultural property.

As of June 30, 2026, our wholly-owned Experiential real estate portfolio consisted of approximately 19.5 million square feet, was 99% leased or operated and included $10.0 million in property under development and $20.2 million in undeveloped land inventory.

As of June 30, 2026, our Education portfolio consisted of the following property types (owned or financed):
•46 early childhood education center properties; and
•nine private school properties.

As of June 30, 2026, our wholly-owned Education real estate portfolio consisted of approximately 1.1 million square feet and was 100% leased.

The combined wholly-owned portfolio consisted of 20.6 million square feet and was 99% leased or operated.

Geopolitical and International Trade Environment
Recent geopolitical events and macroeconomic trends, including evolving global armed conflicts and significant changes in U.S. and international trade policies, have produced heightened uncertainty. This uncertainty could weaken economic conditions, contribute to inflation, increase borrowing costs and decrease consumer spending. Global trade uncertainty and supply chain disruptions may impact our business by increasing the cost of construction materials, which in turn may lead to higher development and renovation expenses. This increase in costs may result in reduced yields on development projects and potentially delay or result in cancelled planned projects. Additionally, our tenants and their customers are similarly experiencing these uncertainties, which could negatively affect their financial resources and ability to satisfy their obligations to us.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share are detailed below for the three and six months ended June 30, 2026 and 2025 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Total revenue	$196.1	$178.1	10.1%	$377.3	$353.1	6.9%
Net income available to common shareholders per diluted share	$0.79	$0.91	(13.2)%	$1.53	$1.69	(9.5)%
FFOAA per diluted share	$1.42	$1.26	12.7%	$2.67	$2.45	9.0%

The major factors impacting our results for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025 were as follows:
•The effect of investments and dispositions that occurred in 2026 and 2025 as well as contractual increases in rent and interest related to existing investments;
•The recognition of lower other income and other expense primarily related to having fewer operating properties for the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025;
•The recognition of higher retirement and severance expense for the six months ended June 30, 2026 versus the six months ended June 30, 2025;
•The increase in the benefit for credit losses, net for the six months ended June 30, 2026 versus the six months ended June 30, 2025;
•The recognition of lower gain on real estate transactions for the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025; and
•The increase in interest expense for the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2025 Annual Report. For the six months ended June 30, 2026, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the six months ended June 30, 2026 and 2025 totaled $492.2 million and $86.3 million, respectively, and is detailed below (in thousands):

Six Months Ended June 30, 2026
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$33	$—	$33	$—	$—	$—
Eat & Play	18,875	17,907	968	—	—	—
Attractions	387,599	—	—	387,599	—	—
Experiential Lodging	571	—	—	501	—	70
Fitness & Wellness	85,074	—	4,751	65,628	14,695	—
Total Experiential	492,152	17,907	5,752	453,728	14,695	70

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$492,152	$17,907	$5,752	$453,728	$14,695	$70

Six Months Ended June 30, 2025
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$45,910	$44,715	$921	$—	$274	$—
Attractions	14,281	—	—	14,281	—	—
Ski	1,880	—	—	—	1,880	—
Experiential Lodging	1,246	—	—	—	—	1,246
Fitness & Wellness	23,015	—	13,878	1,242	7,895	—
Total Experiential	86,332	44,715	14,799	15,523	10,049	1,246

Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$86,332	$44,715	$14,799	$15,523	$10,049	$1,246

The above amounts include $0.6 million and $2.4 million in capitalized interest and $81 thousand and $175 thousand in other general and administrative direct project costs for the six months ended June 30, 2026 and 2025, respectively. Excluded from the table above is approximately $0.7 million and $3.1 million of maintenance capital expenditures for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, we completed the acquisition of seven attraction properties from Six Flags Entertainment Corporation for a total of $304.4 million with approximately $11.0 million anticipated to be invested in additional improvements to the properties over the next two years. Enchanted Parks is operating the six U.S. properties under a long-term triple-net master lease, and La Ronde Operations, Inc. is operating the Canadian property under a long-term triple-net lease.

Mortgage Note Receivable Conversion
During the six months ended June 30, 2026, we exercised our purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. In connection with this conversion, we recognized a gain on real estate transactions of approximately $1.0 million and a benefit for credit losses of approximately $1.3 million.

Mortgage Note Payoff
During the three and six months ended June 30, 2026, we received $10.8 million in net proceeds representing payment in full on a mortgage note receivable secured by an eat & play property in Oregon. In connection with this loan payoff, we recognized defeasance fee income of $0.5 million, which is included in "Mortgage and other financing income" in the accompanying consolidated statements of income and comprehensive income.

Chief Investment Officer Transition
On March 2, 2026, our Executive Vice President and Chief Investment Officer, Greg Zimmerman, retired from his position. The role of Executive Vice President and Chief Investment Officer has been assumed by Ben Fox, who joined us in August of 2025. During the six months ended June 30, 2026, we recorded retirement and severance expense related to Mr. Zimmerman's retirement totaling $1.4 million, which included cash payments totaling $0.4 million and accelerated vesting of nonvested shares totaling $1.0 million.

Debt and Capital Markets Activities
During the six months ended June 30, 2026, we entered into forward sales agreements pursuant to our "at-the-market" offering program ("ATM Program") to sell an aggregate of 1,189,884 common shares for initial gross proceeds of $70.9 million, or an average forward price of $59.58 per share, subject to adjustment upon settlement. We have the option to settle the outstanding common shares any time before the maturities of the respective forward sales agreements beginning on March 1, 2027 through June 30, 2027, subject to customary closing conditions, for the initial gross proceeds as adjusted for payment of commissions and applicable dividends as well as a daily adjustment based on the overnight bank borrowing rate less a spread. As of June 30, 2026, we have $329.1 million of remaining capacity under our ATM Program and expected net proceeds of unsettled forward sales agreements totaling $69.5 million.

On July 17, 2026, we entered into a new amended and restated $1.6 billion credit agreement that, among other things, extends the maturity date and reduces the interest rate payable on our $1.0 billion senior unsecured revolving credit facility and establishes a new $600.0 million senior unsecured delayed draw term loan facility due in 2032. See "Liquidity and Capital Resources" below for additional information.

Results of Operations

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Minimum rent (1)	$152,561	$134,837	$17,724	$295,591	$268,678	$26,913
Percentage rent	4,825	4,594	231	6,941	7,851	(910)
Straight-line rent	5,006	5,137	(131)	8,496	8,534	(38)
Tenant reimbursements	6,140	5,260	880	12,219	10,681	1,538
Other rental revenue	501	523	(22)	971	966	5
Total rental revenue	$169,033	$150,351	$18,682	$324,218	$296,710	$27,508

Other income (2)	11,764	12,218	(454)	21,834	23,854	(2,020)
Mortgage and other financing income	15,282	15,499	(217)	31,279	32,537	(1,258)
Total revenue	$196,079	$178,068	$18,011	$377,331	$353,101	$24,230

(1) For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, the increase in minimum rent resulted from an increase of $14.8 million related to property acquisitions and developments completed in 2026 and 2025. In addition, there was a net increase in minimum rent of $3.4 million related to existing properties. This was partially offset by a decrease in rental revenue of $0.5 million from property dispositions.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, the increase in minimum rent resulted from an increase of $21.4 million related to property acquisitions and developments completed in 2026 and 2025. In addition, there was a net increase in minimum rent of $7.2 million related to existing properties. This was partially offset by a decrease in rental revenue of $1.7 million from property dispositions.

During the six months ended June 30, 2026, we renewed four lease agreements on a ski property and two attraction properties. We had no change in rental rates and paid no leasing commissions with respect to these lease renewals.

(2) The decrease in other income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 related primarily to a decrease in operating income from two operating theatre properties that were sold during the six months ended June 30, 2025.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Property operating expense	$15,366	$14,661	$705	$30,719	$29,832	$887
Other expense (1)	11,064	11,959	(895)	22,053	24,570	(2,517)
General and administrative expense	13,976	13,230	746	28,218	27,254	964
Retirement and severance expense (2)	—	—	—	1,423	—	1,423
Transaction costs	45	669	(624)	338	1,236	(898)
Provision (benefit) for credit losses, net (3)	138	997	(859)	(5,459)	345	(5,804)
Depreciation and amortization (4)	48,630	42,080	6,550	93,587	83,169	10,418
Gain on real estate transactions (5)	182	16,779	(16,597)	1,209	26,163	(24,954)
Interest expense, net (6)	38,275	33,246	5,029	73,038	66,267	6,771
Equity in loss from joint ventures	984	1,681	(697)	3,616	4,328	(712)
Income tax expense	617	681	(64)	1,231	817	414
Preferred dividend requirements	6,040	6,040	—	12,072	12,072	—
(1) The decrease in other expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 related primarily to a decrease in operating expense from two operating theatre properties that were sold during the six months ended June 30, 2025.
(2) Retirement and severance expense for the six months ended June 30, 2026 related to the retirement of our former Executive Vice President and Chief Investment Officer. There was no retirement and severance expense for the six months ended June 30, 2025.
(3) The change in provision (benefit) for credit losses, net for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to a credit loss benefit of $1.3 million recognized in connection with the conversion of a $70.0 million mortgage note receivable to a wholly-owned rental property during the six months ended June 30, 2026, and changes in our estimated current expected credit losses primarily due to improved property level performance and improved macro-economic conditions.
(4) The increase in depreciation and amortization for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted from acquisitions and developments completed in 2026 and 2025. This was partially offset by property dispositions that occurred during 2025.
(5) The gain on real estate transactions for the six months ended June 30, 2026 related to the conversion of a $70.0 million mortgage note receivable into a wholly-owned rental property. The gain on real estate transactions for the six months ended June 30, 2025 related to the sale of two vacant theatre properties, two operating theatre properties, two leased theatre properties, one vacant early childhood education center and 10 early childhood education centers.
(6) The increase in interest expense, net for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 resulted from a decrease in capitalized interest and an increase in average borrowings. This was partially offset by an increase in interest income recognized on short-term investments.

Liquidity and Capital Resources

Cash and cash equivalents were $16.2 million at June 30, 2026. In addition, we had restricted cash of $4.4 million at June 30, 2026, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit Agreement
At June 30, 2026, we had total debt outstanding of $3.3 billion, of which 99% was unsecured.

At June 30, 2026, we had outstanding $2.75 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

At June 30, 2026, we had a $360.0 million outstanding balance under our $1.0 billion senior unsecured revolving credit facility with an interest rate of 4.67% at June 30, 2026.

On July 17, 2026, we entered into a Fifth Amended, Restated and Consolidated Credit Agreement (the "Amended Credit Agreement"), governing an amended and restated $1.0 billion senior unsecured revolving credit facility and a new $600.0 million senior unsecured delayed draw term loan facility. The Amended Credit Agreement replaced our existing $1.0 billion senior unsecured revolving credit facility.

The amendments to the revolving credit facility, among other things, (i) extend the maturity date from October 2, 2028 to July 17, 2030, with two six-month extension options, subject to the payment of additional fees and the satisfaction of customary conditions, (ii) generally reduce the interest rate payable on outstanding loans by 5 basis points, (iii) modify the asset value calculations under certain financial covenants to include the expected cash proceeds from the sale of common shares under qualified forward equity contracts and (iv) split the prior revolving facility’s $300.0 million foreign currency sublimit into a separate, stand-alone foreign currency revolving credit facility of the same size.

The Amended Credit Agreement also established a new senior unsecured delayed draw term loan facility that, among other things, (i) provides for an initial committed amount of $600.0 million that may be drawn upon prior to January 17, 2027, subject to earlier termination, (ii) bears interest based on our credit ratings (SOFR plus 115 basis points at closing), (iii) carries a ticking fee of 0.25% per annum on undrawn commitments beginning on October 16, 2026, and (iv) matures on January 17, 2032.

In addition, the Amended Credit Agreement includes a $1.0 billion accordion feature on the combined unsecured revolving credit and delayed draw term loan facilities that increases the maximum amount available under the combined facilities from $1.6 billion to $2.6 billion, at our election and subject to lender consent and customary conditions.

At June 30, 2026, we had outstanding $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction and are due on August 22, 2026. At June 30, 2026, the interest rate for these Series B private placement notes was 4.56%.

At June 30, 2026, our unsecured revolving credit facility and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, share repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at June 30, 2026.

In 2024, two experiential lodging properties located in St. Pete Beach, Florida, in which we hold unconsolidated equity investments, were severely damaged by two hurricanes. One of these properties was sold during the six months ended June 30, 2026 and all proceeds went into the receivership. We continue to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward in which we expect to result in the eventual removal of the unconsolidated equity investments in the remaining experiential lodging property and the related non-recourse debt from our portfolio. Accordingly, we determined that our investment in these joint ventures had no fair value and was not recoverable. There can be no assurance as to the ultimate outcome of our negotiations regarding our exit from these joint ventures.

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

Capital Markets
As discussed above, during the six months ended June 30, 2026, we entered into forward sales agreements pursuant to our "at-the-market" offering program ("ATM Program") to sell an aggregate of 1,189,884 common shares for initial gross proceeds of $70.9 million, or an average forward price of $59.58 per share, subject to adjustment upon settlement. We have the option to settle the outstanding common shares any time before the maturity dates of the respective forward sales agreements beginning on March 1, 2027 through June 30, 2027, subject to customary closing conditions, for the initial gross proceeds as adjusted for payment of commissions and applicable dividends as well as a daily adjustment based on the overnight bank borrowing rate less a spread. As of June 30, 2026, we have $329.1 million of remaining capacity under our ATM Program and expected net proceeds of unsettled forward sales agreements totaling $69.5 million.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$206,536	$186,690
Net cash (used) provided by investing activities	(480,279)	29,823
Net cash provided (used) by financing activities	196,358	(223,906)

Commitments
As of June 30, 2026, we had 24 development projects with commitments to fund an aggregate of approximately $46.4 million, of which approximately $18.3 million is expected to be funded in the remainder of 2026. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2026, we had two mortgage notes with commitments totaling approximately $46.2 million, all of which is expected to be funded in the remainder of 2026. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis
We currently anticipate that our cash on hand, cash from operations, funds available under our $1.0 billion senior unsecured revolving credit facility, funds available under our $600.0 million senior unsecured delayed draw term loan facility, proceeds from issuances under our ATM Program and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments, including the amounts needed to fund our operations, make recurring debt service payments, allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

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

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through acquiring, developing and financing additional properties. We expect to finance these investments with cash on hand, excess cash flow, proceeds from asset dispositions or borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives. If we borrow the maximum amount available under our $1.0 billion senior unsecured revolving credit facility and $600.0 million senior unsecured delayed draw term loan facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions. The availability and terms of any such financing or sales will depend upon market and other conditions.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2026 and 2025 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FFO:
Net income available to common shareholders of EPR Properties	$61,126	$69,603	$117,704	$129,374
Gain on real estate transactions	(182)	(16,779)	(1,209)	(26,163)
Real estate depreciation and amortization	48,468	41,939	93,265	82,871
Allocated share of joint venture depreciation	996	985	1,992	2,021
FFO available to common shareholders of EPR Properties	$110,408	$95,748	$211,752	$188,103

FFO available to common shareholders of EPR Properties	$110,408	$95,748	$211,752	$188,103
Add: Preferred dividends for Series C preferred shares	1,938	1,938	3,876	3,876
Add: Preferred dividends for Series E preferred shares	1,938	1,938	3,876	3,876
Diluted FFO available to common shareholders of EPR Properties	$114,284	$99,624	$219,504	$195,855

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FFOAA:
FFO available to common shareholders of EPR Properties	$110,408	$95,748	$211,752	$188,103
Retirement and severance expense	—	—	1,423	—
Transaction costs	45	669	338	1,236
Provision (benefit) for credit losses, net	138	997	(5,459)	345
Deferred income tax expense (benefit)	255	(93)	369	(623)
FFOAA available to common shareholders of EPR Properties	$110,846	$97,321	$208,423	$189,061

FFOAA available to common shareholders of EPR Properties	$110,846	$97,321	$208,423	$189,061
Add: Preferred dividends for Series C preferred shares	1,938	1,938	3,876	3,876
Add: Preferred dividends for Series E preferred shares	1,938	1,938	3,876	3,876
Diluted FFOAA available to common shareholders of EPR Properties	$114,722	$101,197	$216,175	$196,813

AFFO:
FFOAA available to common shareholders of EPR Properties	$110,846	$97,321	$208,423	$189,061
Non-real estate depreciation and amortization	162	141	322	298
Deferred financing fees amortization	2,699	2,102	5,371	4,308
Share-based compensation expense to management and trustees	4,296	3,912	8,395	7,779
Amortization of above and below market leases, net and tenant allowances	(75)	(81)	(156)	(162)
Maintenance capital expenditures (1)	(509)	(1,858)	(720)	(3,109)
Straight-lined rental revenue	(5,006)	(5,137)	(8,496)	(8,534)
Straight-lined ground sublease expense	(282)	—	(331)	2
Non-cash portion of mortgage and other financing income	(381)	(566)	(927)	(863)
AFFO available to common shareholders of EPR Properties	$111,750	$95,834	$211,881	$188,780

AFFO available to common shareholders of EPR Properties	$111,750	$95,834	$211,881	$188,780
Add: Preferred dividends for Series C preferred shares	1,938	1,938	3,876	3,876
Add: Preferred dividends for Series E preferred shares	1,938	1,938	3,876	3,876
Diluted AFFO available to common shareholders of EPR Properties	$115,626	$99,710	$219,633	$196,532

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FFO per common share:
Basic	$1.44	$1.26	$2.77	$2.48
Diluted	1.41	1.24	2.71	2.44
FFOAA per common share:
Basic	$1.45	$1.28	$2.73	$2.49
Diluted	1.42	1.26	2.67	2.45
Shares used for computation (in thousands):
Basic	76,521	76,083	76,424	75,944
Diluted	77,017	76,571	76,897	76,404

Weighted average shares outstanding-diluted EPS	77,017	76,571	76,897	76,404
Effect of dilutive Series C preferred shares	2,380	2,344	2,375	2,340
Effect of dilutive Series E preferred shares	1,674	1,667	1,673	1,666
Adjusted weighted average shares outstanding-diluted Series C and Series E	81,071	80,582	80,945	80,410

Other financial information:
Dividends per common share	$0.930	$0.885	$1.830	$1.750
(1) Includes maintenance capital expenditures and certain second-generation tenant improvements and leasing commissions.

The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion, which results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and six months ended June 30, 2026 and 2025. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

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

	June 30,
	2026	2025
Net Debt:
Debt	$3,293,013	$2,792,970
Deferred financing costs, net	21,579	16,622
Cash and cash equivalents	(16,197)	(12,955)
Net Debt	$3,298,395	$2,796,637

Proforma Net Debt:
Net Debt	$3,298,395	$2,796,637
Estimated net proceeds from forward sales agreements (1)	(69,536)	—
Proforma Net Debt	$3,228,859	$2,796,637

Gross Assets:
Total Assets	$6,052,113	$5,560,880
Accumulated depreciation	1,801,757	1,641,916
Cash and cash equivalents	(16,197)	(12,955)
Gross Assets	$7,837,673	$7,189,841

Debt to Total Assets Ratio	54%	50%
Net Debt to Gross Assets Ratio	42%	39%
Proforma Net Debt to Gross Assets Ratio	41%	39%

	Three Months Ended June 30,
	2026	2025
EBITDAre and Adjusted EBITDAre:
Net income	$67,166	$75,643
Interest expense, net	38,275	33,246
Income tax expense	617	681
Depreciation and amortization	48,630	42,080
Gain on real estate transactions	(182)	(16,779)
Allocated share of joint venture depreciation	996	985
Allocated share of joint venture interest expense	502	430
EBITDAre	$156,004	$136,286
Transaction costs	45	669
Provision (benefit) for credit losses, net	138	997
Adjusted EBITDAre (for the quarter)	$156,187	$137,952

Adjusted EBITDAre (annualized) (2)	$624,748	$551,808

Net Debt/Adjusted EBITDAre Ratio	5.3	5.1

Proforma Net Debt/Adjusted EBITDAre Ratio	5.2	5.1

(1) Represents proforma adjustments for estimated net proceeds from forward sales agreements that have not settled, as if they have been physically settled for cash as of the date presented. Settlement of these shares is subject to customary closing conditions, and actual net proceeds will be net of costs and certain adjustments calculated on the settlement date.
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

	June 30, 2026	December 31, 2025
Total assets	$6,052,113	$5,699,762
Operating lease right-of-use assets	(199,192)	(170,755)
Cash and cash equivalents	(16,197)	(90,577)
Restricted cash	(4,388)	(8,071)
Accounts receivable	(111,421)	(97,855)
Add: accumulated depreciation on real estate investments	1,801,757	1,714,886
Add: accumulated amortization on intangible assets (1)	32,929	31,584
Prepaid expenses and other current assets (1)	(42,561)	(37,237)
Total investments	$7,513,040	$7,041,737

Total Investments:
Real estate investments, net of accumulated depreciation	$4,953,959	$4,494,259
Add back accumulated depreciation on real estate investments	1,801,757	1,714,886
Land held for development	20,168	20,168
Property under development	10,046	54,905
Mortgage notes and related accrued interest receivable, net	616,881	679,254
Investment in joint ventures	8,693	12,316
Intangible assets, gross (1)	99,022	63,239
Notes receivable and related accrued interest receivable, net (1)	2,514	2,710
Total investments	$7,513,040	$7,041,737

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	June 30, 2026	December 31, 2025
Intangible assets, gross	$99,022	$63,239
Less: accumulated amortization on intangible assets	(32,929)	(31,584)
Notes receivable and related accrued interest receivable, net	2,514	2,710
Prepaid expenses and other current assets	42,561	37,237
Total other assets	$111,168	$71,602

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2026, we had a $1.0 billion unsecured revolving credit facility with a $360.0 million outstanding balance. We also had a $25.0 million bond that bears interest at a floating rate but has been fixed through an interest rate swap agreement.

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

Cash Flow Hedges of Interest Rate Risk
To hedge our interest rate risk, we entered into an interest rate swap agreement on our variable rate secured bonds with a notional amount of $25.0 million. The interest rate swap agreement limits the variable portion of the interest rate (SOFR) on this bond to 2.5325% until September 30, 2026.

Hedges of Foreign Exchange Risk
We are exposed to foreign currency risk against our functional currency, the U.S. dollar ("USD"), on our seven Canadian properties and the rents received from tenants of the properties are payable in the Canadian dollar ("CAD"). In order to hedge our CAD denominated cash flows and our net investment in our seven Canadian properties, we entered into cross-currency swaps designated as cash flow hedges and foreign currency forwards designated as net investment hedges as further described below.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the effectiveness of controls
Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Except as noted below, during the quarter ended June 30, 2026, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On May 14, 2026, Liz Grace, the Company's Senior Vice President - Human Resources and Administration, through an individual trust, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,200 common shares that is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. The first trade may not occur until August 19, 2026, at the earliest. The duration of the Rule 10b5-1 trading arrangement is until December 17, 2026, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

10.1	Fifth Amended, Restated and Consolidated Credit Agreement, dated as of July 17, 2026, by and among the Company, as borrower, KeyBank National Association, as administrative agent, and the other agents and lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 20, 2026, is hereby incorporated by reference as Exhibit 10.1.
31.1*	Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.
31.2*	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	July 30, 2026	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 30, 2026	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)