Form 10-Q
period 2026-09-30
EPR PROPERTIES
filed 2026-10-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

At October 28, 2026, there were 76,647,122 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,830,912 and $1,714,886 at September 30, 2026 and December 31, 2025, respectively	$4,960,604	$4,494,259
Land held for development	20,168	20,168
Property under development	52,105	54,905
Operating lease right-of-use assets	211,134	170,755
Mortgage notes and related accrued interest receivable, net of allowance for credit losses of $12,297 and $15,929 at September 30, 2026 and December 31, 2025, respectively	639,618	679,254
Investment in joint ventures	11,248	12,316
Cash and cash equivalents	52,354	90,577
Restricted cash	4,923	8,071
Accounts receivable	107,066	97,855
Other assets	120,158	71,602
Total assets	$6,179,378	$5,699,762
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$95,530	$99,392
Operating lease liabilities	243,740	204,747
Common dividends payable	23,750	22,463
Preferred dividends payable	5,984	6,032
Unearned rents and interest	122,719	108,546
Debt	3,350,241	2,929,411
Total liabilities	3,841,964	3,370,591
Equity:
Common Shares, $0.01 par value; 125,000,000 shares authorized at September 30, 2026 and December 31, 2025; and 84,954,551 and 84,239,580 shares issued at September 30, 2026 and December 31, 2025, respectively	850	842
Preferred Shares, $0.01 par value; 25,000,000 shares authorized:
5,259,618 and 5,392,616 Series C convertible shares issued at September 30, 2026 and December 31, 2025, respectively; liquidation preference of $131,490,450	53	54
3,445,980 Series E convertible shares issued at September 30, 2026 and December 31, 2025; liquidation preference of $86,149,500	34	34
6,000,000 Series G shares issued at September 30, 2026 and December 31, 2025; liquidation preference of $150,000,000	60	60
Additional paid-in capital	4,000,887	3,978,093
Treasury shares at cost: 8,341,828 and 8,094,942 common shares at September 30, 2026 and December 31, 2025, respectively	(308,561)	(295,290)
Accumulated other comprehensive (loss) income	(860)	1,037
Distributions in excess of net income	(1,355,049)	(1,355,659)
Total equity	$2,337,414	$2,329,171
Total liabilities and equity	$6,179,378	$5,699,762
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenue	$175,290	$154,838	$499,508	$451,548
Other income	14,230	12,135	36,064	35,989
Mortgage and other financing income	14,582	15,333	45,861	47,870
Total revenue	204,102	182,306	581,433	535,407
Property operating expense	15,702	14,478	46,421	44,310
Other expense	12,690	11,173	34,743	35,743
General and administrative expense	14,809	14,001	43,027	41,255
Retirement and severance expense	—	1,094	1,423	1,094
Transaction costs	187	492	525	1,728
Provision (benefit) for credit losses, net	836	9,117	(4,623)	9,462
Depreciation and amortization	51,080	42,409	144,667	125,578
Total operating expenses	95,304	92,764	266,183	259,170
Gain on real estate transactions	30,457	8,073	31,666	34,236
Income from operations	139,255	97,615	346,916	310,473
Costs associated with loan refinancing or payoff	605	—	605	—
Interest expense, net	40,310	33,238	113,348	99,505
Equity in (income) loss from joint ventures	(2,555)	(2,934)	1,061	1,394
Income before income taxes	100,895	67,311	231,902	209,574
Income tax expense	774	725	2,005	1,542
Net income	100,121	66,586	229,897	208,032
Preferred dividend requirements	5,984	6,032	18,056	18,104
Net income available to common shareholders of EPR Properties	$94,137	$60,554	$211,841	$189,928
Net income available to common shareholders of EPR Properties per share:
Basic	$1.23	$0.80	$2.77	$2.50
Diluted	$1.22	$0.79	$2.75	$2.48
Shares used for computation (in thousands):
Basic	76,597	76,127	76,482	76,006
Diluted	77,239	76,668	77,033	76,496

Other comprehensive income:
Net income	$100,121	$66,586	$229,897	$208,032
Foreign currency translation adjustment	339	(5,459)	(9,720)	8,705
Unrealized (loss) gain on derivatives, net	(428)	4,876	7,823	(5,536)
Comprehensive income attributable to EPR Properties	$100,032	$66,003	$228,000	$211,201
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars in thousands except per share data)

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2024	83,619,740	$836	14,838,696	$148	$3,950,528	$(285,413)	$(3,756)	$(1,339,098)	$2,323,245
Restricted share units issued to Trustees	1,564	—	—	—	—	—	—	—	—
Issuance of nonvested shares and performance share units	532,326	6	—	—	8,694	—	—	—	8,700
Purchase of common shares for vesting	—	—	—	—	—	(9,833)	—	—	(9,833)
Share-based compensation expense	—	—	—	—	3,867	—	—	—	3,867
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	—	65,803	65,803
Issuances of common shares	6,801	—	—	—	329	—	—	—	329
Conversion of Series C Convertible Preferred shares to common shares	43	—	(100)	—	—	—	—	—	—
Share option exercises, net	268	—	—	—	12	(12)	—	—	—
Dividend equivalents accrued on performance share units	—	—	—	—	—	—	—	497	497
Dividends to common shareholders ($0.865 per share)	—	—	—	—	—	—	—	(65,753)	(65,753)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2025	84,160,742	$842	14,838,596	$148	$3,963,430	$(295,258)	$(3,567)	$(1,344,583)	$2,321,012

Restricted share units issued to Trustees	42,071	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,912	—	—	—	3,912
Foreign currency translation adjustment	—	—	—	—	—	—	13,983	—	13,983
Change in unrealized loss on derivatives, net		—	—	—	—	—	(10,420)	—	(10,420)
Net income	—	—	—	—	—	—	—	75,643	75,643
Issuances of common shares	6,354	—	—	—	336	—	—	—	336
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.885 per share)	—	—	—	—	—	—	—	(67,335)	(67,335)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2025	84,209,167	$842	14,838,596	$148	$3,967,678	$(295,258)	$(4)	$(1,342,315)	$2,331,091

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par

Continued from previous page.
Balance at June 30, 2025	84,209,167	$842	14,838,596	$148	$3,967,678	$(295,258)	$(4)	$(1,342,315)	$2,331,091
Issuance of nonvested shares and performance share units	17,602	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,907	—	—	—	3,907
Share-based compensation included in retirement and severance expense	—	—	—	—	847	—	—	—	847
Foreign currency translation adjustment	—	—	—	—	—	—	(5,459)	—	(5,459)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,876	—	4,876
Net income	—	—	—	—	—	—	—	66,586	66,586
Issuances of common shares	6,058	—	—	—	343	—	—	—	343
Share option exercises, net	208	—	—	—	9	(10)	—	—	(1)
Dividends to common shareholders ($0.885 per share)	—	—	—	—	—	—	—	(67,376)	(67,376)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2025	84,233,035	$842	14,838,596	$148	$3,972,784	$(295,268)	$(587)	$(1,349,137)	$2,328,782

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2025	84,239,580	$842	14,838,596	$148	$3,978,093	$(295,290)	$1,037	$(1,355,659)	$2,329,171
Issuance of nonvested shares and performance share units	598,801	6	—	—	7,336	—	—	—	7,342
Purchase of common shares for vesting	—	—	—	—	—	(13,143)	—	—	(13,143)
Share-based compensation expense	—	—	—	—	4,099	—	—	—	4,099
Share-based compensation included in retirement and severance expense	—	—	—	—	1,041	—	—	—	1,041
Foreign currency translation adjustment	—	—	—	—	—	—	(4,507)	—	(4,507)
Change in unrealized gain on derivatives, net	—	—	—	—	—	—	4,079	—	4,079
Net income	—	—	—	—	—	—	—	62,610	62,610
Issuances of common shares	5,776	—	—	—	326	—	—	—	326
Dividends to common shareholders ($0.90 per share)	—	—	—	—	—	—	—	(68,816)	(68,816)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at March 31, 2026	84,844,157	$848	14,838,596	$148	$3,990,895	$(308,433)	$609	$(1,367,897)	$2,316,170

Restricted share units issued to Trustees	40,741	1	—	—	—	—	—	—	1
Cancellations of nonvested shares	—	—	—	—	128	(128)	—	—	—
Share-based compensation expense	—	—	—	—	4,296	—	—	—	4,296
Foreign currency translation adjustment	—	—	—	—	—	—	(5,552)	—	(5,552)
Change in unrealized gain on derivatives, net		—	—	—	—	—	4,172	—	4,172
Net income	—	—	—	—	—	—	—	67,166	67,166
Issuances of common shares	6,573	—	—	—	377	—	—	—	377
Dividends to captive REIT preferred shareholders	—	—	—	—	—	—	—	(8)	(8)
Dividends to common shareholders ($0.93 per share)	—	—	—	—	—	—	—	(71,166)	(71,166)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at June 30, 2026	84,891,471	$849	14,838,596	$148	$3,995,696	$(308,561)	$(771)	$(1,377,937)	$2,309,424

Continued on next page.

	EPR Properties Shareholders’ Equity
	Common Shares		Preferred Shares		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Total
	Shares	Par	Shares	Par

Continued from previous page.
Balance at June 30, 2026	84,891,471	$849	14,838,596	$148	$3,995,696	$(308,561)	$(771)	$(1,377,937)	$2,309,424
Share-based compensation expense	—	—	—	—	4,929	—	—	—	4,929
Foreign currency translation adjustment	—	—	—	—	—	—	339	—	339
Change in unrealized loss on derivatives, net	—	—	—	—	—	—	(428)	—	(428)
Net income	—	—	—	—	—	—	—	100,121	100,121
Issuances of common shares	4,376	—	—	—	262	—	—	—	262
Conversion of Series C Convertible Preferred shares to common shares	58,704	1	(132,998)	(1)	—	—	—	—	—
Dividends to common shareholders ($0.93 per share)	—	—	—	—	—	—	—	(71,249)	(71,249)
Dividends to Series C preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(1,890)	(1,890)
Dividends to Series E preferred shareholders ($0.5625 per share)	—	—	—	—	—	—	—	(1,938)	(1,938)
Dividends to Series G preferred shareholders ($0.359375 per share)	—	—	—	—	—	—	—	(2,156)	(2,156)
Balance at September 30, 2026	84,954,551	$850	14,705,598	$147	$4,000,887	$(308,561)	$(860)	$(1,355,049)	$2,337,414

See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$229,897	$208,032
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate transactions	(31,666)	(34,236)
Deferred income tax expense (benefit)	515	(676)
Provision (benefit) for credit losses, net	(4,623)	9,462
Costs associated with loan refinancing or payoff	605	—
Equity in loss from joint ventures	1,061	1,394
Distributions from joint ventures	7	11
Depreciation and amortization	144,667	125,578
Amortization of deferred financing costs	8,471	6,428
Amortization of above/below market leases and tenant allowances, net	11	(243)
Share-based compensation expense to management and Trustees	13,324	11,686
Share-based compensation expense included in retirement and severance expense	1,041	847
Change in assets and liabilities:
Operating lease assets and liabilities	(1,380)	(1,048)
Mortgage notes accrued interest receivable	(1,866)	(2,245)
Accounts receivable	(9,361)	(10,272)
Other assets	(1,258)	(3,559)
Accounts payable and accrued liabilities	17,964	9,528
Unearned rents and interest	8,110	2,486
Net cash provided by operating activities	375,519	323,173
Investing activities:
Acquisition of and investments in real estate and other assets	(562,838)	(23,914)
Proceeds from sale of real estate	68,878	125,697
Investment in unconsolidated joint ventures	—	(1,432)
Settlement of derivative	(2,876)	—
Investment in mortgage notes receivable	(41,908)	(48,073)
Proceeds from mortgage notes receivable paydowns	14,761	9,633
Proceeds from note receivable paydowns	3,513	1,259
Additions to properties under development	(61,269)	(69,676)
Net cash used by investing activities	(581,739)	(6,506)
Financing activities:
Proceeds from long-term debt facilities	1,403,000	484,000
Principal payments on debt	(982,597)	(580,000)
Deferred financing fees paid	(14,639)	(446)
Net proceeds from issuance of common shares	664	709
Impact of share option exercises, net	—	(1)
Purchase of common shares for treasury for vesting	(13,143)	(9,833)
Dividends paid to shareholders	(227,750)	(217,393)
Net cash provided (used) by financing activities	165,535	(322,964)
Effect of exchange rate changes on cash	(686)	290
Net change in cash and cash equivalents and restricted cash	(41,371)	(6,007)
Cash and cash equivalents and restricted cash at beginning of the period	98,648	35,699
Cash and cash equivalents and restricted cash at end of the period	$57,277	$29,692
Supplemental information continued on next page.

EPR PROPERTIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Continued from previous page
	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of the period	$90,577	$22,062
Restricted cash at beginning of the period	8,071	13,637
Cash and cash equivalents and restricted cash at beginning of the period	$98,648	$35,699

Cash and cash equivalents at end of the period	$52,354	$13,710
Restricted cash at end of the period	4,923	15,982
Cash and cash equivalents and restricted cash at end of the period	$57,277	$29,692

Supplemental schedule of non-cash activity:
Transfer of property under development to real estate investments	$55,538	$98,956
Conversion of mortgage note receivable to real estate investment	72,800	—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	29,221	29,719
Remeasurement of right-of-use asset from early ground lease termination	—	7,439
Remeasurement of lease liability from early ground lease termination	—	10,901
Operating lease right-of-use assets	53,174	—
Operating lease liabilities	53,174	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$87,586	$88,067
Cash paid during the period for income taxes	3,094	2,329
Interest cost capitalized	740	3,154
Change in accrued capital expenditures	(7,342)	(3,736)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Amounts as of December 31, 2025 have been derived from the audited Consolidated Financial Statements as of that date and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on February 26, 2026.

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

The Company's variable interests in VIEs currently are in the form of equity investments and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. The primary beneficiary generally is defined as the party with the controlling financial interest. Consideration of various factors includes, but is not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. As of September 30, 2026 and December 31, 2025, the Company does not have any investments in consolidated VIEs.

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations, as applicable. Deferred financing costs, net, of $24.8 million and $25.2 million as of September 30, 2026 and December 31, 2025, respectively, are shown as a reduction of "Debt" in the accompanying consolidated balance sheets. The deferred financing costs, net related to the unsecured revolving credit facility of $13.7 million and $7.7 million as of September 30, 2026 and December 31, 2025, respectively, are included in "Other assets" in the accompanying consolidated balance sheets.

Rental Revenue
The Company leases real estate to its tenants under leases classified as operating leases. The Company's leases generally provide for rent escalations throughout the lease terms. Rents that are fixed are recognized on a straight-

line basis over the lease term. Base rent escalations that include a variable component are recognized upon the occurrence of the specified event as defined in the Company's lease agreements. Many of the Company's leasing arrangements include options to extend the lease, which are not included in the minimum lease terms unless the option is reasonably certain to be exercised. Straight-line rental revenue is subject to an evaluation for collectability, and the Company records a direct write-off against rental revenue if collectability of these future rents is not probable. The Company recognized straight-line write-offs of $0.6 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. Straight-line rental revenue, net of write-offs, was $13.2 million and $12.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Most of the Company’s lease contracts are triple-net leases, which require the tenants to make payments directly to third parties for lessor costs (such as property taxes and insurance) associated with the properties. In accordance with FASB ASC Topic 842, the Company does not include these lessee payments made to third parties in rental revenue or property operating expenses. In certain situations, the Company pays these lessor costs directly to third parties and the tenants reimburse the Company. In accordance with Topic 842, these payments are presented on a gross basis in rental revenue and property operating expense. During the nine months ended September 30, 2026 and 2025, the Company recognized $2.0 million and $1.3 million, respectively, in tenant reimbursements related to the gross-up of these reimbursed expenses that are included in rental revenue.

Certain of the Company's leases, particularly at its entertainment districts, require the tenants to make payments to the Company for property-related expenses such as common area maintenance. In accordance with Topic 842, the Company has elected to combine these non-lease components with the lease components in rental revenue. For the nine months ended September 30, 2026 and 2025, the amounts due for non-lease components included in rental revenue totaled $15.8 million and $14.3 million, respectively.

In addition, most of the Company's tenants are subject to additional rents (above base rents) if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specified triggering events occur as provided by the lease agreement. Rental revenue included percentage rents of $16.7 million and $14.9 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company regularly evaluates the collectability of its receivables on a lease-by-lease basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality, projected performance and historical trends of the tenant, as well as the current economic conditions and changes in customer payment terms. When the collectability of lease receivables and future lease payments is no longer probable, the Company records a direct write-off of the receivable to rental revenue and recognizes future rental revenue on a cash basis. In addition to the straight-line write-offs discussed above, during the nine months ended September 30, 2026, the Company wrote off other receivables totaling $0.7 million directly to rental revenue in the accompanying consolidated statements of income and comprehensive income upon the determination that collectability of these receivables and future lease payments from one tenant is no longer probable. There were no other receivable write-offs recognized during the nine months ended September 30, 2025.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower less an allowance for credit losses. Interest income is recognized using the effective interest method over the estimated life of the note. Interest income includes both the stated interest and the amortization or accretion of premiums or discounts (if any).

The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables related to its mortgage notes and notes receivable. Accordingly, if accrued interest receivable is deemed to be uncollectible, the Company will record any necessary write-offs as a reversal of interest income. There were no accrued interest write-offs for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company believes that all outstanding accrued interest is collectible.

In the event the Company has a past due mortgage note or note receivable that the Company determines is collateral-dependent, the Company measures expected credit losses based on the fair value of the collateral with the credit allowance being the difference between the outstanding principal balance of the notes and the estimated fair value. As of September 30, 2026, the Company does not have any mortgage notes or notes receivable with past due principal balances. See Note 5 for further discussion of mortgage notes and notes receivable for which the Company elected to apply the collateral-dependent practical expedient.

Mortgage and Other Financing Income
Certain of the Company's borrowers are subject to additional interest based on certain thresholds defined in the mortgage agreements (participating interest). Participating interest income is recognized at the time when specific triggering events occur as provided by the mortgage agreement. Participating interest income for the nine months ended September 30, 2026 and 2025 was $0.4 million and $1.8 million, respectively.

Concentrations of Risk
Topgolf USA (Topgolf), American Multi-Cinema, Inc. (AMC) and Regal Cinemas (Regal), a subsidiary of Cineworld Group, represented a significant portion of the Company's total revenue for the nine months ended September 30, 2026 and 2025. The following is a summary of the Company's total revenue derived from rental or interest payments from Topgolf, AMC and Regal (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
	Total Revenue	% of Company's Total Revenue	Total Revenue	% of Company's Total Revenue
Topgolf	$77,316	13.3%	$75,593	14.1%
AMC	76,004	13.1%	72,241	13.5%
Regal	65,861	11.3%	64,082	12.0%

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

3. Real Estate Investments

The following table summarizes the carrying amounts of real estate investments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Buildings and improvements	$5,302,712	$4,832,134
Furniture, fixtures & equipment	132,388	122,351
Land	1,326,589	1,226,207
Leasehold interests	29,827	28,453
	6,791,516	6,209,145
Accumulated depreciation	(1,830,912)	(1,714,886)
Total	$4,960,604	$4,494,259
Depreciation expense on real estate investments was $141.0 million and $122.8 million for the nine months ended September 30, 2026 and 2025, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2026 totaled $664.5 million and included the acquisition of seven attraction properties from Six Flags Entertainment Corporation for a total of $304.4 million. Enchanted Parks (formerly Innovative Attraction Management) is operating the six U.S. properties under a long-term triple-net master lease, and La Ronde Operations, Inc. is operating the Canadian property under a long-term triple-net lease. Investment spending for the nine months ended September 30, 2026 also included $251.4 million for the acquisition of two eat & play properties, two additional attraction properties and four fitness and wellness properties. In addition, investment spending for the nine months ended September 30, 2026 included $41.9 million of mortgage financing secured by two fitness and wellness properties and one experiential lodging property, as well as initial spending on a build-to-suit live performance venue. The remaining investment spending for the nine months ended September 30, 2026 related to other experiential build-to-suit development and redevelopment projects.

The aggregate investment spending for the nine months ended September 30, 2026 is as follows (in thousands):

Buildings and improvements	$426,500
Furniture, fixtures & equipment	9,096
Land	77,573
Leasehold interests	1,366
Real estate investments	$514,535

Total intangible assets and liabilities, net (1)	$41,299
Mortgage notes receivable	41,908
Property under development	66,787
Total investment spending	$664,529
(1) Intangible assets and liabilities are included in "Other assets" and "Accounts payable and accrued liabilities," respectively, in the accompanying consolidated balance sheets. The weighted average amortization periods for intangible assets and intangible liabilities are 19.5 years and 15.8 years, respectively.

During the three and nine months ended September 30, 2026, the Company completed the sale of one private school property for net proceeds of $68.2 million and recognized a gain on real estate transactions totaling $30.5 million. Disposition proceeds for the nine months ended September 30, 2026 totaled $85.4 million and included $16.5 million in repayments of mortgage notes and notes receivable.

5. Investment in Mortgage Notes and Notes Receivable

The Company measures expected credit losses on its mortgage notes and notes receivable on an individual basis because its financial instruments do not have similar risk characteristics. The Company uses a forward-looking commercial real estate loss forecasting tool to estimate its current expected credit losses (CECL) for each of its mortgage notes and notes receivable on a loan-by-loan basis. As of September 30, 2026, the Company did not anticipate any prepayments. Therefore, the contractual terms of its mortgage notes and notes receivable were used for the calculation of the expected credit losses. The Company updates the CECL model inputs at each reporting period to reflect, if applicable, any newly originated loans, changes to specific loan information on existing loans and current macroeconomic conditions. The CECL allowance is a valuation account that is deducted from the related mortgage note or note receivable.

Certain of the Company’s mortgage notes and notes receivable include commitments to fund future incremental amounts to its borrowers. These future funding commitments are also subject to the CECL model. The CECL allowance related to future funding is recorded as a liability and is included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Investment in mortgage notes, including related accrued interest receivable, was $639.6 million and $679.3 million at September 30, 2026 and December 31, 2025, respectively. Investment in notes receivable, including related accrued interest receivable, was $0.1 million and $2.7 million at September 30, 2026 and December 31, 2025, respectively, and is included in "Other assets" in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2026, the Company exercised its purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. In connection with this conversion, the Company recognized a gain on real estate transactions of approximately $1.0 million and a benefit for credit losses of approximately $1.3 million.

During the nine months ended September 30, 2026, the Company received $10.8 million in net proceeds representing payment in full on a mortgage note receivable that was secured by an eat & play property in Oregon. In connection with this loan payoff, the Company recognized defeasance fee income of $0.5 million, which is included in "Mortgage and other financing income" in the accompanying consolidated statements of income and comprehensive income. This loan was previously considered collateral-dependent.

During the nine months ended September 30, 2026, the Company extended the maturity date of a mortgage note receivable secured by an attraction property in North Carolina and received a principal payment of $3.5 million in connection with the extension. Additionally, during the three and nine months ended September 30, 2026, the Company received $2.3 million in net proceeds representing payment in full on a note receivable.

At September 30, 2026, one of the Company's mortgage notes receivable is considered collateral-dependent and expected credit losses are based on the fair value of the underlying collateral with the credit allowance being the difference between the outstanding principal balance of the note and the estimated fair value at the reporting date. The Company assessed the fair value of the collateral as of September 30, 2026 and the mortgage note receivable is fully reserved with an allowance for credit loss totaling $6.4 million, which represents the outstanding principal balance of the note as of September 30, 2026. Income from this borrower is recognized on a cash basis. No cash interest payments were received during the nine months ended September 30, 2026 and 2025 from this borrower.

At September 30, 2026, one of the Company's notes receivable is considered collateral-dependent. The Company assessed the fair value of the collateral as of September 30, 2026 on the note receivable. The note receivable is fully reserved with an allowance for credit loss totaling $5.1 million, which represents the outstanding principal balance of the note as of September 30, 2026. At September 30, 2026, the Company's investment in this note receivable was a variable interest investment and the underlying entity is a VIE. The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and, accordingly, this investment is not consolidated. The Company's maximum exposure to loss associated with this VIE is limited to the Company's outstanding note receivable in the amount of $5.1 million, which is fully reserved in the allowance for credit losses at September 30, 2026. The Company's income received from this borrower is recognized on a cash basis. During the nine months ended September 30, 2026 and 2025, the Company received cash basis interest payments of $0.5 million and $0.6 million, respectively, from this borrower. During the nine months ended September 30, 2026 and 2025, the Company received principal payments totaling $0.9 million and $0.8 million, respectively, from this borrower.

The following summarizes the activity within the allowance for credit losses related to mortgage notes, unfunded commitments and notes receivable for the nine months ended September 30, 2026 (in thousands):

	Mortgage notes receivable	Unfunded commitments - mortgage notes receivable	Notes receivable	Unfunded commitments - notes receivable	Total
Allowance for credit losses at December 31, 2025	$15,929	$811	$6,063	$—	$22,803
Provision (benefit) for credit losses, net	(3,632)	(51)	(940)	—	(4,623)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Allowance for credit losses at September 30, 2026	$12,297	$760	$5,123	$—	$18,180

6. Accounts Receivable

The following table summarizes the carrying amounts of accounts receivable as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Receivable from tenants	$4,309	$7,361
Receivable from non-tenants	1,606	2,939
Straight-line rent receivable	101,151	87,555
Total	$107,066	$97,855

7. Capital Markets and Dividends

During the three and nine months ended September 30, 2026, the Company declared cash dividends totaling $0.930 and $2.760 per common share, respectively. Additionally, during the three and nine months ended September 30, 2026, the Company declared cash dividends of $0.359375 and $1.078125 per share, respectively, on each of the Company's 5.75% Series C cumulative convertible preferred shares and the Company's 5.75% Series G cumulative redeemable preferred shares, and cash dividends of $0.5625 and $1.6875 per share, respectively, on the Company's 9.00% Series E cumulative convertible preferred shares. During the three months ended September 30, 2026, 132,998 of the Company's 5.75% Series C cumulative convertible preferred shares converted into 58,704 common shares.

At-the-Market Program ("ATM Program")
On December 5, 2025, the Company entered into an ATM Program, pursuant to which the Company may issue common shares having an aggregate sales price of up to $400.0 million on the open market or in privately negotiated transactions deemed to be “at-the-market” offerings under SEC rules, including through forward sale agreements. Transactions under the ATM Program, if any, will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and the Company's capital needs. The Company intends to use any net proceeds from the sale of common shares pursuant to the ATM Program for general corporate purposes, including funding the Company's pipeline of acquisition and build-to-suit projects, working capital and the repayment of the Company's outstanding indebtedness. As of September 30, 2026, the Company had $262.5 million of capacity remaining under the ATM Program.

The use of forward sale agreements allows the Company to lock in a share price on the sale of shares at the time the forward sale agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. If the Company enters into a forward sale agreement, it expects to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement. The aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. The forward sales price will be equal to the volume-weighted average hedge price per share at which the borrowed common shares were sold by the forward seller, less a per share commission, subject to adjustment. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser. Until settlement of the forward sale agreements, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common shares is higher than the average forward sales price.

The Company did not issue any common shares under its ATM Program during the three and nine months ended September 30, 2026. The following table summarizes activity under the Company's ATM Program in connection with forward sale agreements for the three and nine months ended September 30, 2026 (dollars in thousands except share information):

Period Entered Into Forward Sale Agreements	Total Forward Shares Sold	Total Forward Shares Settled	Total Forward Shares Outstanding	Volume Weighted Average Hedge Share Price (1)	Net Proceeds Received (2)	Estimated Net Proceeds at September 30, 2026 (3)
Three Months Ended March 31, 2026	797,422	—	797,422	$59.52	$—	$46,048
Three Months Ended June 30, 2026	392,462	—	392,462	59.70	—	22,880
Three Months Ended September 30, 2026	1,095,951	—	1,095,951	60.79	—	65,652
Total	2,285,835	—	2,285,835	$60.16	$—	$134,580
(1) Before payment of commissions and subject to a daily adjustment based on the overnight bank borrowing rate less a spread and reduced by expected dividend payments on the Company's common shares during the term of the applicable forward sale agreement.
(2) After payment of commissions.
(3) Represents estimated net proceeds from forward sale agreements that have not settled as if these agreements had been physically settled for cash as of the date presented. Settlement of these shares is subject to customary closing conditions, and actual net proceeds will be net of costs and certain adjustments calculated on the settlement date.

The Company did not initially receive any proceeds from the sale of forward shares under the ATM Program. The Company has the option to settle the outstanding common shares listed above prior to the maturity dates of the respective forward sale agreements beginning on March 1, 2027 through March 6, 2028, by physical delivery of the outstanding common shares in exchange for cash proceeds.

Amended Credit Agreement and Debt Repayment
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

The amendments to the revolving credit facility, among other things, (i) extended the maturity date from October 2, 2028 to July 17, 2030, with two six-month extension options, subject to the payment of additional fees and the satisfaction of customary conditions, (ii) generally reduced the interest rate payable on outstanding loans by five basis points, (iii) modified the asset value calculations under certain financial covenants to include the expected cash proceeds from the sale of common shares under qualified forward equity contracts and (iv) split the prior revolving facility’s $300.0 million foreign currency sublimit into a separate, stand-alone foreign currency revolving credit facility of the same size.

The Amended Credit Agreement also established a new $600.0 million senior unsecured delayed draw term loan facility that was fully drawn by the Company as of September 30, 2026. The new term loan bears interest based on the Company’s credit ratings (SOFR plus 115 basis points at closing) and matures on January 17, 2032.

In addition, the Amended Credit Agreement includes a $1.0 billion accordion feature on the combined unsecured revolving credit and delayed draw term loan facilities that increases the maximum amount available under the combined facilities from $1.6 billion to $2.6 billion, at the Company’s election and subject to lender consent and customary conditions.

In connection with entering into the Amended Credit Agreement, the Company incurred $8.9 million and $5.3 million in fees related to the revolving credit facility and the new senior unsecured delayed draw term loan facility, respectively. These fees are included in "Other assets" for the revolving credit facility and "Debt" for the delayed draw term loan facility in the accompanying consolidated balance sheet and amortized as part of the effective yield. Additionally, the Company recorded a non-cash write-off of deferred financing costs (net of accumulated amortization) totaling $0.6 million to "Costs associated with loan refinancing or payoff" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026.

Upon maturity, on August 24, 2026, the Company repaid in full $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction.

8. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities", as applicable. The Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative assets of $4.6 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively. The Company had no derivative liabilities at September 30, 2026 and derivative liabilities of $6.9 million at December 31, 2025. See Note 9 for disclosures relating to the fair value of the derivative instruments.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions, including the effect of changes in foreign currency exchange rates on foreign currency transactions and interest rates on its variable rate borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

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

The Company had one interest rate swap agreement designated as a cash flow hedge of interest rate risk that expired on September 30, 2026. This interest rate swap limited the variable portion of the interest rate (SOFR) on a $25.0 million bond to 2.5325%. Upon its maturity, the Company did not renew, replace or enter into a new interest rate swap agreement to hedge the related variable-rate exposure. As a result, the $25.0 million variable-rate borrowing is no longer hedged and will bear interest at the prevailing variable rate.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on CAD denominated cash flow from its seven Canadian properties.

On August 17, 2026, the Company de-designated its eight CAD to USD cross-currency swaps in conjunction with entering into new net investment hedge agreements described below and terminated the previous cross-currency swap agreements. The Company received $0.1 million in connection with the settlement of the CAD to USD cross-currency swaps. As these agreements were terminated prior to their maturity, the remaining AOCI balance of approximately $0.1 million was frozen and will be amortized to other income through December 1, 2026, which is the original term of the de-designated swaps.

Net Investment Hedges of Foreign Exchange Risk
The Company is exposed to fluctuations in the USD-CAD exchange rate on its net investments in Canada. As such, the Company uses currency forward agreements and cross-currency swaps to manage its exposure to changes in foreign exchange rates on certain of its foreign net investments.

On August 17, 2026, the Company de-designated its CAD to USD forward contracts in conjunction with entering into new cross-currency swap agreements described below. The Company paid $3.0 million in connection with the settlement of the CAD to USD forward contracts. The corresponding change in value of the forward contracts for the period from inception through de-designation continues to be reported in AOCI until the net investment is sold or liquidated.

On August 17, 2026, the Company entered into five cross-currency swaps designated as net investment hedges. As of September 30, 2026, the terms of these cross-currency swaps were:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flows (in millions, CAD)	CAD per USD exchange rate on monthly settlements (1)	Maturity
$1.39 CAD per USD	$240.0	$19.2	1.19	August 1, 2028
$1.39 CAD per USD	120.0	9.6	1.21	August 1, 2029
Total	$360.0	$28.8

(1) The cross-currency swaps have a monthly settlement feature. The net effect of the monthly settlement is an excluded component from the designated hedging relationship.

For qualifying foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives is reported in AOCI as part of the cumulative translation adjustment. These amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses on the derivative representing hedge components excluded from the designated hedging relationship are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company's accounting policy election.

Fair Value Hedges of Foreign Exchange Risk
The Company has a CAD denominated mortgage note receivable secured by a fitness & wellness property in Winnipeg, Canada. The Company uses a cross-currency swap designated as a fair value hedge to mitigate foreign currency risk associated with fluctuations in the USD-CAD spot rate associated with the principal remeasurement of this mortgage note. The Company has a cross-currency swap with an interim and final notional exchange of $27.9 million CAD and $20.0 million USD at a spot rate of $1.39 CAD per USD to fund the principal amount of the mortgage note receivable and monthly exchanges as noted below.

As of September 30, 2026, the Company had the following cross-currency swap designated as a fair value hedge:

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

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2026 and 2025.
Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2026	2025	2026	2025
Cash Flow Hedges
Interest Rate Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	$(3)	$23	$36	$151
Amount of (Expense) Income Reclassified from AOCI into Earnings (1)	(14)	32	(39)	272
Cross-Currency Swaps
Amount of (Loss) Gain Recognized in AOCI on Derivative	(143)	540	252	(660)
Amount of Income Reclassified from AOCI into Earnings (2)	114	96	298	434
Net Investment Hedges
Cross-Currency Swaps
Amount of Gain Recognized in AOCI on Derivative	4,930	—	4,930	—
Amount of Income Recognized in Earnings (2) (3)	427	—	427	—
Currency Forward Agreements
Amount of (Loss) Gain Recognized in AOCI on Derivative	(4,559)	4,504	3,682	(4,258)
Fair Value Hedges
Cross-Currency Swaps
Amount of Loss Recognized in AOCI on Derivative (3)	(77)	(60)	(260)	(60)
Amount of Income Reclassified from AOCI into Earnings (2)	—	3	—	3
Amount of Gain (Loss) Recognized in Earnings (2)(3)	49	(2)	131	(2)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivatives	$148	$5,007	$8,640	$(4,827)
Amount of Income Reclassified from AOCI into Earnings	100	131	259	709
Amount of Gain (Loss) Recognized in Earnings	476	(2)	558	(2)

Interest expense, net in accompanying consolidated statements of income and comprehensive income	$40,310	$33,238	$113,348	$99,505
Other income in accompanying consolidated statements of income and comprehensive income	$14,230	$12,135	$36,064	$35,989
(1) Included in "Interest expense, net" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025.
(2) Included in "Other income" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025.
(3) Amounts excluded from the designated hedging relationship.

Credit-risk-related Contingent Features
As of September 30, 2026, the Company had no derivatives in a liability position, had not posted any collateral related to derivative agreements and was not in breach of any provisions in these agreements.

9. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurement guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments
While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

Recurring fair value measurements
The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at
September 30, 2026 and December 31, 2025
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2026
Cross-Currency Swaps (1)	$—	$4,553	$—	$4,553

December 31, 2025
Cross-Currency Swaps (1)	$—	$101	$—	$101
Cross-Currency Swaps (2)	—	(252)	—	(252)
Currency Forward Agreements (2)	—	(6,677)	—	(6,677)
Interest Rate Swap Agreements (1)	—	194	—	194
(1) Included in "Other assets" in the accompanying consolidated balance sheets.
(2) Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets.

Non-recurring fair value measurements
The table below presents the Company's assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2026 and December 31, 2025
(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
2026:
Real estate investments, net (1)	$—	$—	$72,800	$72,800
2025:
Mortgage notes and related accrued interest receivable (2)	$—	$—	$—	$—
(1) As further discussed in Note 5, during the nine months ended September 30, 2026, the Company exercised its purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. Management estimated the fair value of this property using an independent appraisal, which used a discounted cash flow model. The significant inputs and assumptions used in the real estate appraisal included a discount rate of 8.00% and a terminal capitalization rate of 7.25%. Estimating future cash flows is highly subjective and estimates can differ materially from actual results. These measurements were classified within Level 3 of the fair value hierarchy because many of the assumptions were not observable.

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

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2026 and December 31, 2025:

Mortgage notes receivable and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable, net, is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2026, the Company had a carrying value of $639.6 million in fixed-rate mortgage notes receivable outstanding, including related accrued interest and allowance for credit losses, with a weighted average interest rate of approximately 9.12%. The fixed-rate mortgage notes bear interest at rates of 7.15% to 12.88%. Discounting the future cash flows for fixed-rate mortgage notes receivable using estimated market rates of 7.00% to 11.50%, management estimates the fair value of the fixed-rate mortgage notes receivable to be approximately $687.4 million with an estimated weighted average market rate of 7.98% at September 30, 2026.

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

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2026 and December 31, 2025, the Company had a carrying value of $625.0 million and $25.0 million in variable-rate debt outstanding, respectively, with interest rates of approximately 4.98% and 3.95%, respectively. The carrying value of the variable-rate debt outstanding approximated the fair value at September 30, 2026 and December 31, 2025.

At December 31, 2025, $25.0 million of variable-rate debt outstanding, discussed above, had been effectively converted to a fixed rate by an interest rate swap agreement. See Note 8 for additional information related to the Company's interest rate swap agreement.

At September 30, 2026, the Company had a carrying value of $2.75 billion in fixed-rate long-term debt outstanding with a weighted average interest rate of approximately 4.39%. Discounting the future cash flows for fixed-rate debt using September 30, 2026 market rates of 5.33% to 6.30%, management estimates the fair value of the fixed rate debt to be approximately $2.60 billion with an estimated weighted average market rate of 5.84% at September 30, 2026.

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

10. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands except per share information):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$100,121			$229,897
Less: preferred dividend requirements	(5,984)			(18,056)
Net income available to common shareholders	$94,137	76,597	$1.23	$211,841	76,482	$2.77
Diluted EPS:
Net income available to common shareholders	$94,137	76,597		$211,841	76,482
Effect of dilutive securities:
Share options, performance share units and ATM forward equity offerings	—	642		—	551
Net income available to common shareholders	$94,137	77,239	$1.22	$211,841	77,033	$2.75

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Net income	$66,586			$208,032
Less: preferred dividend requirements	(6,032)			(18,104)
Net income available to common shareholders	$60,554	76,127	$0.80	$189,928	76,006	$2.50
Diluted EPS:
Net income available to common shareholders	$60,554	76,127		$189,928	76,006
Effect of dilutive securities:
Share options and performance share units	—	541		—	490
Net income available to common shareholders	$60,554	76,668	$0.79	$189,928	76,496	$2.48

The effect of the potential common shares from the conversion of the Company’s convertible preferred shares and from the exercise of share options is included in diluted earnings per share if the effect is dilutive. Potential common shares from the performance share units are included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and, if the conditions have been satisfied during the reporting period, the number of contingently issuable shares is included in the computation of diluted earnings per share.

The following shares have been excluded from the calculation of diluted earnings per share because they are anti-dilutive, or in the case of contingently issuable performance share units, are not probable of issuance:
•The additional 2.3 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2026 and 2025.
•The additional 1.7 million common shares that would result from the conversion of the Company’s 9.00% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares for both the three and nine months ended September 30, 2026 and 2025.
•Outstanding options to purchase 7 thousand common shares at per share prices ranging from $69.19 to $76.63 for the three and nine months ended September 30, 2026.
•Outstanding options to purchase 11 thousand common shares at per share prices ranging from $56.94 to $76.63 for both the three and nine months ended September 30, 2025.
•The effect of 2,242,802 and 2,285,835 common shares related to forward sale agreements under the Company's ATM Program that have not settled for the three and nine months ended September 30, 2026, respectively.

11. Retirement of Executive Vice President and Chief Investment Officer

On March 2, 2026, the Company's Executive Vice President and Chief Investment Officer, Greg Zimmerman, retired from his position at the Company. The role of Executive Vice President and Chief Investment Officer has been assumed by Ben Fox, who joined the Company in August of 2025. During the nine months ended September 30, 2026, the Company recorded retirement and severance expense related to Mr. Zimmerman's retirement totaling $1.4 million, which included cash payments totaling $0.4 million and accelerated vesting of nonvested shares totaling $1.0 million.

12. Equity Incentive Plans

The Company issues equity awards under the 2016 Equity Incentive Plan, which may be in the form of restricted common shares, restricted share units, performance share units or other share-based awards. Under the 2016 Equity Incentive Plan, an aggregate of 5,950,000 common shares may be granted. At September 30, 2026, there were 1,650,862 shares available for issuance under the 2016 Equity Incentive Plan.

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2025	648,878	$46.05
Granted	336,422	54.68
Vested	(331,954)	45.24
Forfeited	(3,008)	42.52
Outstanding at September 30, 2026	650,338	$50.95	1.11

The holders of nonvested shares have voting rights and receive dividends from the date of grant. The fair value of the nonvested shares that vested was $16.9 million and $11.8 million for the nine months ended September 30, 2026 and 2025, respectively. Expense recognized related to nonvested shares and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $6.3 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively. Expense related to nonvested shares and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.4 million for both the nine months ended September 30, 2026 and 2025. At September 30, 2026, unamortized share-based compensation expense related to nonvested shares was $15.2 million.

Nonvested Performance Share Units
A summary of the Company's nonvested performance share unit activity and related information is as follows:

	Target Number of Performance Share Units	Weighted avg. grant date fair value (1)	Weighted avg. life remaining
Outstanding at December 31, 2025	341,692	$57.97
Granted	119,459	56.19
Vested (2)	(111,593)	63.08
Outstanding at September 30, 2026	349,558	$55.73	1.25
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

(2) The achievement of the performance conditions for the performance share units granted during the year ended December 31, 2023 resulted in a performance payout percentage of 250% for both the Company's TSR relative to the TSRs of the Company's peer group companies and the Company's TSR relative to the TSRs of companies in the MSCI US REIT Index. The Company's CAGR in AFFO per share performance condition over the three-year performance period was not achieved and resulted in no pay out. The achievement of the performance conditions and the above payout percentages resulted in the issuance of 209,238 common shares and 53,141 common shares from dividend equivalents. The fair value of the performance share units and dividend equivalents that vested was $15.2 million.

The number of common shares issuable upon settlement of the performance share units granted during the nine months ended September 30, 2026, 2025 and 2024 will be based upon the Company's achievement level relative to performance measures at December 31, 2028, 2027 and 2026, respectively. The performance share units accrue dividend equivalents that are paid as additional common shares based on the Company's achievement levels and upon settlement of the performance share units. The Company's achievement level relative to the performance measures is assigned a specific payout percentage for each of these years, which is multiplied by a target number of performance share units.

TSR vs. Triple-Net Peer Group	TSR vs. MSCI US REIT Index	CAGR in AFFO per share growth
52.2%	26.1%	21.7%
The performance share units based on relative TSR performance have market conditions and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of approximately $5.4 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively. The estimated fair value is amortized to expense over the three-year performance periods, which end on December 31, 2028, 2027 and 2026 for performance share units granted in 2026, 2025 and 2024, respectively. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance share units with a market condition for the nine months ended September 30, 2026: risk-free interest rate of 3.6%, volatility factors in the expected market price of the Company's common shares of 22% and an expected life of approximately three years.

The performance share units based on growth in AFFO per share have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common shares on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2026, achievement of the performance condition was deemed probable for the performance share units granted during the nine months ended September 30, 2026, 2025 and 2024 with an expected payout percentage of 165%, 200% and 51.4%, respectively, which resulted in grant date fair values of approximately $2.2 million, $2.5 million and $0.5 million, respectively.

Expense recognized related to performance share units and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $5.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. Expense related to performance share units and included in retirement and severance expense in the accompanying consolidated statements of income and comprehensive income was $0.6 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unamortized share-based compensation expense related to nonvested performance share units was $8.9 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2025	42,071	$56.01
Granted	40,741	56.20
Vested	(42,071)	56.01
Outstanding at September 30, 2026	40,741	$56.20	0.67

The holders of restricted share units receive dividend equivalents from the date of grant. Total expense recognized related to shares issued to non-employee Trustees and included in "General and administrative expense" in the accompanying consolidated statements of income and comprehensive income was $1.7 million for both the nine months ended September 30, 2026 and 2025. At September 30, 2026, unamortized share-based compensation expense related to restricted share units was $1.5 million.

13. Operating Leases

The Company’s real estate investments are leased under operating leases. In addition to its lessor arrangements on its real estate investments, as of September 30, 2026 and December 31, 2025, the Company was a lessee in 54 and 50 operating ground leases, respectively, and lessee in an operating lease of its executive office. The Company's tenants, who are generally subtenants under these ground leases, are responsible for paying the rent under these ground leases. As of September 30, 2026, rental revenue from one of the Company's tenants, who is also a subtenant under certain ground leases, is being recognized on a cash basis. In addition, two of the Company's ground leases do not currently have subtenants. In the event a tenant fails to pay the ground lease rent or if the property does not have a subtenant, the Company is primarily responsible for the payment, assuming the Company does not sell or re-tenant the property.

The following table summarizes rental revenue, including sublease arrangements and lease costs, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Lease revenue
Operating leases	Rental revenue	$167,674	$148,125	$477,841	$431,672
Sublease income - operating ground leases	Rental revenue	7,616	6,713	21,667	19,876

Lease costs
Operating ground lease cost	Property operating expense	$7,523	$6,765	$21,382	$20,141
Operating office lease cost	General and administrative expense	267	224	715	672

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

The financial information summarized below is presented by reportable operating segment (in thousands):

Balance Sheet Data:
	As of September 30, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,801,369	$316,275	$61,734	$6,179,378

	As of December 31, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Total Assets	$5,241,639	$363,430	$94,693	$5,699,762

Operating Data:
	Three Months Ended September 30, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$166,731	$8,559	$—	$175,290
Other income	13,839	—	391	14,230
Mortgage and other financing income	14,578	4	—	14,582
Total revenue	195,148	8,563	391	204,102
Property operating expense	15,423	—	279	15,702
Other expense	12,690	—	—	12,690
Total investment expenses	28,113	—	279	28,392
Net operating income - before unallocated items	167,035	8,563	112	175,710
Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(14,809)
Transaction costs				(187)
(Provision) benefit for credit losses, net				(836)
Depreciation and amortization				(51,080)
Gain on real estate transactions				30,457
Costs associated with loan refinancing or payoff				(605)
Interest expense, net				(40,310)
Equity in income from joint ventures				2,555
Income tax expense				(774)
Net income				100,121
Preferred dividend requirements				(5,984)
Net income available to common shareholders of EPR Properties				$94,137

	Three Months Ended September 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$146,129	$8,709	$—	$154,838
Other income	12,072	—	63	12,135
Mortgage and other financing income	15,326	7	—	15,333
Total revenue	173,527	8,716	63	182,306
Property operating expense	14,275	(12)	215	14,478
Other expense	11,173	—	—	11,173
Total investment expenses	25,448	(12)	215	25,651
Net operating income - before unallocated items	148,079	8,728	(152)	156,655
Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(14,001)
Retirement and severance expense				(1,094)
Transaction costs				(492)
(Provision) benefit for credit losses, net				(9,117)
Depreciation and amortization				(42,409)
Gain on real estate transactions				8,073
Interest expense, net				(33,238)
Equity in income from joint ventures				2,934
Income tax expense				(725)
Net income				66,586
Preferred dividend requirements				(6,032)
Net income available to common shareholders of EPR Properties				$60,554

	Nine Months Ended September 30, 2026
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$473,924	$25,584	$—	$499,508
Other income	35,503	—	561	36,064
Mortgage and other financing income	45,848	13	—	45,861
Total revenue	555,275	25,597	561	581,433
Property operating expense	45,647	5	769	46,421
Other expense	34,743	—	—	34,743
Total investment expenses	80,390	5	769	81,164
Net operating income - before unallocated items	474,885	25,592	(208)	500,269
Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(43,027)
Retirement and severance expense				(1,423)
Transaction costs				(525)
(Provision) benefit for credit losses, net				4,623
Depreciation and amortization				(144,667)
Gain on real estate transactions				31,666
Costs associated with loan refinancing or payoff				(605)
Interest expense, net				(113,348)
Equity in loss from joint ventures				(1,061)
Income tax expense				(2,005)
Net income				229,897
Preferred dividend requirements				(18,056)
Net income available to common shareholders of EPR Properties				$211,841

	Nine Months Ended September 30, 2025
	Experiential	Education	Corporate/Unallocated	Consolidated
Rental revenue	$423,621	$27,927	$—	$451,548
Other income	35,704	—	285	35,989
Mortgage and other financing income	47,586	284	—	47,870
Total revenue	506,911	28,211	285	535,407
Property operating expense	43,631	16	663	44,310
Other expense	35,743	—	—	35,743
Total investment expenses	79,374	16	663	80,053
Net operating income - before unallocated items	427,537	28,195	(378)	455,354
Reconciliation to Consolidated Statements of Income and Comprehensive Income:
General and administrative expense				(41,255)
Retirement and severance expense				(1,094)
Transaction costs				(1,728)
(Provision) benefit for credit losses, net				(9,462)
Depreciation and amortization				(125,578)
Gain on real estate transactions				34,236
Interest expense, net				(99,505)
Equity in loss from joint ventures				(1,394)
Income tax expense				(1,542)
Net income				208,032
Preferred dividend requirements				(18,104)
Net income available to common shareholders of EPR Properties				$189,928

15. Other Commitments and Contingencies

As of September 30, 2026, the Company had 25 development projects with commitments to fund an aggregate of approximately $61.1 million. The Company advances development costs in periodic draws. If the Company determines that construction is not being completed or progressing in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage notes investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of specified events outside of its direct control. As of September 30, 2026, the Company had four mortgage notes with commitments totaling approximately $134.4 million. If commitments are funded in the future, the Company will charge interest at rates consistent with the existing investments.

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

As of September 30, 2026, our total assets were approximately $6.2 billion (after accumulated depreciation of approximately $1.8 billion) with properties located in 43 states and Canada. Our total investments (a non-GAAP financial measure) were approximately $7.6 billion as of September 30, 2026. See "Non-GAAP Financial Measures" for the reconciliation of "Total assets" in the consolidated balance sheet to total investments at September 30, 2026 and December 31, 2025. We group our investments into two reportable segments, Experiential and Education. As of September 30, 2026, our Experiential investments comprised $7.2 billion, or 95%, and our Education investments comprised $0.4 billion, or 5%, of our total investments.

As of September 30, 2026, our Experiential portfolio (excluding property under development, undeveloped land inventory and two joint venture properties) consisted of the following property types (owned or financed):
•148 theatre properties;
•62 eat & play properties (including seven theatres located in entertainment districts);
•35 attraction properties;
•11 ski properties;
•five experiential lodging properties;
•32 fitness & wellness properties;
•one gaming property;
•one cultural property; and
•one live venue.

As of September 30, 2026, our wholly-owned Experiential real estate portfolio consisted of approximately 19.7 million square feet, was 99% leased or operated and included $52.1 million in property under development and $20.2 million in undeveloped land inventory.

As of September 30, 2026, our Education portfolio consisted of 54 properties (owned or financed) and our wholly-owned Education properties consisted of approximately 1.0 million square feet and were 100% leased.

The combined wholly-owned portfolio consisted of 20.7 million square feet and was 99% leased or operated.

Challenging Economic, Geopolitical and International Trade Environment
REITs are generally experiencing heightened risks and uncertainties resulting from current challenging economic conditions, including significant volatility and negative pressure in financial and capital markets, higher cost of capital, lasting impacts of high inflation and other risks and uncertainties associated with the current economic environment. Additionally, recent geopolitical events and macroeconomic trends, including evolving global armed conflicts and significant changes in U.S. and international trade policies, have produced heightened uncertainty. This uncertainty could further weaken economic conditions, contribute to inflation, increase borrowing costs and decrease consumer spending. Additionally, our tenants and their customers are similarly experiencing these uncertainties, which could negatively affect their financial resources and ability to satisfy their obligations to us.

Operating Results
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share are detailed below for the three and nine months ended September 30, 2026 and 2025 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Total revenue	$204.1	$182.3	12.0%	$581.4	$535.4	8.6%
Net income available to common shareholders per diluted share	$1.22	$0.79	54.4%	$2.75	$2.48	10.9%
FFOAA per diluted share	$1.49	$1.37	8.8%	$4.16	$3.81	9.2%

The major factors impacting our results for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025 were as follows:
•The effect of investments and dispositions that occurred in 2026 and 2025, as well as contractual increases in rent and interest related to existing investments;
•The recognition of higher other income and other expense primarily related to better performance at our four theatre properties that we operate for the three months ended September 30, 2026 versus the three months ended September 30, 2025;
•The recognition of higher general and administrative expense for the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025;
•The change in the provision (benefit) for credit losses, net for the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025;
•The recognition of higher gain on real estate transactions for the three months ended September 30, 2026 versus the three months ended September 30, 2025 and lower gain on real estate transactions for the nine months ended September 30, 2026 versus the nine months ended September 30, 2025; and
•The increase in interest expense, net for the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025.

For further detail on items impacting our operating results, see section below titled "Results of Operations." FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate, accounting for real estate acquisitions, assessing the collectability of receivables and the credit loss related to mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. A summary of critical accounting policies and estimates is included in our 2025 Annual Report. For the nine months ended September 30, 2026, there were no changes to critical accounting policies.

Recent Developments

Investment Spending
Our investment spending during the nine months ended September 30, 2026 and 2025 totaled $664.5 million and $140.8 million, respectively, and is detailed below (in thousands):

Nine Months Ended September 30, 2026
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Theatres	$331	$—	$331	$—	$—	$—
Eat & Play	73,627	19,906	1,428	52,293	—	—
Attractions	387,599	—	—	387,599	—	—
Experiential Lodging	13,171	—	—	501	12,600	70
Fitness & Wellness	189,328	39,232	5,820	115,441	28,835	—
Live Venues	473	—	—	—	473	—
Total Experiential	664,529	59,138	7,579	555,834	41,908	70
Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$664,529	$59,138	$7,579	$555,834	$41,908	$70

Nine Months Ended September 30, 2025
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Experiential:
Eat & Play	$59,875	$57,130	$2,471	$—	$274	$—
Attractions	14,281	—	—	14,281	—	—
Ski	1,880	—	—	—	1,880	—
Experiential Lodging	3,355	—	14	—	—	3,341
Fitness & Wellness	61,400	—	13,965	1,242	46,193	—
Total Experiential	140,791	57,130	16,450	15,523	48,347	3,341
Education:
Total Education	—	—	—	—	—	—

Total Investment Spending	$140,791	$57,130	$16,450	$15,523	$48,347	$3,341

The above amounts include $0.7 million and $3.2 million in capitalized interest and $129 thousand and $245 thousand in other general and administrative direct project costs for the nine months ended September 30, 2026 and 2025, respectively. Excluded from the table above is approximately $1.7 million and $3.7 million of maintenance capital expenditures for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, we completed the acquisition of seven attraction properties from Six Flags Entertainment Corporation for a total of $304.4 million with approximately $11.0 million anticipated to be invested in additional improvements to the properties over the next two years. Enchanted Parks is operating the six U.S. properties under a long-term triple-net master lease, and La Ronde Operations, Inc. is operating the Canadian property under a long-term triple-net lease.

Dispositions
During the nine months ended September 30, 2026, disposition proceeds totaled $85.4 million and included the sale of one private school property for net proceeds of $68.2 million, for which we recognized a gain of $30.5 million.

Mortgage Note Receivable Conversion
During the nine months ended September 30, 2026, we exercised our purchase option to convert a $70.0 million mortgage note receivable secured by an experiential lodging property in Tennessee into a wholly-owned rental property subject to a long-term triple-net lease. In connection with this conversion, we recognized a gain on real estate transactions of approximately $1.0 million and a benefit for credit losses of approximately $1.3 million.

Mortgage Note and Note Receivable Repayments
During the nine months ended September 30, 2026, we received $10.8 million in net proceeds representing payment in full on a mortgage note receivable secured by an eat & play property in Oregon. In connection with this loan payoff, we recognized defeasance fee income of $0.5 million, which is included in "Mortgage and other financing income" in the accompanying consolidated statements of income and comprehensive income.

During the three and nine months ended September 30, 2026, we extended the maturity date of a mortgage note receivable secured by an attraction property in North Carolina and received a principal payment of $3.5 million in connection with the extension. Additionally, during the three and nine months ended September 30, 2026, we received $2.3 million in net proceeds representing payment in full on a note receivable.

Chief Investment Officer Transition
On March 2, 2026, our Executive Vice President and Chief Investment Officer, Greg Zimmerman, retired from his position. The role of Executive Vice President and Chief Investment Officer has been assumed by Ben Fox, who joined us in August of 2025. During the nine months ended September 30, 2026, we recorded retirement and severance expense related to Mr. Zimmerman's retirement totaling $1.4 million, which included cash payments totaling $0.4 million and accelerated vesting of nonvested shares totaling $1.0 million.

Debt and Capital Markets Activities
During the nine months ended September 30, 2026, we entered into forward sale agreements pursuant to our "at-the-market" offering program ("ATM Program") to sell an aggregate of 2,285,835 common shares for initial gross proceeds of $137.5 million, or an average forward price of $60.16 per share, subject to adjustment upon settlement. We have the option to settle the outstanding common shares any time before the maturity dates of the respective forward sale agreements beginning on March 1, 2027 through March 6, 2028, subject to customary closing conditions. As of September 30, 2026, we have $262.5 million of remaining capacity under our ATM Program and expected net proceeds of unsettled forward sale agreements totaling $134.6 million.

On July 17, 2026, we entered into a new amended and restated $1.6 billion credit agreement that, among other things, extended the maturity date and reduced the interest rate payable on our $1.0 billion senior unsecured revolving credit facility and established a new $600.0 million senior unsecured delayed draw term loan facility due in 2032. See "Liquidity and Capital Resources" below for additional information.

Upon maturity, on August 24, 2026, we repaid in full $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction.

Results of Operations

Three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

Analysis of Revenue

The following table summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Minimum rent (1)	$154,767	$138,908	$15,859	$450,358	$407,586	$42,772
Percentage rent (2)	9,792	7,042	2,750	16,733	14,893	1,840
Straight-line rent	4,658	3,541	1,117	13,154	12,075	1,079
Tenant reimbursements	5,536	4,888	648	17,755	15,569	2,186
Other rental revenue	537	459	78	1,508	1,425	83
Total rental revenue	$175,290	$154,838	$20,452	$499,508	$451,548	$47,960
Other income (3)	14,230	12,135	2,095	36,064	35,989	75
Mortgage and other financing income	14,582	15,333	(751)	45,861	47,870	(2,009)
Total revenue	$204,102	$182,306	$21,796	$581,433	$535,407	$46,026

(1) For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, the increase in minimum rent resulted from an increase of $16.5 million related to property acquisitions and developments completed in 2026 and 2025. In addition, there was a net increase in minimum rent of $0.4 million related to existing properties. This was partially offset by a decrease in rental revenue of $0.3 million from property dispositions and $0.7 million from the write-offs of lease receivables related to one tenant as collection was no longer probable.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, the increase in minimum rent resulted from an increase of $38.0 million related to property acquisitions and developments completed in 2026 and 2025. In addition, there was a net increase in minimum rent of $7.6 million related to existing properties. This was partially offset by a decrease in rental revenue of $2.1 million from property dispositions and $0.7 million from write-offs of lease receivables related to one tenant as collection was no longer probable.

During the nine months ended September 30, 2026, we renewed five lease agreements related to four properties, consisting of a ski property, two attraction properties and an eat & play property. There were no changes in rental rates, and we paid no leasing commissions with respect to these lease renewals.

(2) The increase in percentage rent (i.e., amounts above base rent) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to higher percentage rent recognized from our attraction and theatre properties. The increase in percentage rent for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to higher percentage rent recognized from our attraction and theatre properties and was partially offset by lower percentage rent recognized from one of our education tenants and one of our ski properties.

(3) The increase in other income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 related primarily to an increase in operating income from our four theatre properties that we operate.

Analysis of Expenses and Other Line Items

The following table summarizes our expenses and other line items (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Property operating expense	$15,702	$14,478	$1,224	$46,421	$44,310	$2,111
Other expense (1)	12,690	11,173	1,517	34,743	35,743	(1,000)
General and administrative expense	14,809	14,001	808	43,027	41,255	1,772
Retirement and severance expense	—	1,094	(1,094)	1,423	1,094	329
Transaction costs	187	492	(305)	525	1,728	(1,203)
Provision (benefit) for credit losses, net (2)	836	9,117	(8,281)	(4,623)	9,462	(14,085)
Depreciation and amortization (3)	51,080	42,409	8,671	144,667	125,578	19,089
Gain on real estate transactions (4)	30,457	8,073	22,384	31,666	34,236	(2,570)
Costs associated with loan refinancing or payoff	605	—	605	605	—	605
Interest expense, net (5)	40,310	33,238	7,072	113,348	99,505	13,843
Equity in (income) loss from joint ventures	(2,555)	(2,934)	379	1,061	1,394	(333)
Income tax expense	774	725	49	2,005	1,542	463
Preferred dividend requirements	5,984	6,032	(48)	18,056	18,104	(48)
(1) The increase in other expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 related primarily to an increase in operating expenses from our four theatre properties that we operate.
(2) The change in provision (benefit) for credit losses, net for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to credit loss expense of $6.4 million recognized during the three months ended September 30, 2025 to fully reserve one mortgage note receivable, credit loss expense recognized on new mortgage notes funded in 2025 compared to 2026 as well as changes in our estimated current expected credit losses primarily due to improved property level performance and improved macro-economic conditions.
The change in provision (benefit) for credit losses, net for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to the items impacting the three months ended September 30, 2026, described above, as well as a credit loss benefit of $1.3 million that was recognized in connection with the conversion of a $70.0 million mortgage note receivable to a wholly-owned rental property during the nine months ended September 30, 2026.
(3) The increase in depreciation and amortization for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 resulted primarily from acquisitions and developments completed in 2026 and 2025. This was partially offset by property dispositions that occurred during 2025.
(4) The gain on real estate transactions for the three months ended September 30, 2026 related to the sale of an education property. The gain on real estate transactions for the three months ended September 30, 2025 related to the sale of one vacant theatre property and one land parcel.

(5) The increase in interest expense, net for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 resulted from a decrease in capitalized interest, an increase in average borrowings and an increase in the weighted average interest rate on our outstanding debt. This was partially offset by an increase in interest income recognized on short-term investments.
Liquidity and Capital Resources

Cash and cash equivalents were $52.4 million at September 30, 2026. In addition, we had restricted cash of $4.9 million at September 30, 2026, which related primarily to escrow deposits required for property management, mortgage note and debt agreements or held for potential acquisitions, developments and redevelopments.

Mortgage Debt, Senior Notes and Unsecured Credit Agreement
At September 30, 2026, we had total debt outstanding of $3.4 billion, of which 99% was unsecured.

At September 30, 2026, we had outstanding $2.75 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 3.60% to 4.95%. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt that would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt that would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt. Interest payments on our unsecured senior notes are due semiannually.

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

The amendments to the revolving credit facility, among other things, (i) extended the maturity date from October 2, 2028 to July 17, 2030, with two six-month extension options, subject to the payment of additional fees and the satisfaction of customary conditions, (ii) generally reduced the interest rate payable on outstanding loans by five basis points, (iii) modified the asset value calculations under certain financial covenants to include the expected cash proceeds from the sale of common shares under qualified forward equity contracts and (iv) split the prior revolving facility’s $300.0 million foreign currency sublimit into a separate, stand-alone foreign currency revolving credit facility of the same size.

The Amended Credit Agreement also established a new $600.0 million senior unsecured delayed draw term loan facility that bears interest based on our credit ratings (SOFR plus 115 basis points at closing) and matures on January 17, 2032.

In addition, the Amended Credit Agreement includes a $1.0 billion accordion feature on the combined unsecured revolving credit and delayed draw term loan facilities that increases the maximum amount available under the combined facilities from $1.6 billion to $2.6 billion, at our election and subject to lender consent and customary conditions.

At September 30, 2026, we had no outstanding balance under our $1.0 billion senior unsecured revolving credit facility and $600.0 million fully drawn under our senior unsecured delayed draw term loan facility.

In connection with entering into the Amended Credit Agreement, we incurred $8.9 million and $5.3 million in fees related to the revolving credit facility and the new senior unsecured delayed draw term loan facility, respectively. These fees are included in "Other assets" for the revolving credit facility and "Debt" for the delayed draw term loan facility in the accompanying consolidated balance sheet and amortized as part of the effective yield. Additionally, we recorded a non-cash write-off of deferred financing costs (net of accumulated amortization) totaling $0.6 million to "Costs associated with loan refinancing or payoff" in the accompanying consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026.

Upon maturity, on August 24, 2026, we repaid in full $179.6 million of Series B senior unsecured notes that were issued in a private placement transaction.

The Amended Credit Agreement contains financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investments outside certain categories, share repurchases and dividend distributions and require us to meet certain coverage levels for fixed charges and debt service. Additionally, certain of our debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $50.0 million to $75.0 million, depending upon the debt instrument. We were in compliance with all financial and other covenants under our consolidated debt instruments at September 30, 2026.

In 2024, two experiential lodging properties located in St. Pete Beach, Florida, in which we hold unconsolidated equity investments, were severely damaged by two hurricanes. One of these properties was sold during the nine months ended September 30, 2026 and all proceeds went into the receivership. We continue to work in good faith with our joint venture partners, the non-recourse debt provider and the insurance companies to identify a path forward that we expect will result in the eventual removal of the unconsolidated equity investments in the remaining experiential lodging property and the related non-recourse debt from our portfolio. Accordingly, we determined that our investment in these joint ventures had no fair value and was not recoverable. There can be no assurance as to the ultimate outcome of our negotiations regarding our exit from these joint ventures.

Our principal investing activities are acquiring, developing and financing Experiential properties. These investing activities have generally been financed with proceeds from senior unsecured note and equity offerings. Our unsecured revolving credit facility and cash from operations are also used to finance the acquisition or development of properties, and to provide mortgage financing. We have issued and expect to continue to issue debt securities in public or private offerings. We have assumed and may in the future assume mortgage debt in connection with property acquisitions or incur new mortgage debt on existing properties. We may also issue equity securities in connection with acquisitions. Continued growth of our real estate investments and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Capital Markets
As discussed above, during the nine months ended September 30, 2026, we entered into forward sale agreements pursuant to our "at-the-market" offering program ("ATM Program") to sell an aggregate of 2,285,835 common shares for initial gross proceeds of $137.5 million, or an average forward price of $60.16 per share, subject to adjustment upon settlement. We have the option to settle the outstanding common shares any time before the maturity dates of the respective forward sale agreements beginning on March 1, 2027 through March 6, 2028, subject to customary closing conditions, for the initial gross proceeds as adjusted for payment of commissions and applicable dividends as well as a daily adjustment based on the overnight bank borrowing rate less a spread. As of September 30, 2026, we have $262.5 million of remaining capacity under our ATM Program and expected net proceeds of unsettled forward sale agreements totaling $134.6 million.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We have historically met these requirements primarily through cash provided by operating activities. The table below summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$375,519	$323,173
Net cash used by investing activities	(581,739)	(6,506)
Net cash provided (used) by financing activities	165,535	(322,964)

Commitments
As of September 30, 2026, we had 25 development projects with commitments to fund an aggregate of approximately $61.1 million. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we may discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage notes investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2026, we had four mortgage notes with commitments totaling approximately $134.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis
We currently anticipate that our cash on hand, cash from operations, funds available under our $1.0 billion senior unsecured revolving credit facility, proceeds from issuances under our ATM Program and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments, including the amounts needed to fund our operations, repay $450.0 million of debt that is maturing in December of 2026 and make recurring debt service payments, allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

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

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through acquiring, developing and financing additional properties. We expect to finance these investments with cash on hand, excess cash flow, proceeds from asset dispositions or borrowings under our unsecured revolving credit facility as well as debt and equity financing alternatives. If we borrow the maximum amount available under our $1.0 billion senior unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional or substitute investment financing. We may also assume mortgage debt in connection with property acquisitions. The availability and terms of any such financing or sales will depend upon market and other conditions.

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet as measured primarily by our net debt to adjusted EBITDAre ratio (see "Non-GAAP Financial Measures" for definitions). Because adjusted EBITDAre, as defined, does not include the annualization of investments put in service, acquired or disposed of during the quarter, or the potential earnings on property under development, the annualization of percentage rent and adjustments for other items, we also look at an additional ratio that reflects these adjustments. We also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross assets ratios (see "Non-GAAP Financial Measures" for calculations).

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO retirement and severance expense, transaction costs, provision (benefit) for credit losses, net, costs associated with loan refinancing or payoff, preferred share redemption costs and impairment of operating lease right-of-use assets and subtracting sale participation income, gain on insurance recovery and deferred income tax (benefit) expense. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization and share-based compensation expense to management and Trustees, and subtracting amortization of above and below market leases, net and tenant allowances, straight-lined rental revenue (removing the impact of straight-lined ground sublease expense), the non-cash portion of mortgage and other financing income and the allocated share of joint venture non-cash items. To be consistent with the definitions used by most other triple-net REITs, we revised our definition of AFFO during the third quarter of 2026 to no longer deduct maintenance capital expenditures, and have recast AFFO for all prior periods presented to reflect this change. Reconciliations of AFFO calculated under the previous definition to AFFO calculated under the revised definition are included in the following table (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Previous AFFO	$120,104	$108,070	$331,985	$296,850
Add: Maintenance capital expenditures	965	564	1,685	3,673
Revised AFFO	$121,069	$108,634	$333,670	$300,523

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2026 and 2025 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FFO:
Net income available to common shareholders of EPR Properties	$94,137	$60,554	$211,841	$189,928
Gain on real estate transactions	(30,457)	(8,073)	(31,666)	(34,236)
Real estate depreciation and amortization	50,938	42,257	144,203	125,128
Allocated share of joint venture depreciation	999	989	2,991	3,010
FFO available to common shareholders of EPR Properties	$115,617	$95,727	$327,369	$283,830

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FFO available to common shareholders of EPR Properties	$115,617	$95,727	$327,369	$283,830
Add: Preferred dividends for Series C preferred shares	1,890	1,938	5,766	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted FFO available to common shareholders of EPR Properties	$119,445	$99,603	$338,949	$295,458

FFOAA:
FFO available to common shareholders of EPR Properties	$115,617	$95,727	$327,369	$283,830
Retirement and severance expense	—	1,094	1,423	1,094
Transaction costs	187	492	525	1,728
Provision (benefit) for credit losses, net	836	9,117	(4,623)	9,462
Costs associated with loan refinancing or payoff	605	—	605	—
Deferred income tax expense (benefit)	146	(53)	515	(676)
FFOAA available to common shareholders of EPR Properties	$117,391	$106,377	$325,814	$295,438

FFOAA available to common shareholders of EPR Properties	$117,391	$106,377	$325,814	$295,438
Add: Preferred dividends for Series C preferred shares	1,890	1,938	5,766	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted FFOAA available to common shareholders of EPR Properties	$121,219	$110,253	$337,394	$307,066

AFFO:
FFOAA available to common shareholders of EPR Properties	$117,391	$106,377	$325,814	$295,438
Non-real estate depreciation and amortization	142	152	464	450
Deferred financing fees amortization	3,100	2,120	8,471	6,428
Share-based compensation expense to management and trustees	4,929	3,907	13,324	11,686
Amortization of above and below market leases, net and tenant allowances	167	(81)	11	(243)
Straight-lined rental revenue	(4,658)	(3,541)	(13,154)	(12,075)
Straight-lined ground sublease expense	377	(4)	46	(2)
Non-cash portion of mortgage and other financing income	(379)	(296)	(1,306)	(1,159)
AFFO available to common shareholders of EPR Properties	$121,069	$108,634	$333,670	$300,523

AFFO available to common shareholders of EPR Properties	$121,069	$108,634	$333,670	$300,523
Add: Preferred dividends for Series C preferred shares	1,890	1,938	5,766	5,814
Add: Preferred dividends for Series E preferred shares	1,938	1,938	5,814	5,814
Diluted AFFO available to common shareholders of EPR Properties	$124,897	$112,510	$345,250	$312,151

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

FFO per common share:
Basic	$1.51	$1.26	$4.28	$3.73
Diluted	1.47	1.23	4.18	3.67
FFOAA per common share:
Basic	$1.53	$1.40	$4.26	$3.89
Diluted	1.49	1.37	4.16	3.81
Shares used for computation (in thousands):
Basic	76,597	76,127	76,482	76,006
Diluted	77,239	76,668	77,033	76,496

Weighted average shares outstanding-diluted EPS	77,239	76,668	77,033	76,496
Effect of dilutive Series C preferred shares	2,332	2,352	2,322	2,344
Effect of dilutive Series E preferred shares	1,677	1,668	1,674	1,667
Adjusted weighted average shares outstanding-diluted Series C and Series E	81,248	80,688	81,029	80,507

Other financial information:
Dividends per common share	$0.930	$0.885	$2.760	$2.635
The effect of the conversion of our convertible preferred shares is calculated using the if-converted method and the conversion that results in the most dilution is included in the computation of per share amounts. The conversion of the 5.75% Series C cumulative convertible preferred shares and the 9.00% Series E cumulative convertible preferred shares would be dilutive to FFO, FFOAA and AFFO per share for the three and nine months ended September 30, 2026 and 2025. Therefore, the additional common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and FFOAA per share and would be included in a calculation of AFFO per share.

Net Debt and Proforma Net Debt
Net Debt represents debt (reported in accordance with GAAP) adjusted to exclude deferred financing costs, net and reduced for cash and cash equivalents. By excluding deferred financing costs, net, and reducing debt for cash and cash equivalents on hand, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. Proforma Net Debt is presented by subtracting the estimated net proceeds from forward sale agreements under our ATM Program from Net Debt. We believe both of these calculations constitute beneficial supplemental non-GAAP financial disclosures to investors in understanding our financial condition. Our method of calculating Net Debt and Proforma Net Debt may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

	September 30,
	2026	2025
Net Debt:
Debt	$3,350,241	$2,768,387
Deferred financing costs, net	24,754	15,205
Cash and cash equivalents	(52,354)	(13,710)
Net Debt	$3,322,641	$2,769,882

Proforma Net Debt:
Net Debt	$3,322,641	$2,769,882
Estimated net proceeds from forward sale agreements (1)	(134,580)	—
Proforma Net Debt	$3,188,061	$2,769,882

Gross Assets:
Total Assets	$6,179,378	$5,543,897
Accumulated depreciation	1,830,912	1,671,309
Cash and cash equivalents	(52,354)	(13,710)
Gross Assets	$7,957,936	$7,201,496

Debt to Total Assets Ratio	54%	50%
Net Debt to Gross Assets Ratio	42%	38%
Proforma Net Debt to Gross Assets Ratio	40%	38%

	Three Months Ended September 30,
	2026	2025
EBITDAre and Adjusted EBITDAre:
Net income	$100,121	$66,586
Interest expense, net	40,310	33,238
Income tax expense	774	725
Depreciation and amortization	51,080	42,409
Gain on real estate transactions	(30,457)	(8,073)
Costs associated with loan refinancing or payoff	605	—
Allocated share of joint venture depreciation	999	989
Allocated share of joint venture interest expense	570	497
EBITDAre	$164,002	$136,371
Retirement and severance expense	—	1,094
Transaction costs	187	492
Provision (benefit) for credit losses, net	836	9,117
Adjusted EBITDAre (for the quarter)	$165,025	$147,074

Adjusted EBITDAre (annualized) (2)	$660,100	$588,296

Net Debt/Adjusted EBITDAre Ratio	5.0	4.7

Proforma Net Debt/Adjusted EBITDAre Ratio	4.8	4.7

(1) Represents proforma adjustments for estimated net proceeds from forward sale agreements that have not settled, as if they had been physically settled for cash as of the date presented. Settlement of these shares is subject to customary closing conditions, and actual net proceeds will be net of costs and certain adjustments calculated on the settlement date.
(2) Adjusted EBITDAre for the quarter is multiplied by four to calculate an annual amount but does not include the annualization of investments put in service, acquired or disposed of during the quarter, as well as the potential earnings on property under development, the annualization of percentage rent and participating interest and adjustments for other items.

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

	September 30, 2026	December 31, 2025
Total assets	$6,179,378	$5,699,762
Operating lease right-of-use assets	(211,134)	(170,755)
Cash and cash equivalents	(52,354)	(90,577)
Restricted cash	(4,923)	(8,071)
Accounts receivable	(107,066)	(97,855)
Add: accumulated depreciation on real estate investments	1,830,912	1,714,886
Add: accumulated amortization on intangible assets (1)	34,116	31,584
Prepaid expenses and other current assets (1)	(49,319)	(37,237)
Total investments	$7,619,610	$7,041,737

Total Investments:
Real estate investments, net of accumulated depreciation	$4,960,604	$4,494,259
Add back accumulated depreciation on real estate investments	1,830,912	1,714,886
Land held for development	20,168	20,168
Property under development	52,105	54,905
Mortgage notes and related accrued interest receivable, net	639,618	679,254
Investment in joint ventures	11,248	12,316
Intangible assets, gross (1)	104,816	63,239
Notes receivable and related accrued interest receivable, net (1)	139	2,710
Total investments	$7,619,610	$7,041,737

(1) Included in "Other assets" in the accompanying consolidated balance sheet. Other assets include the following:

	September 30, 2026	December 31, 2025
Intangible assets, gross	$104,816	$63,239
Less: accumulated amortization on intangible assets	(34,116)	(31,584)
Notes receivable and related accrued interest receivable, net	139	2,710
Prepaid expenses and other current assets	49,319	37,237
Total other assets	$120,158	$71,602

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2026, we had a $1.0 billion unsecured revolving credit facility with no outstanding balance and a $600.0 million unsecured term loan. Both our revolving credit facility and term loan bear interest at floating rates which subjects us to interest rate volatility on any respective amounts outstanding versus debt at fixed rates.

We also had a $25.0 million bond that bears interest at a floating rate but was fixed through an interest rate swap agreement that limited the variable portion of the interest rate (SOFR) on this bond to 2.5325% until it expired on September 30, 2026. Upon its scheduled maturity, we did not renew, replace or enter into a new interest rate swap agreement. As a result, the $25.0 million bond is no longer hedged and will bear interest at the prevailing variable rate.

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

Hedges of Foreign Exchange Risk
We are exposed to foreign currency risk against our functional currency, the U.S. dollar ("USD"), on our seven Canadian properties, the rents from which are payable in the Canadian dollar ("CAD"). In order to hedge our CAD denominated cash flows and our net investment in our seven Canadian properties, we entered into cross-currency swaps designated as net investment hedges as further described below.

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

Cash Flow Hedges of Foreign Exchange Risk - Cross-Currency Swaps
On August 17, 2026, we de-designated our eight CAD to USD cross-currency swaps in conjunction with entering into new net investment hedge agreements described below and terminated the previous cross-currency swap agreements. We received $0.1 million in connection with the settlement of the CAD to USD cross-currency swaps. As these agreements were terminated prior to their maturity, the remaining AOCI balance of approximately $0.1 million was frozen and will be amortized to other income through December 1, 2026, which is the original term of the de-designated swaps.

Net Investment Hedges - Foreign Currency Forward Contracts
On August 17, 2026, we de-designated our CAD to USD forward contracts in conjunction with entering into new cross-currency swap agreements described below. We paid $3.0 million in connection with the settlement of the CAD to USD forward contracts. The corresponding change in value of the forward contracts for the period from inception through de-designation continues to be reported in AOCI until the net investment is sold or liquidated.

Net Investment Hedges - Cross-Currency Swaps
On August 17, 2026, we entered into five cross-currency swaps designated as net investment hedges. As of September 30, 2026, the terms of these cross-currency swaps were:

Fixed rate	Notional Amount (in millions, CAD)	Annual Cash Flows (in millions, CAD)	CAD per USD exchange rate on monthly settlements (1)	Maturity
$1.39 CAD per USD	$240.0	$19.2	1.19	August 1, 2028
$1.39 CAD per USD	120.0	9.6	1.21	August 1, 2029
Total	$360.0	$28.8
(1) The cross-currency swaps have a monthly settlement feature. The net effect of the monthly settlement is an excluded component from the designated hedging relationship.

For qualifying foreign currency derivatives designated as net investment hedges, the change in the fair value of the derivatives is reported in AOCI as part of the cumulative translation adjustment. These amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses on the derivative representing hedge components excluded from the designated hedging relationship are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election.

Fair Value Hedge of Foreign Exchange Risk - Cross-Currency Swap
We entered into a USD-CAD cross-currency swap that became effective September 25, 2025, with a total fixed notional value of $27.9 million CAD and $20.0 million USD. The cross-currency swap includes an initial and final exchange of the principal balance of the CAD denominated mortgage note receivable with an exchange rate of $1.39 CAD per USD. In addition to the initial and final exchange, we have monthly exchanges on the notional value of $27.9 million CAD. The net effect of these swaps is to lock in an exchange rate of $1.25 CAD per USD on approximately $2.2 million annual CAD denominated cash flows through October 1, 2030.

See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Change in internal controls
There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no trustee or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

EPR Properties

Dated:	October 29, 2026	By	/s/ Gregory K. Silvers
Gregory K. Silvers, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2026	By	/s/ Tonya L. Mater
Tonya L. Mater, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)